Form 10-Q
period 1996-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1996-05-14
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996    Commission File Number 0-19041


                      American Biogenetic Sciences, Inc.


     A Delaware Corporation                  11-2655906
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
  incorporation or organization)

        1375 Akron Street                              516-789-2600
     Copiague, New York 11726                       (Telephone number)
  (Address of Principal Executive Offices)


               1539 North Ironwood Drive, South Bend, IN  46635
        (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                         YES   X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at May 10, 1996
Class A Common Stock, par value $.001                  15,857,634
Class B Common Stock, par value $.001                   1,375,500

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

               Form 10-Q for the Quarter Ended  March 31, 1996

                                    INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                Page No.
         Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995                  3
         Consolidated Statements of Operations -
            Three Months Ended March 31, 1996 and March 31, 1995
            and For the Period from Inception (September 1, 1983)
            Through March 31, 1996                                4
         Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and March 31, 1995
             and For the Period from Inception (September 1, 1983)
            Through March 31, 1996                                5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through March 31, 1996                              6 - 7
         Notes to Consolidated Financial Statements             8 - 9

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                             10 - 11

Part II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                        12
         Signature                                               12

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
Assets                                                1996           1995
                                                  (UNAUDITED)
                                                  -----------     -----------
Current Assets:
  Cash and cash equivalents                         2,056,000      5,436,000
  Marketable securities                             7,446,000      4,397,000
  Other current assets                                112,000        163,000
                                                  ------------   ------------
    Total current assets                            9,614,000      9,996,000
                                                  ------------   ------------
Fixed assets, at cost, net of accumulated
depreciation and   amortization of $970,000
and $902,000, respectively                            667,000        714,000

Patent costs, net of accumulated
amortization of $168,000 and $154,000,
respectively                                          760,000        766,000

Debt issuance costs, net of accumulated
amortization of $235,000 and $168,000,
respectively                                          290,000      1,022,000

Other assets                                           21,000         23,000
                                                  ------------   ------------
                                                   11,352,000     12,521,000
                                                  ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses               529,000        508,000
  Current portion of capital lease obligation           3,000          3,000
                                                  ------------   ------------
    Total current liabilities                         532,000        511,000
                                                  ------------   ------------
Long Term Liabilities:
8% convertible debentures                           2,450,000      7,850,000
Long-term portion of capital lease obligation          14,000         15,000
                                                  ------------   ------------
    Total Liabilities                               2,996,000      8,376,000
                                                  ------------   ------------
Commitments and Contingencies (Note 1)

Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 25,000,000 shares authorized;
  15,838,884 and 13,431,364 shares issued
  and outstanding, respectively                        16,000         13,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized;
   1,375,500 shares issued and outstanding              1,000          1,000

  Additional paid-in capital                       44,473,000     38,699,000

  Deficit accumulated during the
    development stage                             (36,134,000)   (34,568,000)
                                                  ------------   ------------
    Total stockholders' equity                      8,356,000      4,145,000
                                                  ------------   ------------
                                                   11,352,000     12,521,000
                                                  ============   ============
See notes to unaudited consolidated financial statements

Page 3

  AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
       (a development stage company)

   CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited)
                                                                    For the Period
                                                                    From Inception
                                        Three Months Ended          (September 1,
                                                                    1983) Through
                                         March 31,     March 31,      March 31,
                                            1996          1995           1996
                                        ------------  ------------   -------------
Revenues:
  Royalties / license fees              $ -           $ -              $1,000,000
  Collaborative agreements                   18,000             -         257,000
                                        ------------  ------------  --------------
                                             18,000             -       1,257,000
                                        ------------  ------------  --------------
Expenses:
  Research and development                  564,000       783,000      21,264,000
  General and administrative                976,000       673,000      18,330,000
                                        ------------  ------------  --------------
     Loss from operations                (1,522,000)   (1,456,000)    (38,337,000)
                                        ------------  ------------  --------------
Other Income (Expense):
  Interest expense                         (173,000)            -      (1,050,000)
  Net gain on sale of fixed assets                -             -           6,000
  Investment income                         129,000        86,000       3,247,000
                                        ------------  ------------  --------------
     Net loss                           ($1,566,000)  ($1,370,000)   ($36,134,000)
                                        ============  ============  ==============

Net Loss Per Common Share                    ($0.10)       ($0.09)         ($5.70)
                                        ============  ============  ==============
Weighted Average Number of Common
   Shares Outstanding                    16,349,000    14,440,000       6,342,000
                                        ============  ============  ==============
See notes to unaudited consolidated financial statements
Page 4

     AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
               (a development stage company)

           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                                                                                        For the Period
                                                                                        From Inception
                                                                                        (September 1,
                                                            Three Months Ended              1983)
                                                                                           Through
                                                             March 31,     March 31,      March 31,
                                                                1996          1995           1996
                                                            ------------  ------------   -------------

Cash Flows From Operating Activities:
Net loss                                                    ($1,566,000)  ($1,370,000)   ($36,134,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                 149,000        77,000       1,302,000
  Net (gain)/loss on sale of fixed assets                             -             -          (6,000)
  Net (gain)/loss on sale of marketable securities                    -             -        (217,000)
  Other non-cash expenses accrued primarily for warrants        159,000             -       1,311,000
  Write off of patent costs                                           -             -          93,000
  (Increase) decrease in other current assets                    51,000        19,000        (112,000)
  (Increase) decrease in other assets                             2,000             -          74,000
  Increase (decrease) in payables and accruals                  151,000        31,000         549,000
  Increase in interest payable to stockholder                         -             -         112,000
                                                            ------------  ------------  --------------
   Net cash used in operating activities                     (1,054,000)   (1,243,000)    (33,028,000)
                                                            ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                          (21,000)       (9,000)     (1,643,000)
  Proceeds from sale of fixed assets                                  -             -          16,000
  Payments for patent costs and other assets                     (8,000)      (27,000)       (998,000)
  Proceeds from maturity and sale of marketable securities      987,000       645,000      51,621,000
  Purchases of marketable securities                         (4,036,000)            -     (58,850,000)
                                                            ------------  ------------  --------------
   Net cash provided by (used in) investing activities       (3,078,000)      609,000      (9,854,000)
                                                            ------------  ------------  --------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net                   753,000             -      34,782,000
  Proceeds from issuance of 8% convertible debentures, net            -             -       7,790,000
  Principal payments under capital lease obligation              (1,000)            -          (3,000)
  Capital contributions from chairman                                 -             -       1,000,000
  Increase in loans payable to stockholder / affiliates               -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)              -             -      (1,300,000)
                                                            ------------  ------------  --------------
   Net cash provided by (used in) financing activities          752,000             -      44,938,000
                                                            ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents         (3,380,000)     (634,000)      2,056,000
Cash and Cash Equivalents at Beginning of Period              5,436,000     2,029,000               -
                                                            ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                   $2,056,000    $1,395,000      $2,056,000
                                                            ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation             -             -         $20,000
                                                            ============  ============  ==============
 8% Convertible Debentures converted into 2,066,145,  0,
  and 2,420,349 shares of Common Stock, respectively         $4,865,000             -      $5,436,000
                                                            ============  ============  ==============
  Warrants issued to placement agent                                  -             -        $480,000
                                                            ============  ============  ==============
  See notes to unaudited consolidated financial statements
                           Page 5

  AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
           (a development stage company)

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 Class A                      Class B
                                                 Per          Common Stock                 Common Stock
                                                Share      ----------------------       --------------------
                                                Amount      Shares        Dollars       Shares       Dollars
                                               ------- -------------   -------------  -----------  -----------

BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)     $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash       .33         78,000              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                    78,000              -            -            -

  Sale of common stock to chairman for cash       .33        193,500              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                   271,500              -            -            -

  Sale of common stock to chairman for cash       .33        276,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                   548,200          1,000            -            -

  Sale of common stock to chairman for cash       .33        404,820              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                   953,020          1,000            -            -

  Sale of common stock to chairman for cash       .33         48,048       -                   -            -
  Net (loss) for the period                                        -       -                   -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                 1,001,068          1,000            -            -

  Exchange of common stock for Class B stock              (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash      .33              -              -    1,998,932        2,000
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                         -              -    3,000,000        3,000

  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                         -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                     -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting exp  2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                            668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000
                                                         ------------  -------------  -----------  -----------
                   CONTINUED




BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash            3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash           4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                       850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                       2.00       417,750          1,000            -            -
  Expense for warrants issued                                      -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                 8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash            4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                       106,000              -     (106,000)           -
  Exercise of stock options                       2.49       348,300          1,000            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.             7.50       200,000              -            -            -
  Exercise of stock options                       2.00        32,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                       2.16        91,250              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                          1.85       354,204              -
  Exercise of stock options                       1.82        12,750              -
  Expense for warrants/options issued                              -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                13,431,364         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                          2.68     2,066,145          2,000
  Exercise of stock options                       2.21       341,375          1,000
  Expense for warrants/options issued                              -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, MARCH 31, 1996                                   15,838,884        $16,000    1,375,500       $1,000
                                                         ============  =============  ===========  ===========

See notes to unaudited consolidated financial statements

                    Page  7


AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
         (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                         Deficit
                                                                       Accumulated
                                                          Additional     During the
                                                            Paid-in     Development
                                                            Capital         Stage         Total
                                                        -------------  -------------  -----------


BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                $  -           $  -          $  -

  Sale of common stock to chairman for cash                   26,000              -       26,000
  Net (loss) for the period                                        -        (25,000)     (25,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                    26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                   65,000              -       65,000
  Net (loss) for the period                                        -       (242,000)    (242,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                    91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                   92,000              -       92,000
  Net (loss) for the period                                        -       (305,000)    (305,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                   183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                  134,000              -      134,000
  Net (loss) for the period                                        -       (433,000)    (433,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                   317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                   16,000              -       16,000
  Net (loss) for the period                                        -       (730,000)    (730,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                   333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                       -              -            -
  Sale of Class B stock to chairman for cash                 664,000              -      666,000
  Net (loss) for the period                                        -     (1,031,000)  (1,031,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                   997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                        -     (1,522,000)  (1,522,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                   997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                             1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)     5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                  -              -            -
  Net (loss) for the period                                        -     (2,100,000)  (2,100,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                $8,177,000    ($6,388,000)  $1,795,000
                                                         ------------  -------------  -----------
                   CONTINUED
          Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                    10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                      356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                             -              -            -
  Exercise of stock options                                  835,000              -      836,000
  Expense for warrants issued                                900,000              -      900,000
  Net (loss) for the period                                        -     (4,605,000)  (4,605,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                    14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                             -              -            -
  Exercise of stock options                                  865,000              -      866,000
  Net (loss) for the period                                        -     (4,016,000)  (4,016,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                      1,500,000              -    1,500,000
  Exercise of stock options                                   65,000              -       65,000
  Net (loss) for the period                                        -     (6,521,000)  (6,521,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                  197,000              -      197,000
  Net (loss) for the period                                        -     (7,431,000)  (7,431,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                     571,000              -      571,000
  Exercise of stock options                                   23,000              -       23,000
  Expense for warrants/options issued                        602,000              -      602,000
  Net (loss) for the period                                        -     (5,607,000)  (5,607,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                38,699,000    (34,568,000)   4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                   4,863,000              -    4,865,000
  Exercise of stock options                                  752,000              -      753,000
  Expense for warrants/options issued                        159,000              -      159,000
  Net (loss) for the period                                        -     (1,566,000)  (1,566,000)
                                                         ------------  -------------  -----------
BALANCE, MARCH 31, 1996                                  $44,473,000   ($36,134,000)  $8,356,000
                                                         ============  =============  ===========

See notes to unaudited consolidated financial statements

          Page 7 (column continuation)

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                March 31, 1996


(1)      INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1996 and results of operations for the three months ended March 31, 1996 and March 31, 1995. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year.

(2)      STOCKHOLDERS' EQUITY

Stock Options - The following summarizes the stock option activity for the three months ended March 31, 1996.

      1986 Plan                    Shares          Price
         Granted                   46,500        $2.50
         Exercised                341,375   $1.75 - $4.375
         Cancelled                 40,000   $2.00 - $4.375

         1993 Plan     There were no shares granted, exercised or
                       cancelled during the three months ended March
                       31, 1996.

         1996 Plan
            Granted               100,000        $4.78
            Exercised                  -               -
            Cancelled                  -               -

Each option entitles the holder to purchase one share of Class A
Common Stock of the Company.

On March 29, 1996, the Board of Directors adopted, subject to stockholder approval at the Company's 1996 Annual Meeting of Stockholders, the Company's 1996 Stock Option Plan. The 1996 Plan authorizes the grant of options to purchase a maximum of 1,000,000 shares of the Company's Class A Common Stock to employees and consultants. If the 1996 Plan is not approved by stockholders, the options granted thereunder will terminate.

Other Options Granted

Pursuant to an October 1995 agreement with an unaffiliated third party, during the three months ended March 31, 1996, the Company granted options for 12,500 shares at $3.00 per share and 12,500 shares at $5.50 per share. The Company recorded a noncash charge of $87,000 relating to these options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's net loss of $1,566,000 for the first quarter ended March 31, 1996 increased by $196,000 as compared to the net loss of $1,370,000 for the first quarter ended March 31, 1995.

Research and development expenses decreased from $783,000 to $564,000 primarily as a result of reduced personnel, reduced payments for research/collaborative projects, and reduced travel and meeting costs.

General and administrative expenses increased from $673,000 to $976,000 as a result of increased public relations costs, consulting costs, professional services and travel and meeting costs.

Interest expense of $173,000 resulted from the issuance of $8.5 million of 8% Convertible Debentures in late October 1995. Included in the 1996 interest expense is $67,000 of amortization of the debt issuance costs. The debt issuance costs are being amortized as a component of interest expense over the term of the debentures. Upon the conversion of debentures ($5,400,000 during the first quarter of 1996) the related unamortized debt issuance costs ($665,000 during the first quarter of 1996) are charged to paid-in capital.

Investment income increased $43,000 from $86,000 in 1995 to $129,000 in 1996 as a result of higher average fund balances. Interest rates on U.S. Government obligations were similar during both periods.

Liquidity and Capital Resources

As of March 31, 1996, the Company had working capital of $9,082,000 compared to $9,485,000 at December 31, 1995. The Company's management believes that current working capital will be sufficient to fund its liquidity needs through 1996 and beyond. During the three months ended March 31, 1996, $5,400,000 of the 8% Convertible Dentures were converted into 2,066,145 Class A Common shares.

The Company expects to continue to incur substantial expenditures in research and product development and the FDA approval process, relating to Phase I and Phase II human clinical testing of the MH1 imaging product and 510(k) filings for TpP , the Company's Thrombus Precursor Protein diagnostic tests, and FiF , the Company's Functional Intact Fibrinogen diagnostic test. Currently product development plans of the Company include entering into collaborative, licensing and co-marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, longer term, additional sources of funding will be required to finance the Company.

                                   PART II
                              OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               10.1 The Company's 1996 Stock Option Plan -
                    Incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 29, 1996 related to the Company's 1996 Annual Meeting of Stockholders, File No. 0-19041.

               27   Financial Data Schedule - filed herewith.

         (b)   Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended March 31, 1996.



                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          AMERICAN BIOGENETIC SCIENCES, INC.
                                   (Registrant)


Date     May 14, 1996               /s/  Josef C. Schoell
       	_____________          _________________________
                                   Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)