Form 10-Q
period 1996-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1996-08-13
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19041


                  American Biogenetic Sciences, Inc.
       ( Exact name of registrant as specified in its charter)

             Delaware                                  11-2655906
(State or other jurisdiction of incorporation     (I.R.S. Employer
          or organization)                         Identification No.)


            1375 Akron Street                          516-789-2600
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at August 8, 1996
Class A Common Stock, par value $.001                         16,159,661
Class B Common Stock, par value $.001                          1,375,500

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                     (a development stage company)

             Form 10-Q for the Quarter Ended June 30, 1996

                                 INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                    Page No.
         Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995                      3
         Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 1996 and June 30, 1995
            and For the Period from Inception (September 1, 1983)
            Through June 30, 1996                                    4
         Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1996 and June 30, 1995
            and For the Period from Inception (September 1, 1983)
            Through June 30, 1996                                    5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through June 30, 1996                                  6 - 7
         Notes to Consolidated Financial Statements                8 - 9

Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                             10 - 12

Part II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders        13

Item 6:  Exhibits and Reports on Form 8-K                            14
         Signature                                                  14

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
Assets                                                1996           1995
                                                  (UNAUDITED)
Current Assets:
  Cash and cash equivalents                         1,850,000      5,436,000
  Marketable securities                             6,676,000      4,397,000
  Other current assets                                130,000        163,000
                                                  ------------   ------------
    Total current assets                            8,656,000      9,996,000
                                                  ------------   ------------
Fixed assets, at cost, net of accumulated
depreciation and   amortization of $1,039,000
and $902,000, respectively                            626,000        714,000

Patent costs, net of accumulated
amortization of $181,000 and $154,000,
respectively                                          811,000        766,000

Debt issuance costs, net of accumulated
amortization of $264,000 and $168,000,
respectively                                          213,000      1,022,000

Other assets                                           20,000         23,000
                                                  ------------   ------------
                                                   10,326,000     12,521,000
                                                  ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses               554,000        508,000
  Current portion of capital lease obligation           3,000          3,000
                                                  ------------   ------------
    Total current liabilities                         557,000        511,000
                                                  ------------   ------------
Long Term Liabilities:
8% convertible debentures                           2,000,000      7,850,000
Long-term portion of capital lease obligation          13,000         15,000
                                                  ------------   ------------
    Total liabilities                               2,570,000      8,376,000
                                                  ------------   ------------
Commitments and Contingencies (Notes 1 and 3)

Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 shares authorized;
  16,154,661 and 13,431,364 shares issued
  and outstanding, respectively                        16,000         13,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized;
   1,375,500 shares issued and outstanding              1,000          1,000

  Additional paid-in capital                       45,451,000     38,699,000

  Deficit accumulated during the
    development stage                             (37,712,000)   (34,568,000)
                                                  ------------   ------------
    Total stockholders' equity                      7,756,000      4,145,000
                                                  ------------   ------------
                                                   10,326,000     12,521,000
                                                  ============   ============
See notes to unaudited consolidated financial statements

Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                                                                For the Period
                                                                                                From Inception
                                              Three Months Ended          Six Months Ended      (September 1,
                                                                                                1983) Through
                                          June 30,      June 30,      June 30,      June 30,       June 30,
                                            1996          1995          1996          1995           1996
Revenues:
  Royalties / license fees                  $ -           $ -           $ -           $ -          $1,000,000
  Collaborative agreements                    8,000             -        26,000             -         265,000
                                        ------------  ------------  ------------  ------------  --------------
                                              8,000             -        26,000             -       1,265,000

Expenses:
  Research and development                  702,000       803,000     1,266,000     1,586,000      21,966,000
  General and administrative                914,000       805,000     1,890,000     1,478,000      19,244,000
                                        ------------  ------------  ------------  ------------  --------------
     Loss from operations                (1,608,000)   (1,608,000)   (3,130,000)   (3,064,000)    (39,945,000)
                                        ------------  ------------  ------------  ------------  --------------

Other Income (Expense):
  Interest expense                          (80,000)            -      (253,000)            -      (1,130,000)
  Net gain on sale of fixed assets                -             -             -             -           6,000
  Net investment income                     110,000        70,000       239,000       156,000       3,357,000
                                        ------------  ------------  ------------  ------------  --------------
     Net loss                           ($1,578,000)  ($1,538,000)  ($3,144,000)  ($2,908,000)   ($37,712,000)
                                        ============  ============  ============  ============  ==============

Net Loss Per Common Share                    ($0.09)       ($0.11)       ($0.19)       ($0.20)         ($5.75)
                                        ============  ============  ============  ============  ==============

Weighted Average Number of
   Common Shares Outstanding             17,299,000    14,440,000    16,824,000    14,440,000       6,555,000
                                        ============  ============  ============  ============  ==============
See notes to unaudited consolidated financial statements


Page 4

     AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
               (a development stage company)

           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                                                                                        For the Period
                                                                                        From Inception
                                                                                        (September 1,
                                                                  Six Months Ended          1983)
                                                                                           Through
                                                              June 30,      June 30,       June 30,
                                                                1996          1995           1996
Cash Flows From Operating Activities:
Net loss                                                    ($3,144,000)  ($2,908,000)   ($37,712,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                 260,000       154,000       1,413,000
  Net (gain)/loss on sale of fixed assets                             -        (3,000)         (6,000)
  Net (gain)/loss on sale of marketable securities                    -             -        (217,000)
  Other non-cash expenses accrued primarily for warrants        201,000             -       1,353,000
  Write off of patent costs                                           -             -          93,000
  (Increase) decrease in other current assets                    33,000        23,000        (130,000)
  (Increase) decrease in other assets                             3,000        (3,000)         75,000
  Increase (decrease) in payables and accruals                  198,000        66,000         596,000
  Increase in interest payable to stockholder                         -             -         112,000
                                                            ------------  ------------  --------------
   Net cash used in operating activities                     (2,449,000)   (2,671,000)    (34,423,000)
                                                            ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                          (49,000)      (45,000)     (1,671,000)
  Proceeds from sale of fixed assets                                  -         8,000          16,000
  Payments for patent costs and other assets                    (72,000)      (63,000)     (1,062,000)
  Proceeds from maturity and sale of marketable securities    4,397,000     2,567,000      55,031,000
  Purchases of marketable securities                         (6,676,000)            -     (61,490,000)
                                                            ------------  ------------  --------------
   Net cash provided by (used in) investing activities       (2,400,000)    2,467,000      (9,176,000)
                                                            ------------  ------------  --------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net                 1,265,000             -      35,294,000
  Proceeds from issuance of 8% convertible debentures, net            -             -       7,790,000
  Principal payments under capital lease obligation              (2,000)       (1,000)         (4,000)
  Capital contributions from chairman                                 -             -       1,000,000
  Increase in loans payable to stockholder / affiliates               -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)              -             -      (1,300,000)
                                                            ------------  ------------  --------------
   Net cash provided by (used in) financing activities        1,263,000        (1,000)     45,449,000
                                                            ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents         (3,586,000)     (205,000)      1,850,000
Cash and Cash Equivalents at Beginning of Period              5,436,000     2,029,000               -
                                                            ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                   $1,850,000    $1,824,000      $1,850,000
                                                            ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation             -       $20,000         $20,000
                                                            ============  ============  ==============
 8% Convertible Debentures converted into 2,206,172,  0,
  and 2,420,349 shares of Common Stock, respectively         $5,289,000             -      $5,860,000
                                                            ============  ============  ==============
  Warrants issued to placement agent                                  -             -        $480,000
                                                            ============  ============  ==============
  See notes to unaudited consolidated financial statements
                           Page 5

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
         (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     Class A                    Class B
                                                  Per             Common Stock               Common Stock
                                                 Share   ---------------------------  ------------------------
                                                Amount      Shares        Dollars       Shares       Dollars
                                                -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)     $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash       .33         78,000              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                    78,000              -            -            -

  Sale of common stock to chairman for cash       .33        193,500              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                   271,500              -            -            -

  Sale of common stock to chairman for cash       .33        276,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                   548,200          1,000            -            -

  Sale of common stock to chairman for cash       .33        404,820              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                   953,020          1,000            -            -

  Sale of common stock to chairman for cash       .33         48,048       -                   -            -
  Net (loss) for the period                                        -       -                   -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                 1,001,068          1,000            -            -

  Exchange of common stock for Class B stock              (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash      .33              -              -    1,998,932        2,000
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                         -              -    3,000,000        3,000

  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                         -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                     -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting exp  2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                            668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000
                                                         ------------  -------------  -----------  -----------
                   CONTINUED




BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash            3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash           4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                       850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                       2.00       417,750          1,000            -            -
  Expense for warrants issued                                      -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                 8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash            4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                       106,000              -     (106,000)           -
  Exercise of stock options                       2.49       348,300          1,000            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.             7.50       200,000              -            -            -
  Exercise of stock options                       2.00        32,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                       2.16        91,250              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                          1.85       354,204              -
  Exercise of stock options                       1.82        12,750              -
  Expense for warrants/options issued                              -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                13,431,364         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                          2.72     2,206,172          2,000
  Exercise of stock options                       2.45       517,125          1,000
  Expense for warrants/options issued                              -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, JUNE 30, 1996                                    16,154,661        $16,000    1,375,500       $1,000
                                                         ============  =============  ===========  ===========

See notes to unaudited consolidated financial statements

                    Page  7

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
         (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                                          Additional    During the
                                                           Paid-in      Development
                                                           Capital         Stage         Total
                                                         ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                $  -           $  -          $  -

  Sale of common stock to chairman for cash                   26,000              -       26,000
  Net (loss) for the period                                        -        (25,000)     (25,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                    26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                   65,000              -       65,000
  Net (loss) for the period                                        -       (242,000)    (242,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                    91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                   92,000              -       92,000
  Net (loss) for the period                                        -       (305,000)    (305,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                   183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                  134,000              -      134,000
  Net (loss) for the period                                        -       (433,000)    (433,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                   317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                   16,000              -       16,000
  Net (loss) for the period                                        -       (730,000)    (730,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                   333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                       -              -            -
  Sale of Class B stock to chairman for cash                 664,000              -      666,000
  Net (loss) for the period                                        -     (1,031,000)  (1,031,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                   997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                        -     (1,522,000)  (1,522,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                   997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                             1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)     5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                  -              -            -
  Net (loss) for the period                                        -     (2,100,000)  (2,100,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                $8,177,000    ($6,388,000)  $1,795,000
                                                         ------------  -------------  -----------
                   CONTINUED
          Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                    10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                      356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                             -              -            -
  Exercise of stock options                                  835,000              -      836,000
  Expense for warrants issued                                900,000              -      900,000
  Net (loss) for the period                                        -     (4,605,000)  (4,605,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                    14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                             -              -            -
  Exercise of stock options                                  865,000              -      866,000
  Net (loss) for the period                                        -     (4,016,000)  (4,016,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                      1,500,000              -    1,500,000
  Exercise of stock options                                   65,000              -       65,000
  Net (loss) for the period                                        -     (6,521,000)  (6,521,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                  197,000              -      197,000
  Net (loss) for the period                                        -     (7,431,000)  (7,431,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                     571,000              -      571,000
  Exercise of stock options                                   23,000              -       23,000
  Expense for warrants/options issued                        602,000              -      602,000
  Net (loss) for the period                                        -     (5,607,000)  (5,607,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                38,699,000    (34,568,000)   4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                   5,287,000              -    5,289,000
  Exercise of stock options                                1,264,000              -    1,265,000
  Expense for warrants/options issued                        201,000              -      201,000
  Net (loss) for the period                                        -     (3,144,000)  (3,144,000)
                                                         ------------  -------------  -----------
BALANCE, JUNE 30, 1996                                   $45,451,000   ($37,712,000)  $7,756,000
                                                         ============  =============  ===========

See notes to unaudited consolidated financial statements

          Page 7 (column continuation)

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                     (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                             June 30, 1996




(1)      INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1996 and results of operations for the three and six months ended June 30, 1996 and June 30, 1995. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the full year.

(2)      STOCKHOLDERS' EQUITY

Stock Options - The following summarizes the stock option activity for the three months ended June 30, 1996.

         1986 Plan                          Shares        Price
            Granted                         79,500    $5.00 - $5.50
            Exercised                      160,750    $1.50 - $5.50
            Cancelled                       81,750    $1.50 - $3.50

         1993 Plan                          Shares        Price
            Granted                         20,000        $6.75
            Exercised                       10,000   $3.375 - $4.125
            Cancelled                       17,500   $2.750 - $4.125

         1996 Plan   There were no shares granted, exercised or canceled
during the three months ended June 30, 1996.

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

On March 29, 1996, the Board of Directors adopted, and on June 10, 1996, the Company's stockholders approved, the Company's 1996 Stock Option Plan which authorizes the grant of options to purchase 1,000,000 shares of the Company's Class A Common Stock to employees and consultants.

(3)      LEGAL MATTERS

         On December 13, 1994, certain stockholders filed a complaint, and on August 5, 1995, certain other stockholders filed a similar complaint, in the United States District Court for the Eastern District of New York against the Company and certain of its present and former executive officers and directors. The complaints allege, among other things, that such persons made misleading statements relating to the Company. The actions seek an unspecified amount of damages and possible equitable relief.

         While both of these matters are in very early stages, the Company and its officers believe that the actions are without merit and have denied liability and intend to vigorously defend the suits.

Item 2.       Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Three Months Ended June 30, 1996

The Company's net loss of $1,578,000 for the second quarter ended June 30, 1996 was $40,000 higher than the net loss of $1,538,000 for the second quarter ended June 30, 1995.

Research and development expenses decreased from $803,000 to $702,000 primarily as a result of reduced personnel, reduced payments for research/collaborative projects, and reduced consulting services.

General and administrative expenses increased from $805,000 to $914,000 as a result of increased public relations costs, and increased personnel offset by a reduction in consulting services.

Interest expense of $80,000, including $29,000 of amortization of the debt issuance costs, resulted from the issuance of $8.5 million of 8% Convertible Debentures in late October 1995. The debt issuance costs are being amortized as a component of interest expense over the term of the debentures. Upon the conversion of debentures ($450,000 during the second quarter of 1996) the related unamortized debt issuance costs ($48,000 during the second quarter of 1996) are charged to paid-in capital.

Investment income increased $40,000 from $70,000 in the 1995 period to $110,000 in the 1996 period as a result of higher average cash balances offset, in part, by lower interest rates on U.S. Government obligations in which most of the Company's available cash is invested.

     Six Months Ended June 30, 1996

The Company's net loss increased $236,000 during the six months ended June 30, 1996 from a loss of $2,908,000 during the 1995 period to a loss of $3,144,000 in 1996.

Research and development expenses decreased from $1,586,000 to $1,266,000 primarily as a result of reduced personnel and reduced payments for research/collaborative projects.

General and administrative expenses increased from $1,478,000 to $1,890,000 as a result of increased public relations costs, consulting costs and travel and meeting costs.

Interest expense of $253,000 resulted from the issuance of $8.5 million of 8% Convertible Debentures in late October 1995. Included in the 1996 interest expense is $96,000 of amortization of the debt issuance costs. The debt issuance costs are being amortized as a component of interest expense over the term of the debentures. Upon the conversion of debentures ($5,850,000 during the six months ended June 30, 1996) the related unamortized debt issuance costs ($713,000 during the second quarter of 1996) are charged to paid-in capital.

Interest income increased $83,000 from $156,000 in 1995 as a result of higher average fund balances.

Liquidity and Capital Resources

As of June 30, 1996, the Company had working capital of $8,099,000 compared to $9,485,000 at December 31, 1995. The Company's management believes that current working capital will be sufficient to fund its liquidity needs through 1996 and beyond. During the six months ended June 30, 1996, $5,850,000 of the 8% Convertible Debentures were converted into 2,206,172 Class A Common shares.

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

                                PART II
                           OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's 1996 Meeting of Stockholders held on June 10, 1996:

     (a) The following six directors, each of whom were nominated by the Board of Directors were elected by the following votes:
                                                       Voting Authority
                                        For            Withheld
     Alfred J. Roach                    27,634,604     460,670
     Dr. Paul E. Gargan                 27,647,569     447,705
     Ellena M. Byrne                    27,649,719     445,555
     Timothy J. Roach                   27,624,324     470,950
     Joseph C. Hogan                    27,645,819     449,455
     William G. Sharwell                27,636,519     458,755


     (b) Authorized an amendment to the Company's Certificate of Incorporation to increase the number of shares of Class A Common Stock, $.001 par value, which the Company is authorized to issue from 25,000,000 shares to 50,000,000 shares by the following vote:

                    For            Against   Abstain   Broker Non-Votes
Votes by Class A
     Common Stock   12,794,279     1,380,691  164,304          -
Votes by Class B
     Common Stock    1,375,500            -         -          -

     (c) Approved the Company's 1996 Stock Option Plan, by the following vote:

                    For       Against        Abstain   Broker Non-Votes
               19,449,072     1,338,936      185,953   7,121,313

     (d) Ratified the appointment of Arthur Andersen LLP to serve as the Company's independent public auditors for the year ending December 31, 1996 by the following vote:

                         For            Against        Abstain
                         27,933,714     55,460         106,100

     Each matter was approved by the vote of Common Class A and Class B stockholders voting together as one class, with each share of Class A having one vote and each share of Class B having ten votes, except that the proposal to amend the Company's Certificate of Incorporation was approved by separate vote of each class.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               3.1  Restated Certificate of Incorporation -
                    Incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, File No. 333-09473.

               3.2 Amended By-Laws of the Company - Incorporated by reference to Exhibit 4.02 to the Company's
                    Registration Statement on Form S-8, File No. 333-09473.

               27   Financial Data Schedule - filed herewith.

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                              SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                               AMERICAN BIOGENETIC SCIENCES, INC.
                                         (Registrant)


Date August 13, 1996               /s/ Josef C. Schoell
     ---------------               --------------------
                                   Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)