Form 10-Q
period 1996-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1996-11-13
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996
                                  OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at November 7, 1996

Class A Common Stock, par value $.001                             16,210,673
Class B Common Stock, par value $.001                              1,375,500

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                     (a development stage company)

          Form 10-Q for the Quarter Ended September 30, 1996

                                 INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                    Page No.
         Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995                    3
         Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1996 and
            September 30, 1995 and For the Period from Inception
            (September 1, 1983) Through September 30, 1996              4
         Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and September 30, 1995
            and For the Period from Inception (September 1, 1983)
            Through September 30, 1996                                  5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through September 30, 1996                                 6 - 7
         Notes to Consolidated Financial Statements                    8 - 11

Item 2:   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                         12- 14

Part II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                                15
         Signature                                                       15

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
Assets                                                1996           1995
                                                  ------------   ------------
                                                  (UNAUDITED)
Current Assets:
  Cash and cash equivalents                         7,187,000      5,436,000
  Marketable securities                             5,721,000      4,397,000
  Other current assets                              3,000,000        163,000
                                                  ------------   ------------
    Total current assets                           15,908,000      9,996,000
                                                  ------------   ------------
Fixed assets, at cost, net of accumulated
depreciation and   amortization of $1,116,000
and $902,000, respectively                            565,000        714,000

Patent costs, net of accumulated
amortization of $196,000 and $154,000,
respectively                                          932,000        766,000

Debt issuance costs, net of accumulated
amortization of $287,000 and $168,000,
respectively                                          660,000      1,022,000

Other assets                                           20,000         23,000
                                                  ------------   ------------
                                                   18,085,000     12,521,000
                                                  ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses               619,000        508,000
  Current portion of capital lease obligation           3,000          3,000
                                                  ------------   ------------
    Total current liabilities                         622,000        511,000
                                                  ------------   ------------
Long Term Liabilities:
7% convertible debentures                           9,000,000              -
8% convertible debentures                           1,900,000      7,850,000
Long-term portion of capital lease obligation          12,000         15,000
                                                  ------------   ------------
    Total liabilities                              11,534,000      8,376,000
                                                  ------------   ------------
Commitments and Contingencies (Notes 1, 3 and 4)

Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 shares authorized;
  16,210,673 and 13,431,364 shares issued
  and outstanding, respectively                        16,000         13,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized;
   1,375,500 shares issued and outstanding              1,000          1,000

  Additional paid-in capital                       45,676,000     38,699,000

  Deficit accumulated during the
    development stage                             (39,142,000)   (34,568,000)
                                                  ------------   ------------
    Total stockholders' equity                      6,551,000      4,145,000
                                                  ------------   ------------
                                                   18,085,000     12,521,000
                                                  ============   ============
See notes to unaudited consolidated financial statements

Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                                                                For the Period
                                                                                                From Inception
                                              Three Months Ended          Nine Months Ended     (September 1,
                                        --------------------------  --------------------------  1983) Through
                                        September 30, September 30, September 30, September 30, September 30,
                                            1996          1995          1996          1995           1996
                                        ------------  ------------  ------------  ------------  --------------
Revenues:
  Royalties / license fees                  $ -           $ -           $ -           $ -          $1,000,000
  Collaborative agreements                    8,000             -        34,000             -         273,000
                                        ------------  ------------  ------------  ------------  --------------
                                              8,000             -        34,000             -       1,273,000

Expenses:
  Research and development                  686,000       694,000     1,952,000     2,280,000      22,652,000
  General and administrative                788,000       692,000     2,678,000     2,170,000      20,032,000
                                        ------------  ------------  ------------  ------------  --------------
     Loss from operations                (1,466,000)   (1,386,000)   (4,596,000)   (4,450,000)    (41,411,000)
                                        ------------  ------------  ------------  ------------  --------------

Other Income (Expense):
  Interest expense                          (65,000)            -      (318,000)            -      (1,195,000)
  Net gain on sale of fixed assets                -         6,000             -         6,000           6,000
  Net investment income                     101,000        57,000       340,000       213,000       3,458,000
                                        ------------  ------------  ------------  ------------  --------------
     Net loss                           ($1,430,000)  ($1,323,000)  ($4,574,000)  ($4,231,000)   ($39,142,000)
                                        ============  ============  ============  ============  ==============

Net Loss Per Common Share                    ($0.08)       ($0.09)       ($0.27)       ($0.29)         ($5.78)
                                        ============  ============  ============  ============  ==============

Weighted Average Number of
   Common Shares Outstanding             17,553,000    14,440,000    17,069,000    14,440,000       6,767,000
                                        ============  ============  ============  ============  ==============
See notes to unaudited consolidated financial statements


Page 4

     AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
               (a development stage company)

           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)
                                                                                        For the Period
                                                                                        From Inception
                                                                                        (September 1,
                                                                  Nine Months Ended         1983)
                                                            --------------------------     Through
                                                            September 30, September 30, September 30,
                                                                1996          1995           1996
                                                            ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                    ($4,574,000)  ($4,231,000)   ($39,142,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                 375,000       233,000       1,528,000
  Net gain on sale of fixed assets                                    -        (6,000)         (6,000)
  Net gain on sale of marketable securities                           -             -        (217,000)
  Other non-cash expenses accrued primarily for warrants        243,000        61,000       1,395,000
  Write off of patent costs                                           -             -          93,000
  (Increase) decrease in other current assets                    43,000       164,000        (120,000)
  (Increase) decrease in other assets                             3,000        (4,000)         75,000
  Increase in payables and accruals                             270,000        17,000         668,000
  Increase in interest payable to stockholder                         -             -         112,000
                                                            ------------  ------------  --------------
   Net cash used in operating activities                     (3,640,000)   (3,766,000)    (35,614,000)
                                                            ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                          (65,000)      (47,000)     (1,687,000)
  Proceeds from sale of fixed assets                                  -        16,000          16,000
  Payments for patent costs and other assets                   (208,000)     (108,000)     (1,198,000)
  Proceeds from maturity and sale of marketable securities    8,417,000     5,230,000      59,051,000
  Purchases of marketable securities                         (9,741,000)   (1,475,000)    (64,555,000)
                                                            ------------  ------------  --------------
   Net cash provided by (used in) investing activities       (1,597,000)    3,616,000      (8,373,000)
                                                            ------------  ------------  --------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net                 1,306,000             -      35,335,000
  Proceeds from issuance of 7% convertible debentures, net    5,685,000             -       5,685,000
  Proceeds from issuance of 8% convertible debentures, net            -             -       7,790,000
  Principal payments under capital lease obligation              (3,000)       (1,000)         (5,000)
  Capital contributions from chairman                                 -             -       1,000,000
  Increase in loans payable to stockholder / affiliates               -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)              -             -      (1,300,000)
                                                            ------------  ------------  --------------
   Net cash provided by (used in) financing activities        6,988,000        (1,000)     51,174,000
                                                            ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents          1,751,000      (151,000)      7,187,000
Cash and Cash Equivalents at Beginning of Period              5,436,000     2,029,000               -
                                                            ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                   $7,187,000    $1,878,000      $7,187,000
                                                            ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation             -       $20,000         $20,000
                                                            ============  ============  ==============
 8% Convertible Debentures converted into 2,237,684,  0,
  and 2,591,888 shares of Common Stock, respectively         $5,386,000             -      $5,957,000
                                                            ============  ============  ==============
  Warrants issued to placement agent                            $45,000             -        $525,000
                                                            ============  ============  ==============
  See notes to unaudited consolidated financial statements
                           Page 5

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
         (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     Class A                    Class B
                                                  Per             Common Stock               Common Stock
                                                 Share   ---------------------------  ------------------------
                                                Amount      Shares        Dollars       Shares       Dollars
                                                -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)     $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash       .33         78,000              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                    78,000              -            -            -

  Sale of common stock to chairman for cash       .33        193,500              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                   271,500              -            -            -

  Sale of common stock to chairman for cash       .33        276,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                   548,200          1,000            -            -

  Sale of common stock to chairman for cash       .33        404,820              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                   953,020          1,000            -            -

  Sale of common stock to chairman for cash       .33         48,048       -                   -            -
  Net (loss) for the period                                        -       -                   -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                 1,001,068          1,000            -            -

  Exchange of common stock for Class B stock              (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash      .33              -              -    1,998,932        2,000
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                         -              -    3,000,000        3,000

  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                         -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                     -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting exp  2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                            668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000
                                                         ------------  -------------  -----------  -----------
                   CONTINUED




BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash            3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash           4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                       850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                       2.00       417,750          1,000            -            -
  Expense for warrants issued                                      -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                 8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash            4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                       106,000              -     (106,000)           -
  Exercise of stock options                       2.49       348,300          1,000            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.             7.50       200,000             at its maturity date, the Company has the option to
either convert such Debenture into shares of Class A Common Stock on the same basis as the Debentureholder could have converted such Debenture or pay the outstanding principal amount thereof, plus any accrued and unpaid interest thereon, in cash.

            The Company has also entered into Registration Rights
Agreements with each of the investors pursuant to which, among other things, the Company has agreed to file on or prior to October 20, 1996
(which was filed on October 18, 1996) a registration statement under the Securities Act covering the shares issuable upon conversion of the Debentures, use its best efforts to have such registration statement declared effective as soon thereafter as practicable and maintain such registration statement effective and current (with certain exceptions) until all of such shares are either sold either pursuant to such registration statement or under Rule 144 promulgated under the Securities Act or such time as Rule 144 would permit the investors to sell all of such shares without registration during a 90 consecutive day period. Should such registration statement not become effective before December 29, 1996, the Company will be required to pay each Debentureholder an amount equal to 1% of the principal amount of such holder's Debentures during the first 30 days thereafter, and 2% for each 30 days thereafter, that the registration statement is not effective.
The Company may elect, in certain instances, in lieu of cash, to pay such amount by delivery of Class A Common Stock having an aggregate market value equal to the amount so payable but only if such shares are freely tradeable without restriction under the Securities Act or any state securities laws. All expenses of all such registrations are to be borne by the Company, other than brokerage commissions, underwriting discounts and commissions, other fees and expenses of investment bankers and any fees and expenses of counsel employed by the investors which are the obligations of the investors.

            In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $480,000. These issuance costs will be amortized as a component of interest expense over the term of the Debentures. Upon the conversion of the Debentures the related unamortized deferred financing costs are charged to paid-in-capital. As compensation, the Company paid Shoreline Pacific Institutional Finance,
The Institutional Division of Financial West Group, the placement agent of the Debentures, a 4% commission of $360,000 and issued to brokers affiliated with the placement agent warrants entitling them to purchase an aggregate of 15,618 shares of Common Stock at an exercise price of $5.7625 per share at any time until September 30, 1998. The estimated noncash value of these warrants, $45,000, has been recorded as additional paid-in capital, while their cost is included in the $480,000 total issuance costs.

            As of September 30, 1996, the Company received $5,685,000 of the net proceeds from the offering, the remainder of $2,880,000 included in "Other current assets" on the September 30, 1996 Consolidated Balance
Sheets was received by the Company from the escrow agent on October 1, 1996.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Results of Operations

     Three Months Ended September 30, 1996

The Company's net loss of $1,430,000 for the third quarter ended
September 30, 1996 was $107,000 higher than the net loss of $1,323,000 for the third quarter ended September 30, 1995.

Research and development expenses decreased by $8,000 from $694,000 to $686,000 primarily as a result of reduced consulting services, reduced personnel and reduced payments for research/collaborative projects offset by increases in travel and meeting costs and increases in costs associated with the TpP diagnostic test.

General and administrative expenses increased by $96,000 from $692,000 to $788,000 as a result of increased public relations costs, increased personnel cost and increased travel and meeting costs offset by a reduction in consulting services.

Interest expense of $65,000, including $23,000 of amortization of debt issuance costs, resulted from the issuance of $8.5 million of 8%
Convertible Debentures in late October 1995. The debt issuance costs are being amortized as a component of interest expense over the term of the debentures. Upon the conversion of debentures ($100,000 during the third quarter of 1996), the related unamortized debt issuance costs
($10,000 during the third quarter of 1996) are charged to paid-in capital.

Investment income increased by $44,000 from $57,000 in the 1995 period to $101,000 in the 1996 period as a result of higher average cash balances offset, in part, by lower interest rates on U.S. Government obligations in which most of the Company's available cash is invested.



     Nine Months Ended September 30, 1996

The Company's net loss increased $343,000 during the nine months ended
September 30, 1996 from a loss of $4,231,000 during the 1995 period to a loss of $4,574,000 in 1996.

Research and development expenses decreased by $328,000 from $2,280,000 to $1,952,000 primarily as a result of reduced personnel, reduced payments for research/collaborative projects, reduced consulting services offset by increases in travel and meeting costs and costs associated with the TpP diagnostic test.

General and administrative expenses increased by $508,000 from $2,170,000 to $2,678,000 as a result of increased public relations costs, personnel cost and travel and meeting costs.

Interest expense of $318,000, including $119,000 of amortization of debt issuance costs, resulted from the issuance of $8.5 million of 8%
Convertible Debentures in late October 1995. The debt issuance costs are being amortized as a component of interest expense over the term of the debentures. Upon the conversion of debentures ($5,950,000 during the nine months ended September 30, 1996) the related unamortized debt issuance costs ($723,000 during the nine months ended September 30, 1996) are charged to paid-in capital.

Interest income increased by $127,000 from $213,000 in the 1995 period to $340,000 in the 1996 period as a result of higher average fund balances offset in part by lower interest rates.


Liquidity and Capital Resources

As noted in Note 4 to the consolidated interim financial statements, on September 30, 1996 the Company completed a private placement offering of 7% Convertible Debentures which resulted in net cash proceeds of $8.6 million. The Company plans to use the proceeds for general working capital principally for clinical programs for testing diagnostic and therapeutic products, sales and marketing, research and development programs, facility expansion and the purchase of equipment.

As of September 30, 1996, the Company had working capital of $15,286,000 compared to $9,485,000 at December 31, 1995. The Company's management believes that current working capital will be sufficient to fund its liquidity needs through 1996 and beyond. During the nine months ended
September 30, 1996, $5,950,000 of the 8% Convertible Debentures were converted into 2,237,684 Class A Common shares.

The Company still expects to continue to incur substantial expenditures in research and product development and the FDA approval process, relating to Phase I and Phase II human clinical testing of the MH1 imaging product and 510(k) filings for TpP , the Company's Thrombus
Precursor Protein diagnostic tests, and FiF , the Company's Functional
Intact Fibrinogen diagnostic test. Currently product development plans of the Company include entering into collaborative, licensing and co-marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, longer term, additional sources of funding will be required to finance the Company.

                                PART II
                           OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27   Financial Data Schedule - filed herewith

         (b)   Reports on Form 8-K

               On October 7, 1996, the Company filed a report on Form 8-K dated
               September 30, 1996 (date of earliest event reported), reporting under Item 5 Other Events.


                              SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                               AMERICAN BIOGENETIC SCIENCES, INC.                         (Registrant)


Date November 13, 1996              /s/ Josef C. Schoell
     -----------------             -------------------------
                                   Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)


