Form 10-Q/A
period 1996-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1996-11-18
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q AMENDMENT



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
                                                            ============  ============  ==============
  See notes to unaudited consolidated financial statements
                           Page 5

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
         (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     Class A                    Class B
                                                  Per             Common Stock               Common Stock
                                                 Share   ---------------------------  ------------------------
                                                Amount      Shares        Dollars       Shares       Dollars
                                                -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)     $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash       .33         78,000              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                    78,000              -            -            -

  Sale of common stock to chairman for cash       .33        193,500              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                   271,500              -            -            -

  Sale of common stock to chairman for cash       .33        276,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                   548,200          1,000            -            -

  Sale of common stock to chairman for cash       .33        404,820              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                   953,020          1,000            -            -

  Sale of common stock to chairman for cash       .33         48,048       -                   -            -
  Net (loss) for the period                                        -       -                   -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                 1,001,068          1,000            -            -

  Exchange of common stock for Class B stock              (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash      .33              -              -    1,998,932        2,000
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                         -              -    3,000,000        3,000

  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                         -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                     -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting exp  2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                            668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000
                                                         ------------  -------------  -----------  -----------
                   CONTINUED




BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash            3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash           4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                       850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                       2.00       417,750          1,000            -            -
  Expense for warrants issued                                      -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                 8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash            4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                       106,000              -     (106,000)           -
  Exercise of stock options                       2.49       348,300          1,000            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.             7.50       200,000              -            -            -
  Exercise of stock options                       2.00        32,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                       2.16        91,250              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                          1.85       354,204              -
  Exercise of stock options                       1.82        12,750              -
  Expense for warrants/options issued                              -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                13,431,364         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                          2.73     2,237,684          2,000
  Exercise of stock options                       2.41       541,625          1,000
  Expense for warrants/options issued                              -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, SEPTEMBER 30, 1996                               16,210,673        $16,000    1,375,500       $1,000
                                                         ============  =============  ===========  ===========

See notes to unaudited consolidated financial statements

                    Page  7

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
         (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                                          Additional    During the
                                                           Paid-in      Development
                                                           Capital         Stage         Total
                                                         ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                $  -           $  -          $  -

  Sale of common stock to chairman for cash                   26,000              -       26,000
  Net (loss) for the period                                        -        (25,000)     (25,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                    26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                   65,000              -       65,000
  Net (loss) for the period                                        -       (242,000)    (242,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                    91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                   92,000              -       92,000
  Net (loss) for the period                                        -       (305,000)    (305,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                   183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                  134,000              -      134,000
  Net (loss) for the period                                        -       (433,000)    (433,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                   317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                   16,000              -       16,000
  Net (loss) for the period                                        -       (730,000)    (730,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                   333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                       -              -            -
  Sale of Class B stock to chairman for cash                 664,000              -      666,000
  Net (loss) for the period                                        -     (1,031,000)  (1,031,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                   997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                        -     (1,522,000)  (1,522,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                   997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                             1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)     5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                  -              -            -
  Net (loss) for the period                                        -     (2,100,000)  (2,100,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                $8,177,000    ($6,388,000)  $1,795,000
                                                         ------------  -------------  -----------
                   CONTINUED
          Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                    10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                      356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                             -              -            -
  Exercise of stock options                                  835,000              -      836,000
  Expense for warrants issued                                900,000              -      900,000
  Net (loss) for the period                                        -     (4,605,000)  (4,605,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                    14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                             -              -            -
  Exercise of stock options                                  865,000              -      866,000
  Net (loss) for the period                                        -     (4,016,000)  (4,016,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                      1,500,000              -    1,500,000
  Exercise of stock options                                   65,000              -       65,000
  Net (loss) for the period                                        -     (6,521,000)  (6,521,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                  197,000              -      197,000
  Net (loss) for the period                                        -     (7,431,000)  (7,431,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                     571,000              -      571,000
  Exercise of stock options                                   23,000              -       23,000
  Expense for warrants/options issued                        602,000              -      602,000
  Net (loss) for the period                                        -     (5,607,000)  (5,607,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                38,699,000    (34,568,000)   4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                   5,384,000              -    5,386,000
  Exercise of stock options                                1,305,000              -    1,306,000
  Expense for warrants/options issued                        288,000              -      288,000
  Net (loss) for the period                                        -     (4,574,000)  (4,574,000)
                                                         ------------  -------------  -----------
BALANCE, SEPTEMBER 30, 1996                              $45,676,000   ($39,142,000)  $6,551,000
                                                         ============  =============  ===========

See notes to unaudited consolidated financial statements

          Page 7 (column continuation)

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                     (a development stage company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                          September 30, 1996




(1)      INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1996 and results of operations for the three and nine months ended September 30, 1996 and September 30, 1995. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the full year.

(2)      STOCKHOLDERS' EQUITY

Stock Options - The following summarizes the stock option activity for the three months ended September 30, 1996.

         1986 Plan                      Shares                 Price
            Exercised                   19,500            $1.750 - $4.625
            Cancelled                   13,125            $1.750 - $5.500

         1993 Plan                      Shares                 Price
            Exercised                    2,500            $3.375

         1996 Plan                      Shares                 Price
            Granted                     35,000            $4.438 - $5.250

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

(3)      LEGAL MATTERS

         On December 13, 1994, certain stockholders filed a complaint and, on August 5, 1995, certain other stockholders filed a similar complaint, in the United States District Court for the Eastern District of New York against the Company and certain of its present and former executive officers and directors. The complaints allege, among other things, that such persons made misleading statements relating to the Company. The actions seek an unspecified amount of damages and possible equitable relief.

         While both of these matters are in very early stages, the Company and its officers believe that the actions are without merit and have denied liability and intend to vigorously defend the suits.

(4)      LONG TERM LIABILITIES

         On September 30, 1996, the Company completed a private placement to twelve accredited investors of an aggregate of $9,000,000 of its 7% Convertible Debentures due September 30, 1998 (the "Debentures"). Interest on the Debentures is payable quarterly at the rate of 7% per annum. On October 18, 1996, the Company filed a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with the Securities and Exchange Commission to register for resale the shares of Common stock issuable upon conversion of the Debentures. Debentures (together with any accrued but unpaid interest) will become convertible to the extent of 25% of the principal amount thereof commencing on the earlier of the effective date of the registration statement or December 29, 1996, with an additional 25% of the principal amount of the Debentures becoming convertible on each of the 30th, 60th and 90th days thereafter at a conversion price equal to 83% of the average of the closing prices of the Company's Class A Common stock for the five consecutive trading days ending on the trading day immediately preceding the conversion date of the Debentures (the "Current Market Price"); provided, however, that in no event may the conversion price be less than $3.00 per share (the "Minimum Conversion Price") nor greater than $8.00 per share (the "Maximum Conversion Price"). In the event that, but for the Minimum Conversion Price, the number of shares that would have been issued is greater than the number of shares actually issued, the holder converting such Debenture shall also be entitled to receive cash in an amount equal to such difference multiplied by the Current Market Price. In the event any Debenture remains outstanding at its maturity date, the Company has the option to either convert such Debenture into shares of Class A Common Stock on the same basis as the Debentureholder could have converted such Debenture or pay the outstanding principal amount thereof, plus any accrued and unpaid interest thereon, in cash.

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