Form 10-K
period 1996-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1997-03-28
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549

				  FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934   (Fee Required)

	  For the year ended December 31, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

	  For the transition period from _______ to _______

			Commission File Number 0-19041

		      AMERICAN BIOGENETIC SCIENCES, INC.

	    (Exact name of registrant as specified in its charter)

	      DELAWARE                                  11-2655906

   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

1375 Akron Street, Copiague, New York                11726
(Address of principal executive offices)          (Zip Code)

				 516-789-2600
	     (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
			     Class A Common Stock
			       (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X    No_____
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.            [ X ]
     As of the close of business on March 14, 1997, there were outstanding 17,441,654 shares of the registrant's Class A Common Stock and 1,475,500 shares of its Class B Common Stock. The approximate aggregate market value based upon the closing price on The Nasdaq Stock Market's National Market) of shares held by non-affiliates of the registrant as of March 14, 1997 was $70,094,000.

		      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Proxy Statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Cover Page 1

				PART I

Item 1.   Business

General

     American Biogenetic Sciences, Inc. ("ABS" or the "Company") is engaged in the research and development of cardiovascular and neurobiology products for commercial development. The Company conducts research and development at its own research facilities and through its Global Scientific Network in the U.S., Europe, China, Israel and Russia. The Company's enabling technology is a patented antigen-free mouse colony which allows the generation of highly specific monoclonal antibodies that are difficult to obtain from conventional systems. The Company has utilized this technology to supply antibodies for its innovative in vitro and in vivo diagnostic products.

     Over the last few years the Company has directed its efforts primarily toward the development of cardiovascular and neurobiology products, which has led to the development of the Company's Thrombus Precursor Protein (TpP ) test, an assay for the risk assessment of thrombosis and the monitoring of anticoagulant therapy, and Functional Intact Fibrinogen (FiF ) test, an assay to measure levels of fibrinogen in blood, as well as the Company's patented specific monoclonal antibody MH1, with radioisotope, for use as an in vivo agent. In October 1995, the Company entered into a worldwide license and collaboration agreement with F.Hoffmann-La Roche Ltd. ("Hoffmann-La Roche") for the Company's TpP test and, in December 1995, granted a worldwide license to Abbott Laboratories ("Abbott") for the TpP test. See "Products in Development - Thrombus Precursor Protein (TpP )". In June 1996, the Company filed with the United States Food and Drug Administration (FDA) for 510(k) pre-market clearance (see "Government Regulation" for a discussion of the 510(k) process) for its TpP test, clearance for which was received from the FDA in October 1996, to aid in the risk assessment of thrombosis (blood clot formation) and the
monitoring of anticoagulant therapy.   Also in June 1996, ABS obtained
from the Medical Research Council (MRC) a license to practice the technique of humanizing monoclonal antibodies. In September 1996, ABS entered into a manufacture and distribution agreement with Gull Laboratories, Inc. ("Gull") for its TpP test in a microtiter plate format and for use with Gull's automated microtiter plate instrument,
the DEUT.   The two companies also entered into a joint venture to
develop a TpP test for sale to the renal dialysis market. In September 1996, the Company completed a $9 million private placement of convertible debentures. In January 1997, the Company filed a 510(k) pre-market notification with the FDA to market its FiF test. In February 1997, the Company moved its research and development facilities to Boston, Massachusetts.

     ABS was incorporated in Delaware in September 1983.  The
Company's principal executive offices are located at 1375 Akron
Street, Copiague, New York 11726 and its telephone number is 516-789-2600.

     In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company also intends to distribute products), could cause the Company's anticipated results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to complete products under development and to maintain superior technological capability, foresee changes and continue to identify, develop and commercialize innovative and competitive products (see "Products in Development" below), meet competition (see "Competition" below), to comply with various governmental regulations related to the Company's products (see "Government Regulation" below), successfully expand its manufacturing capability (see "Manufacturing" below), ability to attract and retain technologically qualified personnel (see "Personnel" below), and generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report).

Global Scientific Network

     ABS' operations are comprised of a portfolio of interrelated programs and projects seeking a high level of synergism between ABS' management and its scientific entities. This synergistic relationship has led to the formation of the Company's Global Scientific Network for promoting and facilitating collaborative scientific research leading to product development.

     This network brings together interactive teams of scientists from many disciplines in a joint effort to expedite the research, development and commercialization of ABS' diagnostic and therapeutic products. This resource offers ABS' management a first look at new technologies available in addition to a network of certain scientific leaders who offer advice and direction. To facilitate the identification and screening of new technologies, ABS has scientific coordinators in St. Petersburg, Russia; Beijing, China; and Jerusalem, Israel. These activities are coordinated from ABS' office in Dublin, Ireland.

     ABS is currently collaborating with leading medical and scientific institutions worldwide including University College Dublin, Ireland; Free University of Berlin, Germany; William Harvey Research

Institute, London, England; and Research Center for Medical Genetics, Russian Academy of Medical Sciences, Moscow, Russia.

     The Company, under its Global Scientific Network, has entered into various agreements which generally grant the Company an exclusive license to the results of the research. Pursuant to these agreements, the Company is paying certain research expenses and the costs of filing and processing patent applications in the United States and other countries, and is to pay the inventors or the university a royalty, typically 5% of net product sales. The term of the agreements, generally, is the duration of any patents that may be granted with a minimum term of 10 years.

The Antigen-Free Mouse Colony -- Monoclonal Antibodies

     ABS' enabling technology is a patented antigen-free (AF) mouse colony which allows the generation of highly specific monoclonal antibodies that are difficult to obtain from conventional systems. The Company utilizes this technology to supply antibodies for its in vitro and in vivo diagnostic products. The proprietary AF mouse colony is maintained in a germ-free environment and fed a chemically defined and ultrafiltered diet. When the antigen-free mice are challenged with a foreign entity, there is a large immune response that eventually results in the proliferation of a large number of specific monoclonal antibody secreting cells. The AF mouse colony is covered under the Company's U.S. Patent No. 5,223,410, entitled "Method for Production of Antibodies Utilizing an Antigen-Free Animal".

Medical Background For Cardiovascular Products

     Several epidemiological studies have revealed a significant causal relationship between high fibrinogen levels and coronary artery disease (CAD). These studies suggest that events leading to CAD are caused as much by biochemical processes in the coagulation system as by the metabolism of cholesterol. One of the landmark trials, the Framingham epidemiology study (1985) conducted at the Institute for Prevention of Cardiovascular Disease at the Deaconess Hospital, Harvard Medical School, concluded that elevated levels of fibrinogen "exceeded that of all risk factors except elevated systolic blood pressure".

     Studies support that individuals with elevated levels of fibrinogen are predisposed to thrombosis. On the other hand, diminished levels may result in hemorrhage. Thus, reagents that can be used to measure fibrinogen can play a vital role in determining the appropriate level of thrombolytic therapy, as well as determine an individual's risk of CAD.

     The Company has developed, through its AF mouse colony, monoclonal antibodies that react specifically with both fibrinogen and fibrin.

     Some of the most hazardous sites for inappropriate blood clot formation include, the coronary arteries where a blood clot can lead to myocardial infarction (heart attack); the arteries leading to the brain, where a blood clot can cause stroke; and the veins of the legs which can lead to a pulmonary embolism.

     Thrombi (blood clots) that form in the bloodstream consist of two major parts: a cellular component made up of platelets, and a meshwork of fibrin fibers which cements the platelets into an insoluble mass which has the mechanical strength to withstand the pressure of blood in the circulation. The fibrin component is insoluble and is derived from a blood protein, fibrinogen, that is manufactured in the liver. When thrombin, an enzyme produced in response to injury of a blood vessel, is present in blood, it converts soluble fibrinogen to fibrin at the site of vascular injury.

     Just as the generation of thrombin is the seminal event in fibrin formation, the generation of plasmin plays the major role in fragmentation of the fibrin meshwork, a process known as fibrinolysis. Like thrombin, plasmin does not ordinarily circulate in plasma but is derived from the circulating protein plasminogen when the fibrinolytic system is activated.

     In addition to causing fragmentation of fibrin, plasmin also attacks fibrinogen and institutes changes in its structure that prevent its polymerization to fibrin. In extreme cases fibrinogenolysis, e.g., dissolution of fibrinogen, can lead to bleeding caused by lack of clottable fibrinogen.

     Fragmentation of fibrin leads to the production of soluble fibrin degradation products that circulate in plasma and are generally elevated in patients following a thrombotic event. Since all these products are proteins, it is possible to produce antibodies that can react specifically with individual fibrin degradation products.

Products in Development

     In Vitro Diagnostic Tests Based on Monoclonal Antibody 45J

     The Company in February 1992 obtained U.S. Patent No. 5,091,512 for a monoclonal antibody, designated 45J, that recognizes (crossreacts with) fibrinogen and is intended to be used as an in vitro diagnostic tool for assessing accurate measurement of fibrinogen in blood. The 45J antibody recognizes a structural epitope on the fibrinogen molecule that is destroyed when plasmin converts fibrinogen to its degradation products. As a result, the antibody does not cross-react with plasmin-generated degradation products, nor does it recognize the major degradation products of cross-linked fibrin, e.g., D-dimer.

     On January 24, 1992, the Company entered into an agreement with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") of Japan granting Yamanouchi the exclusive right to manufacture, use and sell in Japan and Taiwan diagnostic test kits which utilize 45J. Pursuant to the license agreement, Yamanouchi made an initial payment to the Company of $1,000,000, and is to pay a 10% royalty of net sales, if any, made in Japan and Taiwan. In accordance with the provisions of the agreement, Yamanouchi withheld $100,000 of this payment to make withholding tax payments under the laws of Japan on behalf of the Company, resulting in a net remittance to the Company of $900,000. Additionally, the license agreement requires Yamanouchi to purchase its 45J requirements from the Company. The agreement is for a period of fifteen years, provided that if any of the Company's patent rights for 45J have not yet expired at the end of that period, the agreement will continue until such expiration. Yamanouchi and the Company have also agreed not to disclose confidential information that one party may reveal to the other for a period of five years from the date of the disclosure. The Company has filed a patent application in Japan relating to 45J. Yamanouchi is required to use its best efforts to obtain all required governmental approvals, authorizations and consents and is to bear the expense of generating clinical data and other information required to obtain said approvals, authorizations and consents of the agreement, its terms and any product distribution.

     Cadkit : The first version of the fibrinogen test system developed by the Company, a manual latex agglutination kit, is a qualitative test that can be used for initial screening of a person's blood to determine if fibrinogen levels are within the normal range. The test is intended to be quick and inexpensive. Another intended use is to monitor fibrinogen levels during thrombolytic therapy. Studies have shown that specific fibrinogen levels after therapy have a high correlation with therapeutic success or failure. If the level is above the desired range, therapy is unlikely to be successful and, if fibrinogen falls below the desired range, bleeding problems are likely to occur.

     The Company received a 510(k) clearance from the FDA to commence commercial marketing of the manual latex agglutination in vitro diagnostic test. See "Government Regulation." The Company has elected to proceed with the development of a Functional Intact
Fibrinogen Assay (FiF ) a quantitative version of the test.

     Functional Intact Fibrinogen Assay (FiF ): The quantitative version of the test developed by the Company is intended to be used on automated or non-automated instruments. This test is an immunoprecipitation assay, known as Functional Intact Fibrinogen
(FiF ), and is intended to provide a direct and accurate quantitative measurement of the amount of fibrinogen present in plasma. In May 1996, a research group of the Framingham Heart Study reported that the FiF test to be an accurate method of detecting elevated fibrinogen levels, a risk factor for cardiovascular disease. Furthermore, the findings demonstrated that the fibrinogen levels measured by the FiF test was correlated with the prevalence of cardiovascular disease both by itself and when adjusted for age, weight, smoking and diabetes. In January 1997, the Company filed a 510(k) pre-market notification with the FDA to market the FiF test.

     Fibrinogen concentration in the blood is currently estimated by functional clotting assays. Thrombin, an enzyme that converts fibrinogen to fibrin, is added to a sample of blood and the fibrinogen concentration is estimated by the amount of time that passes before a clot is formed. The current clotting tests are an indirect measure of fibrinogen which can be influenced by the presence of degradation products of fibrin/fibrinogen. FiF on the other hand is a direct measure of fibrinogen that is not adversely influenced by these products.

     Diagnostic and Therapeutic Products Based on Monoclonal Antibody MH1

     In June 1992, the Company obtained U.S. Patent No. 5,120,834 for a monoclonal antibody (designated MH1) that is specific to fibrin and does not react to fibrinogen or fibrin degradation products. This property sets it apart from all other fibrin specific antibodies known to the Company. Since an interactive epitope is located only on the fibrin molecule and is not found on the degradation products of fibrin resulting from the fibrinolytic process, the Company believes that these circulating degradation products will not interfere with the performance of MH1 as an imaging agent, as a carrier of a thrombolytic agent to a blood clot, or the ability of the antibody to inhibit clot formation. This is especially important since levels of fibrin degradation products become extremely elevated during clot development as well as thrombolytic (clot dissolving) therapy. The Company is seeking to use MH1 in four potential products described below:

     MH1 as an Imaging Agent: The Company has labeled a Fab' fragment of its MH1 with a radioisotope for use as an in vivo imaging agent to show the size and location of blood clots in pre-clinical animal studies and clinical human studies which generates an image with the resolution required for commercial use. The product is intended to permit the rapid imaging of blood clots in the lungs, a condition known as pulmonary embolism (PE); and the detection of blood clots in the legs (a clinical condition known as deep vein thrombosis (DVT)).

     Traditional methods for detecting a thrombus in the circulatory system have consisted of angiography, venography, duplex doppler and monitoring radiolabeled blood clot components, derived from a human donor, injected into the circulatory system and then absorbed by the clot. These procedures are costly, often may lack sensitivity and some can pose potential risks to the patient. The large quantity of dye required in angiography and venography may cause kidney problems and may irritate the walls of blood vessels. Also, in angiography a catheter is used for delivery of the dye into the arterial system which adds further to the risk of the patient. In contrast, only a minimum quantity of the Company's radiolabeled MH1 need be used, and since the antibody is not derived from man, there is no risk of human blood-borne disease. However, whenever a foreign substance is introduced into the human body, there is the risk of an immune reaction and cases of reactions to mouse-derived antibody have been reported.

     The primary protein component of a thrombus is fibrin, and an antibody that can differentiate fibrin from its plasma precursor, fibrinogen, can be used when appropriately labeled with a radioisotope, to image the site and extent of an occlusion and to carry thrombolytic reagents to the site.

     In March 1993, the Company was cleared by the FDA, under an Investigational New Drug (IND) application, to begin Phase I human clinical testing of MH1 in imaging blood clots for PE and DVT, thus becoming the Company's first product to be evaluated in humans. In January 1995, the Company completed Phase I testing for PE and DVT. The final Phase I report was submitted to the FDA in October 1995. Currently, MH1 is in Phase I/II clinical trials for additional PE studies.

     Thrombus Precursor Protein (TpP ): The TpP test is an enzyme immunoassay which uses ABS' monoclonal antibodies MH1 and 45J. TpP measures soluble fibrin polymers in blood to indicate active blood clot formation (thrombosis) in individuals with possible myocardial infarction (MI) and other clinical conditions precipitated by clot formation such as deep vein thrombosis (DVT). Approximately 10 million people in the U.S. present with chest pain each year at emergency rooms. However, as much as 80% of these individuals do not have a heart attack and may be suffering from some less serious conditions. An early warning test that establishes those patients that are not having a heart attack will eliminate expensive diagnostic procedures and unnecessary hospital admissions. Furthermore, the early identification of those patients who are forming life threatening blood clots or suffering from a heart attack would permit earlier use of thrombolytics (clot dissolving drugs) or anticoagulants.

     Current biochemical tests for acute myocardial infarction (AMI) measure cardiac muscle proteins which leak out as a result of dying heart muscle. Examples of muscle cell proteins used to confirm MI include, creatine kinase (CK), creatine kinase MB isoform (CKMB), lactate dehydrogenase (LD), troponin and myoglobin. This release of cardiac specific proteins only occurs 4-6 hours after the onset of clinical symptoms; therefore, there is a clinical need for an earlier warning of MI. The detection of blood clot formation early in the clinical event should facilitate proper identification and treatment of MI patients with life saving, clot dissolving drugs. TpP relies on the measurement of soluble fibrin polymers which are produced and circulate freely when a clot starts to form, even before the onset of clinical symptoms, and is elevated when the patient first begins to experience chest pain.

     In addition, there are 12 million surgical procedures performed each year in the U.S. alone which put patients at risk of forming a blood clot. TpP provides a means to measure intravascular coagulation (fibrin formation) in post-operative patients to determine the risk of deep vein thrombosis and its clinical sequelae, pulmonary embolism.
As described in the TpP product insert, soluble fibrin polymers have been identified by electrophoretic techniques in the plasma of patients with different clinical conditions including myocardial information (MI) and deep vein thrombosis (DVT). Elevated soluble fibrin levels, as determined by ELISA, have also been reported in other clinical conditions where intravascular fibrin formation has been indicated, included disseminated intravascular coagulation (DIC); and patients undergoing surgical procedures who are experiencing thrombotic complications. It has also been demonstrated that TpP levels are significantly lower in patients who are undergoing invasive surgical procedures (e.g. PTCA) and have been adequately anticoagulated. Additional studies are underway. The Company's TpP test is also expected to offer physicians a screening tool to monitor patients post-operatively for blood clot formation and to effect therapeutic intervention if required and monitor their response to anticoagulant therapy. A study using the Company's TpP test to monitor patients post-operatively for the formation of DVT and PE is being conducted at Johns Hopkins School of Medicine.

     In September 1995, the Company obtained U.S. Patent No. 5,453,359 for the use of this test to measure intravascular fibrin polymer formation in patients with symptoms indicating a blood clotting event.

     In October 1995, the Company entered into a license and collaboration agreement with Hoffmann-La Roche for the co-development and marketing of the Company's TpP assay for the detection of active thrombosis (blood clot formation). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format. Under the agreement, ABS has received certain, and is to receive additional, development payments to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. ABS is also to receive milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by ABS for use on Hoffmann-La Roche's instruments. The Company is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by ABS and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche.

     In December 1995, ABS entered into a license agreement with Abbott for the marketing of the Company's TpP assay. The license agreement grants Abbott a worldwide license to market the TpP test for Abbott's immunoassay formats. ABS has and is to receive non-refundable up-front and milestone payments upon achievement of certain development and commercialization goals. The Company is to receive a 5% royalty on net sales made by Abbott. In addition, the reagent for the TpP test is to be manufactured by ABS for use by Abbott.

     In June 1996, the Company filed a 510(k) pre-market notification with the FDA to market the TpP test. In October 1996, the Company received 510(k) clearance from the FDA to market the TpP test to aid in the risk assessment of thrombosis (blood clot formation) and the monitoring of anticoagulant therapy.

     In September 1996, the Company entered into an agreement with Gull Laboratories for the manufacture and distribution of TpP in a microtiter plate format. Under the agreement, Gull will develop, manufacture and market the TpP test for use with Gull's DUET instrument. ABS is to sell antibodies and proprietary reagents to Gull, and will receive certain payments on Gull sales. ABS may also sell the products of the alliance directly or through its own distributors.

     The Company and Gull also entered into a joint venture agreement to develop a TpP test to detect the early onset of blood clot formation in renal dialysis patients. Under the agreement, Gull is to develop with ABS a TpP test in a format suitable for the thrombus detection in dialysis patients. Gull is to manufacture the products of the venture and ABS will supply the critical reagents.

     In addition, the Company intends to develop, either itself or in conjunction with outside sources, a hand-held, disposable, point-of-care device which will measure TpP levels in blood, either qualitatively, semi-quantitatively or quantitatively. The Company intends to seek outside sources for the manufacture of its point-of-care device.

     MH1 as a Delivery Vehicle for Thrombolytic Therapy: ABS is seeking to develop a product using MH1 as a delivery-vehicle for known thrombolytics. Tests by the Company have demonstrated the ability to link MH1 to a known thrombolytic agent to form a potent, fibrin specific, therapeutic agent which, in animals, has demonstrated superior clot dissolving properties.

     MH1 as an Antithrombotic: The Company is also investigating the utility of MH1 as an antithrombotic agent for the interference and/or inhibition of excess fibrin deposition in surgical procedures such as angioplasty. In January 1996, the Company obtained U.S. Patent No. 5,487,892 for this clinical application.

     There can be no assurance that the Company's products in development will prove to be commercially viable, that any of the products will receive regulatory clearance or clearance for particular indications, or that the Company will successfully market any products or achieve significant revenues or profitable operations. The Company is seeking to enter into additional collaborative, licensing and/or co-marketing arrangements with third parties to expedite the commercialization of its products. However, there can be no assurance that the Company will be able to enter into any such additional arrangements, or if it does, that any such arrangements will be on terms that will be favorable to the Company.

     Neurobiology Program

      The goal of this longer term program is to develop fine chemical compounds to halt the progression of neurodegenerative diseases such as Alzheimer's, Parkinson's, Amyotrophic Lateral Sclerosis (ALS), and for the treatment of patients suffering from stroke.

	  Diagnostic

     ABS has exclusive worldwide rights to U.S. Patent No. 5,492,812 issued in February 1996 covering a non-invasive blood test to detect Alzheimer's disease. The blood test detects tau-peptide fragments, which are released into the blood by degenerating neurons in Alzheimer's disease sufferers. Because little tau-peptide is found in normal blood, the Company believes that the blood test will be a test specific to Alzheimer's disease.

	  Therapeutics

     ABS, in collaboration with the National University of Ireland, Dublin and fellow researchers within the Company's Global Scientific Network, has identified chemical compounds for the potential treatment of neurodegenerative diseases.

     The ABS 200 series of compounds are putative neuroprotectants designed to halt the progression of neurodegenerative diseases. The compounds have been evaluated in cells where they exhibit nerve growth factor (NGF)-like activity. The ABS 200 series compounds can penetrate the blood-brain barrier, unlike NGF, which requires specific development of a delivery system. These compounds induce the expression of a protein known as neural cell adhesion molecule (NCAM) in vitro. NCAM is involved in memory, neurodevelopment and other neuroplastic events. If these compounds can enhance NCAM function in vivo, it may be possible to preserve memory function. Preliminary in vivo results suggest that members of this series protect against chemical induced amnesia in animals and help prevent age-associated loss of memory in animals. The Company has filed for patent protection in the United States and other countries.

     The ABS 401 compound has undergone preliminary evaluation in vivo and has demonstrated protection against chemically induced amnesia in animals.

	  Epilepsy

     The Company is developing a series of anticonvulsant compounds which are related to valproate, which is currently used for the treatment of epilepsy. In pre-clinical trials in Germany, one compound has been shown to potently control seizure activity without sedative action and the induction of birth defects commonly associated with other anticonvulsants. The Company has filed for patent protection in the United States and other countries.

	  Agreements for Neuroscience Programs

     The Company has entered into various agreements, primarily with universities and/or individual scientists under the Company's Global Scientific Network, which generally grant the Company an exclusive license to the results of the research for use in various neuroscience applications, which may include compounds and antibodies. In general, the agreements are for a term equal to the duration of any patents that may be granted with a minimum term of 10 years. In exchange for a license, the Company is to pay certain research expenses and the costs of filing and processing patent applications in the United States and any other countries that the Company may select. Pursuant to these agreements, the Company is also to pay the inventors or the university a royalty, typically 5% of net product sales. The Company is seeking to commercialize the products under development by entering into collaborative arrangements, licensing agreements and/or through research development partners.

     There can be no assurance that the Company's Neurobiology products will prove to be commercially viable, or that the Company will successfully market the products or achieve significant revenues or profitable operations or enter into any arrangements with third parties for development of the Neurobiology products, or if it does, that any such arrangements will be on terms that will be favorable to the Company.

     Hepatitis A Vaccine

     In March 1994, the Company was issued U.S. Patent No. 5,294,548 for its recombinant Hepatitis A virus vaccine. Hepatitis A is an inflammatory process of the liver caused by a virus that is spread by fecal-oral contact. It is highly contagious and is more common in children and young adults. Hepatitis A is a source of concern in day care centers, the armed forces and other organizations populated by young people who are working, living and playing in close proximity to one another. In developed countries there is a surprisingly high percentage of non-immune individuals. In underdeveloped countries children are exposed to the virus at an early age and thus acquire lifetime immunity. However, as standards of hygiene improve in developing countries, there is less exposure and, therefore, less immunity developed resulting in a greater need for the vaccine.

     The Company, in collaboration with researchers at the University of Iowa, demonstrated the ability to produce neutralizing antibodies to several of its recombinant viral vaccine candidates. The research focus involved the production of non-infectious Hepatitis A empty capsids, in both the vaccinia and the baculovirus expression systems. The Company has conducted a test of its recombinant Hepatitis A virus vaccine in primates in collaboration with an independent third party. After one inoculation, the primates exhibited a level of anti-Hepatitis A antibodies indicative of a protective immune response.

     There can be no assurance that the Company's Hepatitis A Vaccine product will prove to be commercially viable, or that the Company will successfully market this product or achieve significant revenues or profitable operations or enter into any arrangements with third parties for development of the vaccine, or if it does, that any such arrangements will be on terms that will be favorable to the Company.

Various Other Agreements

     As part of its development stage activities, the Company, in the ordinary course of business, enters into various agreements that provide for the expenditure of funds for research and development activities. These agreements typically provide for the payment of royalties (typically 2% to 8% of net sales) by the Company if any products are successfully developed and marketed as a result of the work being performed under the agreement. Reference is made to Notes 3 and 6 of the Notes to Consolidated Financial Statements for a discussion of various arrangements which the Company has entered into for collaborative research and development projects (including arrangements for the use of space and services) and technology license arrangements for the development and prospective manufacturing and sale of products being developed.

Marketing and Sales

     Because the Company lacks the necessary financial resources, it intends to rely on collaborative arrangements with pharmaceutical firms to conduct and fund the major portion of the human clinical trials that are necessary to obtain regulatory approval for any in vivo products it may develop. The Company also intends to rely on these firms to market and sell the products exclusively during the first few years of the collaboration. The Company expects that most of these collaborations will be based on licenses to sell in specific countries. While each arrangement may vary, the Company intends to require payment to it of a royalty based on sales of the product with an amount to be paid "up front" upon entering into the arrangement. The licensee may also be required to obtain all or a part of its product requirements from the Company. The Company expects to retain rights to enter the market, selling the product under its own label, possibly after an exclusive sales period granted to the licensee. There can be no assurance that any such marketing arrangements that will be entered into, or if entered into, will be on terms similar to those discussed above or on terms that will be favorable to the Company. If no arrangements are entered into, the Company will require substantial alternative financing in order to initiate commercial marketing of any in vivo products that it may successfully develop. There can be no assurance that any such financing arrangements will be available to the Company or, if available to, it will be available on terms acceptable or favorable to the Company.

     The use of any products that the Company may develop for in vivo diagnosis and therapy will require educating the medical community as to their reliability, safety and effectiveness. Currently used in vivo products employ non-specific X-ray imaged dyes for diagnosis and thrombolytics for therapy. Commercial sales of any in vivo products developed by the Company will be dependent on general acceptance by physicians. The Company and a pharmaceutical company with which it may collaborate, may use several approaches to obtain the general acceptance in the medical community of the Company's proposed products. Such promotional approaches may include: publicizing existing studies; offering the products to current practitioners and researchers who are leaders in their fields for their use and publication of their findings; conducting comparative studies with competitive products and methodologies and publishing the results of the studies; and sponsoring professional symposia and seminars. The personnel resources of the Company are not sufficient to permit the Company to alone gain the acceptance of the medical community for the Company's proposed in vivo pharmaceutical products or vaccines. Accordingly, the Company may be required to collaborate with one or more pharmaceutical companies, which will provide the necessary financing and expertise to obtain the acceptance of the medical community of the Company's proposed in vivo products. Such arrangements are likely to entail, among other things, the sharing of revenue or profits with such companies.

     Sales of the Company's proposed products on a commercial basis for use as diagnostics, therapeutics or vaccines will be substantially dependent on widespread acceptance by the medical community. Widespread acceptance of the Company's in vitro diagnostic tests as a useful adjunct to diagnosis and treatment will require educating the medical community as to the benefits and reliability of such products. The Company anticipates that commercial sales of its in vitro test kits will be directed to hospitals, laboratories, clinical laboratories and physicians in large group medical practices. The Company believes that sales to hospitals and clinical laboratories will be dependent on general acceptance by physicians using direct fibrinogen level measurement as part of routine and special blood analyses. There can be no assurance that any of the Company's products will be accepted in the medical community, and the Company is unable to estimate whether it will be able to, and if so the length of time it would take to, gain such acceptance.

     The Company intends to seek arrangements with large pharmaceutical companies to market in vitro products. In the event the Company is unable to enter into other arrangements or if the arrangements which it has entered into or may enter into in the future are not successful, the Company would likely seek to market such products through independent distributors which would require the Company to develop a marketing program to support sales. In such event, the Company would be required, among other things, to pay the expenses of developing promotional literature and aides, hiring sales representatives and completing studies to interest distributors in selling the Company's in vitro diagnostic tests. Any independent distributors that the Company may use would in all likelihood also market competitive products. There can be no assurance that the Company will be able to enter into arrangements for the distribution of any in vitro products on satisfactory terms. Any in vivo products will require the marketing and sales organization of a large pharmaceutical company to establish them in the marketplace. In the event the Company is not able to enter into satisfactory marketing arrangements, it would be unable to commercially market any in vivo products.

Competition

     Many new companies and research and development units of established companies have entered the biotechnology field. These companies, both public and private, include several well-known pharmaceutical and chemical companies. Many of these companies, in addition to universities and research institutions, have the capacity to conduct substantial research activities in these areas, and have substantially greater capital resources, research and development staffs and facilities than the Company, greater name recognition and established sales, marketing and distribution networks.

Proprietary Technology, Patents and Trade Secrets

     The Company's policy is to seek patent protection for its
proposed products, whether resulting from its own research and development activities or any development and licensing arrangements that the Company may enter into. The Company presently has two issued United States Patents, Nos. 4,870,023 and 5,041,379, which will expire 2006 and 2008, respectively; one United States Patent, No. 5,294,548, relating to the Hepatitis A vaccine, filed jointly with the University of Iowa, which will expire 2011. In addition, the Company has been issued United States Patent, Nos. 5,091,512 and 5,120,834, each of which will expire in 2009, covering monoclonal antibodies specific for fibrinogen and monoclonal antibodies specific for fibrin respectively. The Company has also been issued a United States Patent No. 5,223,410, which will expire in 2010, covering the use of its AF mouse colony to generate monoclonal antibodies. The Company has further been issued United States Patent No. 5,453,359, which will expire in 2012, covering an immunoassay for soluble fibrin using the Company's proprietary fibrin-specific monoclonal antibody as a method of detecting a thrombotic event, such as myocardial infarction. The Company has also been issued United States Patent No. 5,487,892, which will expire in 2014, covering use of the Company's proprietary fibrin-specific monoclonal antibody as an antithrombotic agent. Additional patent applications are pending covering alternative embodiments of the Company's proprietary fibrin-specific monoclonal antibody, as well as improved methods of raising fibrin-specific monoclonal antibodies and of using the soluble fibrin immunoassay. The Company has twenty-two counterpart applications (including designated countries under patent treaties) covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for use of the Company's proprietary fibrin-specific monoclonal antibody in a soluble fibrin assay, and as an antithrombotic agent, and the use of the AF mouse colony to generate monoclonal antibodies. The Company presently has issued three patents in Australia covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for localizing a blood clot in a patient, an immunoassay for determining fibrin levels in a patient's blood, and use of the AM mouse colony to generate monoclonal antibodies. The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy. Patent applications to protect this technology have been filed on behalf of
the Company in the United States and the European Patent Office.   The
Company has filed additional patent applications in other foreign jurisdictions to further protect this technology. The Company also has exclusive worldwide rights in technology related to certain novel neurotrophic methods and compositions. Two United States Patent applications, one of which has been allowed, and two foreign applications relating to this technology are pending. Additional foreign applications to protect this technology worldwide are planned. The Company is the worldwide exclusive licensee of United States
Patent No. 5,492,812, issued to Trinity College (Dublin, Ireland), which will expire in 2013, covering a method for diagnosing
Alzheimer's disease, and a corresponding pending European patent application.

     There can be no assurance that any of the claims in pending or future applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent issued to the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. Furthermore, there can be no assurance that others have not independently developed or will not develop similar technologies or will not develop distinctively patentable technology duplicating the Company's technology or that they will not design around the patentable aspects of the Company's technology. While obtaining patents is deemed important by the Company, patents are not considered essential to the success of its business. However, if patents do not issue from present or future patent applications, the Company may be subject to greater competition. Moreover, unpatented technology could be independently developed by others who would then be free to use the technology in competition with unpatented technology of the Company.

     With respect to certain aspects of its technology, the Company currently relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to protect its potential commercial position.
Relationships between the Company and its scientific consultants and collaborators may provide access to the Company's know-how, although, in general, the Company has entered into confidentiality agreements with the parties involved. Similarly, the Company's employees and consultants have entered into agreements with the Company which require that they forebear from disclosing confidential information of the Company and to assign to the Company all rights in any inventions made while in the Company's engagement relating to Company activities. There can be no assurance that trade secrets will be developed and maintained, or that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, employees, collaborators or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the ownership of such information which may not be resolved in favor of the Company. All members of the Company's Scientific Advisory Committee are employed by or have consulting agreements with third parties, the business of which may conflict or compete with the Company, and any inventions discovered by such individuals will not become the property of the Company. See "Management - Scientific Advisory Committee".

Trademarks

     The Company owns trademarks registered with the United States Patent and Trademark Office for the names Global Scientific Network and Cadkit . Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. The Company has filed other trademark applications, including for TpP and FiF , may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future. The Company does not believe that any of its trademarks (or applied for trademarks) is material to its business.

Government Regulation

     The Company's present and proposed activities are subject to government regulation in the United States and any other countries in which the Company may choose to market its proposed products or conduct product development, research or manufacturing. The Company has not determined those countries, other than the United States, where it will seek regulatory approvals to market its proposed products. The following is a discussion of the processes required in order to obtain FDA approval for marketing a product, which are different for the three types of products being developed by the
Company: monoclonal antibodies for in vitro use, monoclonal antibodies for in vivo use and vaccines.

     In Vitro Diagnostic Products

     For some in vitro diagnostic products, a process known as a "510(k) review" is available to enable the manufacturer to demonstrate that the proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 28, 1976 or is lawfully marketed under a 510(k) (a "predicate device"). When a 510(k) review is used, a sponsor is required to submit a pre-market notification to the FDA. In February 1991, the Company submitted a pre-market notification as required under Section 510(k) for its Cadkit in vitro diagnostic product, and in April 1991, received notice from the FDA that the FDA had determined that the device was substantially equivalent (granted "510(k) clearance"). The Company has submitted a pre-market notification for its FiF test in January 1997 and plans to submit additional in vitro diagnostic tests in the future. The Company cannot proceed with commercial sales of such products for diagnostic use in the United States until it receives 510(k) clearance from the FDA. In the event that the FDA requests additional information for the pre-market notification, this could result in multiple cycles of submissions, each potentially involving additional review periods until 510(k) clearance is granted or FDA determines that the device is not substantially equivalent. The FDA has statutory authority to also require clinical data to support a pre-market notification. In October 1996, the Company received 510(k) clearance from the FDA to market the TpP test as an aid in the risk assessment of thrombosis (blood clot formation) and the monitoring of anticoagulant therapy and plans to submit additional per-market notifications to obtain clearance to market the test for additional specific indications.

     In cases where the Company's product is determined by the FDA not to be "substantially equivalent" to the predicate device, an approved pre-market approval application ("PMA"), which involves a lengthier and more burdensome process, will be required before commercial distribution is permitted. There can be no assurance that any present or future in vitro test the Company develops will be determined to be substantially equivalent by the FDA or receive PMA approval by the FDA in a timely manner or at all. A PMA may be required for some or all the Company's future proposed in vitro products.

     The FDA invariably requires clinical data for a PMA and, although the FDA may grant 510(k) clearance without supporting clinical data, such data may be required by the FDA. The Company expects that it will submit clinical data in at least some of its anticipated 510(k) notices. If clinical studies are necessary, the FDA may require the Company to obtain an investigational device exemption ("IDE"). An IDE restricts the sale of an investigational device to a limited number of investigators, for the purpose of performing studies to be submitted to the FDA in a Pre-Market Notification or a PMA. The amount that can be charged for use of an investigational device in a clinical study is limited to recovery of costs until a 510(k) notification is cleared or PMA approval is granted by the FDA. Accordingly, no significant economic return can be expected during the study of investigational devices.

Page17

     Diagnostic products may be exempt from IDE requirements if they
satisfy four criteria.   The exemption applies only to tests that in
addition to having certain investigational use labeling statements, are not invasive, do not require invasive sampling procedures that present significant risk to the patient, do not introduce energy (such as X-rays) into a subject, and are not used as diagnostics without a confirmatory diagnosis by a medically established diagnostic product or procedure. Certain diagnostic products under development by the Company may not meet the requirements for this exemption. For instance, energy may be introduced into test subjects by certain
imaging procedures.   Although there can be no assurances, the Company
believes that the clinical investigation of its in vitro diagnostic products are exempt from the IDE regulation. Such products may still be subjected to informed consent and institutional review board requirements.

     Medical devices may be exported before receiving 510(k) clearance, an IDE or PMA approval under certain conditions. To export a device subject to 510(k) clearance the device must meet the specifications of the foreign purchaser, not be in conflict with the laws of the importing country, not be sold or offered for sale in domestic commerce and be properly labeled. Other restrictions also apply to devices that must go through the PMA process. Once cleared for marketing, a diagnostic device must comply with certain regulatory requirements, such as good manufacturing practice, medical device reporting, and restrictions on advertising and promotion.

     The European Union is developing a structure for the regulation of in vitro diagnostic devices. The Company believes that there are no material regulatory impediments to the sale of its in vitro diagnostic tests presently under development in North Africa and the Middle East.

     Monoclonal Antibodies for In Vivo Use and Vaccines

     Any products intended for in vivo use, including vaccines, will be subject to regulation by the FDA. The products produced, depending on their characteristics, may be classified as "biologics" regulated under the Public Health Service Act (the "PHS" Act) and the Federal Food, Drug, and Cosmetic Act (the "FDCA") or may be classified as non-biologic drugs regulated only under the FDCA. Development of a pharmaceutical product for use in humans under either statute is a multistep process. First, laboratory animal testing establishes probable safety and parameters of use of the experimental product for testing in humans and suggests potential efficacy with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug ("IND") application is submitted to the FDA. FDA regulations do not, by their terms, require FDA approval of an IND. Rather, they allow a clinical investigation to commence if the FDA does not notify the sponsor to the contrary within 30 days of receipt of the IND. As a practical matter, however, FDA approval is typically necessary before a company would commence clinical investigations. That approval may come within 30 days of IND submission but may involve substantial delays if the FDA places the IND on clinical hold and requests additional information.

     The initial phase of clinical testing (Phase I) is conducted to evaluate the pharmacological actions and side effects of the experimental product in humans and, possibly, to gain early evidence of possible effectiveness. Phase I studies evaluate the safety of the drug. A demonstration of therapeutic benefit is not required in order to complete such trials successfully. If acceptable product safety is demonstrated, then Phase II trials may be initiated. Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, often are well-controlled, closely
monitored studies in a relatively small number of patients.   Routes,
dosages and schedules of administration may also be studied. If Phase II trials are successfully completed, Phase III trials may be commenced. Phase III trials are expanded, controlled trials which are intended to gather additional information about safety and effectiveness in order to evaluate the overall risk/benefit relationship of the product and provide the evidence of safety and effectiveness necessary for product approval. Although this is the standard drug testing pattern, different approaches are often used, such as combining Phases I and II.

     It is not possible to estimate the time in which Phase I, II and III studies will be completed with respect to a given product, although the time period to complete all the testing is often as long as five to ten years. There can be no assurance that the FDA will approve marketing applications for any of the products developed by the Company in a timely manner, or at all.

     In March 1993, the FDA cleared the Company to begin Phase I human clinical testing for its patented fibrin specific monoclonal antibody MH1. In January 1995, the Company completed Phase I studies of MH1 for imaging deep vein thrombosis (DVT) and pulmonary embolism (PE) and initiated Phase I/II clinical trials for PE. Data on the clinical trials was submitted as a final report on Phase I to the FDA.

     Following the successful completion of clinical trials, the clinical evidence that has been accumulated is submitted to the FDA as part of a new drug application ("NDA") for a non-biologic drug
product.   For some biologic products, a Product License Application
("PLA") and an Establishment License Application ("ELA") must be submitted. For other products, such as certain monoclonal antibody products for in vivo use, a single application known as biologics license application ("BLA") may be submitted. Either way, there may be limits imposed on the Company's ability to contract out different manufacturing steps to different companies.

     The FDA also has extensive regulations concerning good manufacturing practices. The Company's compliance with good manufacturing practice, and its ability to assure the potency, purity and quality of the drugs and biologics manufactured, must be documented in the NDA's, BLA's, or PLA's and ELA's submitted for the products, and manufacturing facilities will be subject to pre-approval and other inspections by the FDA and other government agencies. The Company has completed its agreement with Verax Corporation ("Verax"), which manufactured the MH1 monoclonal antibody for the Phase I human trials. The Company has contracted with Creative BioMolecules Inc. ("Creative"), a bioprocess technology company which succeeded Verax, to manufacture a sufficient quantity of the Company's in vivo monoclonal antibody to conduct human trials for Phase II, at a total cost of approximately $250,000.

     Approval of the NDA, BLA, or PLA\ELA is necessary before a company may market the product. The approval process can be very lengthy and depends upon the FDA's review of the application and the time required to provide satisfactory answers or additional clinical data when requested. With any given product, there is no assurance that an NDA, BLA, or PLA/ELA will be approved in a timely manner, or at all. Failure to obtain such approvals would prevent the Company from commercializing its products and would have a material adverse effect on the Company's business.

     Continued compliance with current good manufacturing practices is required to market both biologic and non-biologic drug products once they are approved. Failure to comply with the good manufacturing practice regulations, or to comply with other applicable legal requirements, can lead to seizure of violative products, injunctive actions, other enforcement actions, and potential criminal and civil liability on the part of a Company and of the officers and employees of a Company.

     Furthermore, the process of seeking and obtaining FDA approval for a new product generally requires substantial funding. The Company anticipates that, in most instances where it develops a product, the Company will seek to enter into a joint venture or similar arrangement with an established chemical or pharmaceutical company that will conduct the required toxicity studies and clinical trials and bear a substantial portion of the expense of obtaining FDA approval.

     In addition to complying with FDA regulations, the Company and the facilities used by it are also required to comply with federal and state environmental, occupational health and other applicable regulations. The Company believes that its facilities comply with such regulations.

Manufacturing

     While the Company is presently producing a limited quantity of monoclonal antibodies for testing and evaluation of its in vitro products, there can be no assurances that the Company will be able to either finance or meet FDA regulations for good manufacturing procedures required in order to convert and operate such facility for commercial production of such products. The Company does not intend to establish its own manufacturing operations for its in vivo products unless and until, in the opinion of management of the Company, the size and scope of its business and its financial resources so warrant. It is the Company's intention to seek additional third parties to manufacture its in vivo monoclonal antibody for commercial production or enter into a joint venture or license agreement with a partner who will be responsible for future manufacturing. Each joint venture partner or contract manufacturer participating in the manufacturing process of the Company's monoclonal antibody must comply with FDA regulations and file documentation with the FDA to support that part of the manufacturing process in which it is involved. There is no assurance that third parties will be able to manufacture sufficient quantities of the Company's in vivo monoclonal antibody necessary to obtain full FDA clearance, that the FDA will accept the Company's manufacturing arrangements, or that these commercial manufacturing arrangements can be obtained on acceptable terms.

Product Liability

     The testing, marketing, manufacture and sale of pharmaceutical products entails a risk of product and other liability claims by consumers and others. Additionally, the Company's monoclonal antibodies are generated from an antigen free mouse colony and instances of the human immune system negatively reacting to mouse derived antibodies have been reported. Product and other liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of the Company's proposed diagnostic tests. Product liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of the Company's diagnostic tests. Claims may also be asserted against the Company by end users of the Company's products, including persons who may be treated with any in vivo diagnostic or therapeutics.

     Certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede the ability of the Company to achieve broad distribution of its proposed products, which would have a material adverse effect upon the business and financial condition of the Company.

     The Company does not presently maintain product liability insurance coverage and, although the Company will attempt to obtain product liability insurance prior to the marketing of any of its proposed products, there is no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company.

Scientific Advisory Committee

     The Company has a Scientific Advisory Committee (the "Committee") comprised of scientists and physicians active in the fields of microbiology, immunology and molecular biology and in cardiovascular disease, hepatic disease and drug development. These scientists serve
as consultants to the Company.   Members of the Committee generally
make themselves available on an informal basis for consultations with the Company. Members of the Committee are selected by the Company's management.

     Members of the Committee review the feasibility of the Company's proposed research and development programs, the progress of programs undertaken and assist in establishing both the scientific goals of the Company and the priorities of its product development. All members of the Company's Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the business of which may conflict or compete with the Company, and any inventions discovered by such individuals will not become the property of the Company. These individuals are expected to devote only a small portion of their time to the Company, and are not expected to actively participate in the development of the Company's technology. It is possible regulations or policies now in effect or adopted in the future might limit the ability of the scientific advisors to continue their relationship with the Company. Members of the Scientific Advisory Committee were used on an informal basis for consultations in 1996. Payments to the members, exclusive of expenses, is $1,000 per meeting attended. Members of the Advisory Committee have been granted ten year options to purchase from 10,000 to 35,000 shares of Common Stock from the Company, an aggregate of 237,500 shares, at prices ranging from $1.94 per share to $7.75 per share. The 1996 annual compensation for the advisors as a group was approximately $61,000. Certain members of the Committee are associated with institutions with which the Company has undertaken or may in the future engage in collaborative research efforts. Arrangements with such institutions may result in one or more members of the Committee receiving royalties or other compensation from such institution or the Company if such member works as a scientist in the collaborative effort.

     The members of the Committee have no general fiduciary duties to the Company, have entered into limited confidentiality agreements and may, in their discretion, engage in activities which are competitive with those engaged in by the Company. The members of the Committee as of March 14, 1997 are:

     Giancarlo Agnelli, M.D., is Associate Professor of Internal Medicine at the University of Perugia, Italy, where he received his medical education. Prior to appointment to his present post he was a research fellow and clinical fellow in the Department of Pathology and Department of Medicine at McMaster University, Hamilton, Ontario, Canada. He continues as an associate member of the Hamilton Civic Hospital Research Center at McMaster University. Dr. Agnelli is a member of the editorial board or a manuscript reviewer for such journals as Haemostasis, Blood, Diabetologia, Thrombosis and Haemostasis, and Thrombosis Research. He has presented lectures at more than 200 international and national meetings and is the author or co-author of more than 200 scientific articles.

     Denian Ba, M.D., is presently Academician, The Chinese Academy of Engineering; President of the Chinese Academy of Medical Sciences & Peking Union Medical College; Chairman, Chinese Society of Immunology; Vice Chairman, Chinese Medical Association. Dr. Ba was engaged in research on Cancer Immunology as Associate Chief, Chief, Department of Immunology at the Institute of Cancer Research in Harbin Medical University, and Deputy Director, Director at the Institute of Cancer Research in Harbin Medical University. Dr. Ba received his M.D. from the Department of Medicine of Harbin Medical University, received his Master of Science of Biochemistry from Beijing Medical University and received his Ph.D. from the School of Medicine of Hokkaido University, Japan.

     Konrad T. Beyreuther, Ph.D., is presently professor of Molecular Biology and Head of Laboratory for Molecular Neuropathology at the Center of Molecular Biology, University of Heidelberg, Federal

Republic of Germany. His primary research deals with genetics and molecular biology of Alzheimer's disease and related dementia disorders. He earned his doctorate at the Max-Plank Institute for Biochemistry Munich, University Munich, Germany.

     Gustav Victor Rudolf Born, M.D., D. Phil., F.R.S., is presently Research Director of The William Harvey Research Institute at St. Bartholomew's Hospital Medical College, London, England, and Emeritus Professor of Pharmacology in the University of London. Among Professor Born's distinctions, appointments and activities are:
Fellowship and Royal Medal of the Royal Society; Foundation President of the British Society for Thrombosis and Haemostasis; Corresponding Member of the Belgian Royal Academy of Medicine; Professor of the Foundation de France, Paris; Robert Pfleger, Paul Morawitz and Alexander-von-Humbolst Prizes; Honorary Life Member of the New York Academy of Sciences; Medical Advisor of the Heineman Medical Research Center, Charlotte, North Carolina; Co-Director for Centre for Thrombosis and Loyola Research, Perugia, Italy; Honorary Doctorates from eight universities including Brown.

     Francis J. Castellino, Ph.D., is Dean of the College of Science, and Kleiderer-Pezold Professor of Biochemistry at the University of Notre Dame. He earned a doctorate in biochemistry at the University of Iowa, and was a postdoctoral fellow at Duke University Medical Center. He maintains a research program studying blood coagulation and fibrinolysis.

     Jeffrey Ginsberg, M.D., is a hematologist with research training in clinical and laboratory aspects of thrombosis. His current research interests include the clinical development of novel antithrombotic agents, the diagnosis and management of thrombosis during pregnancy, the prevention and treatment of the post-phlebitic syndrome, the investigation of the clinical complications of antiphospholipid antibodies, and the diagnosis of venous thrombosis and pulmonary embolism. He is currently the principal investigator of a number of clinical trials relative to thrombosis. He is the Director of the Thromboembolism Unit at Chedoke-McMaster Hospitals and a Research Scholar of the Heart and Stroke Foundation of Canada.

     Lawrence Grossman, Ph.D., is University Distinguished Service Professor of Biochemistry at the Johns Hopkins University School of Hygiene and Public Health, Baltimore, Maryland. He is consultant to Applied DNA Systems, Inc. He earned a Ph.D. degree from the University of Southern California, and subsequently trained and worked thereafter at Johns Hopkins University and Brandeis University. His expertise are in DNA repair, molecular basis of mutagenesis and molecular biology in general.

     Thomas W. Meade, CBE, DM, FRCP, FRS, is presently Director of the Medical Research Council Epidemiology and Medical Care Unit, Wolfson Institute of Preventive Medicine, St. Bartholomew's and the Royal London Hospital School of Medicine and Dentistry, London, England. Additional appointments include: Professor of Epidemiology University of London, Hon. Consultant in Epidemiology, Northwick Park and St. Mark's NHS Trust, Hon. Consultant in Epidemiology, The Royal Hospitals NHS Trust. Hon. Director British Heart Foundation Cardiovascular

Epidemiology Research Group. He is: Doctor of Medicine, Fellow of the Royal College of Physicians and Fellow of the Royal Society.

     Daniel M. Michaelson, Ph.D., is presently Professor of Neurobiology, Department of Neurobiochemistry, Tel Aviv University, Tel Aviv, Israel. He earned a Ph.D. in Biophysics from the University of California, Berkley. Among Professor Michaelson's distinctions, appointments and activities are: Membership of the International Society of Neurochemistry, International Society for Developmental Neuroscience, International Brain Research Organization, the New York Academy of Sciences, Israel Society of Neurosciences, Israel Biochemical Society and the Israel Society for Pharmacology and Physiology. He is a member of the Scientific Advisory Board of the Alzheimer Foundation, a board member of the Israel Society for Neuroscience, and a board member of Ramot - University Authority for Applied Research and Industrial Development Ltd.

     Peter Victorovich Morozov, M.D., Ph.D., is Professor of Psychiatry at the Russian State Medical University, Moscow. He has served as the Secretary of the International Section of the National Scientific Society of Psychiatrists and is currently secretary of the Russian Section of French-Russian Society of Psychiatrists. Dr. Morozov's primary area of research is psychopharmacology, problems of classification and diagnosis, post-traumatic stress disorders. Dr. Morozov graduated from Pirogov II Medical School and received his doctorate from the Institute of Psychiatry AMS USSR.

     Gerald P. Murphy, M.D., before joining The Pacific Northwest Research Foundation in 1993 was with the American Cancer Society as the Chief Medical Officer since 1988, served as the Associate Director and Director of the Roswell Park Memorial Institute, Cancer Research and Treatment Center, Buffalo, New York, from 1968 to 1985. Dr. Murphy was Professor of Urology and in charge of the Urologic Cancer Research Laboratory at the State University of New York at Buffalo from 1985 to June 1988. Dr. Murphy was National American Cancer Society President for 1983 & 1984. Dr. Murphy received his B.Sc. degree (Summa Cum Laude) from Seattle University and a M.D. degree from the University of Washington.

     Alfred Nisonoff, Ph.D., is Professor of Biology (Emeritus) at the Rosenstiel Research Center, Brandeis University, Waltham, Massachusetts. He earned a doctorate in chemistry from Johns Hopkins University, Baltimore, Maryland and was a postdoctoral fellow at the Johns Hopkins Medical School. Dr. Nisonoff is on the Scientific Advisory Committee of the Roswell Park Cancer Institute, Buffalo, New York. His expertise is in the field of immunology and idiotypic antibodies. Member, U.S. National Academy of Sciences; Former President, American Association of Immunologists; Member, American Academy of Avis and Sciences; Foreign Correspondent; Belgian Academy of Medicine.

     Rem V. Petrov, M.D., is currently Vice-President of Russian
Academy of Sciences, Moscow, Russia and chief of the Immunology
Department of the Institute of Bioorganic Chemistry of the Academy.

His main scientific interests are in fields of Immunogenetics
(genetical control of Immune response, interactions of syngeneic and nonsyngeneic cells) and Immunobiotechnology (artificial immunogens and vaccines, immunopharmacology-myelopeptides and other natural immunodulators).

     Craig M. Pratt, M.D., currently is a Professor of Medicine, Section of Cardiology, Department of Internal Medicine, Baylor College of Medicine, Houston, Texas. Dr. Pratt is currently Director of the Coronary Care Unit and Non-invasive Laboratories at The Methodist Hospital. Nationally, Dr. Pratt is Chairman of the Cardiovascular and Renal Drugs Advisory Board to the Food and Drug Administration. Dr. Pratt also serves on the Program Planning Committee for the Annual Meeting, American College of Cardiology.

     John H. Proctor, Ph.D., was Secretary General of the World Academy of Art and Science from 1986-1997, and Past President of the Washington Academy of Sciences in Washington, D.C., and a
corresponding member of the Spanish Royal Academy of Pharmacy.   He
has facilitated national and international technology transfer, organizational development and productivity improvement projects for over thirty years. Dr. Proctor has written three books and has published sixty-three technical papers.

     Ciaran M. Regan, Ph.D., D.Sc. is presently Statutory Lecturer in Pharmacology at University College, Dublin, Ireland. Dr. Regan received his B.Sc. and Ph.D., both in Zoology, from University
College, Dublin.  He is a past Postdoctoral Fellow, Department of
Biochemistry, University of Nijmegen, The Netherlands and past
Scientific Officer of Medical Research Council, Institute of
Neurology, London.  Dr. Regan has numerous publications.

     Jacob Szmuszkovicz, Ph.D., is a Professor of Chemistry at the University of Notre Dame, Notre Dame, Indiana. He earned a doctorate in Chemistry from the Hebrew University, Jerusalem. He served as a Member of Staff at the Weizmann Institute before joining the Upjohn Company where he held the position of a Distinguished Scientist in the CNS (Central Nervous System) Unit from 1954 to 1985. Dr. Szmuszkovicz is co-inventor on over 100 patents. He has served as a Member of the Executive Committee of the Organic Division of the ACS (American Chemical Society).

Personnel

     As of March 14, 1997, the Company had 35 full time employees and six part-time employees. Of the full-time employees 21 are research and development personnel, and the remaining are executive and administrative personnel.

     The President, Chief Operating Officer, Executive Vice President, and Senior Vice President-Research and Development of the Company are parties to employment agreements with the Company ending June 30, 1998, December 31, 1999, September 30, 2001 and February 3, 2002, respectively. They also are parties to agreements with the Company to keep all information with regard to the business of the Company confidential during and subsequent to their employment with the

Company. The Company believes its personnel relations are satisfactory.

Item 2.   Properties

     The Company leases 7,700 square feet of space from Boston
University in Boston, Massachusetts which houses all of the Company's research and development activities for an annual base rent of $275,000 for a three year term ending December 31, 1999.

     The Company also has leases covering 8,200 square feet in South Bend, Indiana, with a total annual base rent of $82,600 and terms ending March 31, 2000. These facilities are being phased out and the Company is in the process of subleasing the facilities.

     The Company has an office lease in Copiague, New York (6,000 square feet) expiring July 1998 and Dublin, Ireland under a short-term office and facilities arrangement.

Item 3.   Legal Proceedings

     On December 13, 1994, certain stockholders filed a complaint, and on August 5, 1995, certain other stockholders filed a similar complaint, in the United States District Court for the Eastern District of New York against the Company and certain of its present and former executive officers and directors. The complaints alleged, among other things, that such persons made misleading statements relating to the Company. The actions sought an unspecified amount of damages and possible equitable relief.

     To avoid the expense and disruption of protracted litigation, the Company and the plaintiffs reached an agreement in December 1996 to settle the lawsuits, the amount of which was not material to the Company. The settlement agreement was approved by the United States District Court for the Eastern District of New York in January 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

PART II

Item 5.   Market for Registrant's Common Stock and Related Security
Holder Matters

     The Company's Class A Common Stock ("Common Stock") is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol MABXA. The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq, without retail mark-ups, mark-downs or commissions.


Fiscal Years
				 High                Low
1996

First Quarter                    $6 7/8              $2 7/16

Second Quarter                    8 1/8               5

Third Quarter                     6 1/8               4 3/16

Fourth Quarter                    6 1/16              4

1995

First Quarter                      2 3/4               1 9/16

Second Quarter                     2 7/8               1 5/8

Third Quarter                      3 1/2               1 7/8

Fourth Quarter                     3 15/16             2



     There were approximately 685 holders of record of Common Stock as of March 14, 1997 (exclusive of stockholders whose shares are held in street name by brokers, depositories and other institutional firms).

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying dividends for the foreseeable future.

Item 6.   Selected Financial Data

   The following selected financial data for the periods indicated have been derived from the consolidated financial statements of the Company audited by Arthur Andersen, LLP, independent public accountants. This information should be read in conjunction with the related financial statements and notes thereto included elsewhere in this report.

                                         For the Year Ended December 31,
                              ----------------------------------------------------------------------
                                  1996          1995          1994          1993          1992
                                  -----         -----         -----         -----         -----
Operating Results
Revenues:
  Royalties/License Fees                 -      $100,000             -             -      $900,000
  Collaborative Agreements         $54,000       $27,000             -             -             -
Net Loss                       ($7,700,000)  ($5,607,000)  ($7,431,000)  ($6,521,000)  ($4,016,000)
Net Loss Per Share                  ($0.45)       ($0.39)       ($0.52)       ($0.46)       ($0.30)
Weighted Average Shares         17,209,000    14,455,000    14,399,000    14,327,000    13,425,000



                                                  As Of December 31,
                              ----------------------------------------------------------------------
                                   1996          1995          1994          1993          1992
                                   -----         -----         -----         -----         -----
Balance Sheet

Working Capital                $13,697,000    $9,485,000    $7,055,000   $14,489,000   $20,240,000
Total Assets                   $16,473,000   $12,521,000    $8,964,000   $16,636,000   $21,225,000
Long-Term Debt                 $10,319,000    $7,865,000             -             -             -
Total Liabilities              $10,931,000    $8,376,000      $408,000      $846,000      $479,000
Accumulated Deficit           ($42,268,000) ($34,568,000) ($28,961,000) ($21,530,000) ($15,009,000)


     The Company has not paid any cash dividends on its Common Stock since its inception.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company, although incorporated in September 1983, remains in its development stage as it has not yet completed the commercial development of any products nor derived any revenues from the sale of products. The Company has funded its research and development activities to date principally from the sale of Common Stock issued in an initial public offering, the exercise of the Class A and Class B Warrants issued in the Company's initial public offering, the private placement of $8.5 million 8% Convertible Debentures and $9.0 million 7% Convertible Debentures, the exercise of stock options, capital contributions to the Company by the Chairman of the Board, a $900,000 net initial license fee payment and the income on funds invested in bank deposits, U.S. Treasury bills and notes and other high grade liquid investments.

     The Company expects to continue to incur substantial expenditures in research and product development and the FDA approval process relating to Phase I and Phase II human clinical testing of its MH1 imaging product and 510(k) filings for TpP , the Company's Thrombus Precursor Protein diagnostic tests, and FiF , the Company's Functional Intact Fibrinogen diagnostic test.

     As of December 31, 1996, the Company had working capital of $13,697,000, compared to $9,485,000 at December 31, 1995. The
Company's management believes that current working capital will be sufficient to fund its liquidity needs beyond 1997. Currently, product development plans of the Company include entering into collaborative, licensing and co-marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company.

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $40,200,000 for income tax purposes. The net operating loss carryforwards will expire through 2011. Since the Company has significant net operating loss carryforwards, income tax consequences of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" has not had any effect on the Company's reported financial position or results of operations. The Company has recorded a valuation allowance to fully reserve for the deferred tax benefit attributable to its net operating loss carryforwards due to the uncertainty as to their ultimate realizability.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on a corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with the Company's 1990 initial public offering at which time the Company's tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 1996, the Company has approximately $3,716,000 of net operating losses previously subject to limitation that have not been utilized. This limitation could affect the Company's future provisions for or payment of Federal income tax should the Company's operations produce increased amounts of taxable income in the future. At December 31, 1996, the Company had $39,300,000 of net operating loss carryforwards which are not subject to any such limitation.

Results of Operations

     Since its inception, the Company's primary activities have consisted of research and development, acquiring laboratory equipment, developing and improving proprietary rights, preparing and filing patent applications, preparing and filing FDA applications, monitoring clinical trials, negotiating license agreements and hiring and training personnel with respect to the development of its proposed products.

     The Company has not generated any revenues from the sale of any products. Revenues from inception through December 31, 1996 of $1,293,000 are attributable to nonrefundable initial license fees and collaborative research agreements. As a result of the Company's substantial start-up expenses and minimal revenues, the Company had an accumulated deficit of $42,268,000 as of December 31, 1996. The Company's research and development expenses are anticipated to be substantial for the foreseeable future and the Company expects to continue to incur significant operating losses.

     The Company expects to increase research and development costs in 1997 due to additional personnel to develop additional formats for its TpP and FiF products, increased clinical trial costs for MH1 imaging product and TpP test and costs associated with the move of the Company's laboratories from South Bend, Indiana to Boston,
Massachusetts.

     The Company believes that the impact of inflation and changing prices on its operations during the three years ended December 31, 1996 were minimal.

Comparison of Years Ended December 31, 1996 and 1995

     The Company's net loss was $7,700,000 for the year ended December 31, 1996 compared to $5,607,000 for the year ended December 31, 1995. The increase of $2,093,000 was the result of the non-cash amortization ($1,351,000) of debt discount relating to the 7% Convertible Debentures issued in September 1996, non-cash amortization of $285,000 relating to the accounting for warrants issued for certain consulting agreements and increases in public and stockholder communication costs.

     Research and development costs decreased by $270,000 in 1996 as a result of reduced research personnel, travel costs and consulting services offset by increases in clinical costs and FDA filing costs.

     General and administrative costs increased by $762,000 in 1996 primarily due to increases in public and stockholder communication costs, additional personnel relating to licensing efforts, increased travel and meeting costs and professional service costs.

     Interest expense increased $1,725,000 due to the issuance of $8.5 million 8% Convertible Debentures in late October 1995, and $9.0 million 7% Convertible Debentures in September 1996. Of the $1,950,000 interest expense in 1996, $1,351,000 related to the amortization of debt discount and $431,000 related to amortization of debt issuance costs. The interest on the 8% Convertible Debentures is included with the principal amount to determine the number of shares issued at conversion. During 1996, $6,050,000 of principal amount plus $166,000 interest on the 8% Debentures was converted into 2,269,755 shares of Class A Common Stock. Interest on the 7% Convertible Debentures is paid in cash at the end of each quarter, while conversions during a calendar quarter include accrued but unpaid interest. During 1996, no conversions occurred relating to the 7% Convertible Debentures.
During January and February 1997, $3,630,000 of Convertible Debentures plus $31,000 of accrued interest were converted into 1,155,410 shares of Class A Common Stock. The amount of interest expense in 1997 will depend upon the extent to which the debentures are converted.

     Investment income, net, increased by $203,000 in 1996 primarily due to the increased average balances in cash equivalents and marketable securities during 1996. The Company invested in U.S.
Treasury Bills and Notes with an average maturity of five months during 1996.

Comparison of Years Ended December 31, 1995 and 1994

     The Company's net loss was $5,607,000 for the year ended December 31, 1995 compared to $7,431,000 for the year ended December 31, 1994. The decrease of $1,824,000 was the result of the Company's downsizing strategy implemented during the fourth quarter of 1994 and revenues generated from the signing of the license and collaboration agreements with Abbott Laboratories and F.Hoffmann-La Roche.

     Research and development costs decreased by $1,427,000 in 1995 as a result of reduced research personnel, project costs, travel and meeting costs and consultant costs.

     General and administrative costs decreased by $141,000 in 1995 as a result of decreases in travel and meeting costs, public relations costs, insurance costs and personnel costs offset by higher legal costs relating to two lawsuits and entering into license agreements and higher consulting costs.

     Interest expense of $225,000 resulted from the issuance of $8.5 million principal amount of 8% Convertible Debentures in late
October 1995. Included in interest expense is the amortization of the debt issuance costs which amounted to $81,000 in 1995. The debt issuance costs are being amortized as a component of interest expense over the term of the debentures. Upon the conversion of the debentures the related unamortized deferred financing costs are charged to paid-in capital.

     Investment income changed from a loss of $12,000 in 1994 to income of $336,000 in 1995. The increase was the result of the absence in 1995 of realized losses of $514,000 from the sale of marketable securities during 1994. Exclusive of the realized loss in 1994, investment income decreased during the 1995 period due to lower average fund balances for the first ten months offset by higher interest rates on U.S. Government obligations.


Item 8.   Financial Statements and Supplementary Data

     The response to this item is submitted in a separate section of this report, starts on page F-1.

Item 9.   Disagreements on Accounting and Financial Disclosure

     Not applicable.
			       PART III

     The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1997 Annual Meeting of Stockholders.

			       PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

     (a)  1. and 2. Financial Statements and Financial Statement
Schedules

     The following consolidated financial statements of the Company are annexed hereto immediately following the signature page of this Report.


     Financial Statements                             Page


     Report of Independent Public Accountants         F-2

     Consolidated Balance Sheets                      F-3

     Consolidated Statements of Operations            F-4

     Consolidated Statements of Cash Flows            F-5

     Consolidated Statements of Stockholders' Equity  F-6  -  F-7

     Notes to Consolidated Financial Statements       F-8  -  F-22

     Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

		3.                    Exhibits

Exhibit No.                           Description

3.1 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on July 30, 1996. Incorporated herein by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, File No. 333-09473.

3.2 Amended and Restated By-Laws of the Company. Incorporated herein by reference to Exhibit 4.02 to the Company's
	   Registration Statement on Form S-8, File No. 333-09473.

4.1(a) Form of the Company's 8% Convertible Debentures due October 13, 1998. Incorporated herein by reference to
	   Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 12, 1995 (date of earliest event reported), File No. 0-19041.

4.1(b)     Form of the Company's 7% Convertible Debentures due
	   September 30, 1998.  Incorporated herein by reference to
	   Exhibit 4.01 to the Company's Current Report on Form 8-K dated September 30, 1996 (date of earliest event reported), File No. 0-19041.

10.1 + *   Employment Agreement dated May 10, 1996 between the
	   Company and Dr. Paul E. Gargan.

10.2(a) +  The Company's Stock Option Plan, as amended.  Incorporated
	   herein by reference to Exhibit 28.1 to the Company's
	   Registration Statement on Form S-8, File No. 33-51240.

10.2(b) +  The Company's 1993 Non-Employee Director Stock Option
	   Plan. Incorporated herein by reference to Exhibit 99.01 to the Company's Registration Statement on Form S-8, File No. 33-65416.

10.2(c) +  The Company's 1996 Stock Option Plan.  Incorporated herein
	   by reference to Exhibit A to the Company's Proxy Statement dated April 29, 1996 used in connection with the Company's 1996 Annual Meeting of Stockholders, File No. 0-19041.

10.3 Exclusive License Agreement dated January 24, 1992 between the Company and Yamanouchi Pharmaceutical Co., Ltd. Incorporated herein by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K dated January 24, 1992 (date of earliest event reported), File No. 0-19041.

10.4       Warrant dated October 25, 1995 issued to Swartz
	   Investments, Inc. Incorporated herein by reference to
	   Exhibit 10.13 to the Company's Current Report on Form 8-K dated October 12, 1995 (date of earliest event reported), File No. 0-19041.

21*        List of Subsidiaries

24 *       Consent of Independent Public Accountants




	   * Filed herewith. All other exhibits are incorporated by reference to the document following the description thereof.

	   +    Management contract or compensatory plan.



	   (b)  Reports on Form 8-K

		The only Report on Form 8-K filed during the fourth quarter of the year ended December 31, 1996 was dated September 30, 1996 (date of earliest event reported), reporting Item 5. Other Events.

				Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


			       AMERICAN BIOGENETIC SCIENCES, INC.
					(Registrant)



  March 27, 1997                    By   /s/ Josef C. Schoell
--------------------                    ----------------------------
	(Date)                      Josef C. Schoell
				    Vice President, Finance
						Principal Financial and
				    Accounting Officer)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




    March 27, 1997                 By   /s/ Alfred J. Roach
--------------------                 ----------------------------
	(Date)                     Alfred J. Roach, Chairman of
					   the Board of Directors and
					   Chief Executive Officer and
				   Director



   March 27, 1997                  By   /s/ Josef C. Schoell
--------------------                 ----------------------------
	(Date)                     Josef C. Schoell
				   Vice President, Finance
				   (Principal Financial and
				   Accounting Officer)


   March 27, 1997                  By   /s/ Paul E. Gargan
--------------------                 ----------------------------
	(Date)                     Paul E. Gargan, President,
				   Chief Scientific Officer and
				   Director

			      Signatures





   March 27, 1997                  By   /s/ Timothy J. Roach
--------------------                 ----------------------------
	(Date)                     Timothy J. Roach, Secretary,
				   Treasurer, and Director





   March 27, 1997                  By   /s/ Ellena M. Byrne
--------------------                 ----------------------------
	(Date)                     Ellena M. Byrne, Executive
				   Vice President and Director




   March 27, 1997                  By   /s/ Joseph C. Hogan
--------------------                 ----------------------------
	(Date)                     Joseph C. Hogan, Director






   March 27, 1997                  By   /s/ William G. Sharwell
--------------------                 ----------------------------
	(Date)                     William G. Sharwell, Director





   March 27, 1997                  By    /s/ Gustav Victor Rudolf Born
--------------------                 ----------------------------
	(Date)                     Gustav Victor Rudolf Born,
				   Director

      AMERICAN  BIOGENETIC SCIENCES, INC. AND SUBSIDIARY

		  (a development stage company)

	    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


						  Page

Report of Independent Public Accountants          F-2

Consolidated Balance Sheets                       F-3

Consolidated Statements of Operations             F-4

Consolidated Statements of Cash Flows             F-5

Consolidated Statements of Stockholders' Equity   F-6 - F-7

Notes to Consolidated Financial Statements        F-8 - F-22



     Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

Page F - 1

	     Report of Independent Public Accountants


To American Biogenetic Sciences, Inc.:

     We have audited the accompanying consolidated balance sheets of American Biogenetic Sciences, Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996 and for the period from inception (September 1, 1983) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception to December 31, 1996 in conformity with generally accepted accounting principles.


					Arthur Andersen LLP


Melville, New York
February 20, 1997

Page F - 2

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
	  (A DEVELOPMENT STAGE COMPANY)

	   CONSOLIDATED BALANCE SHEETS

                                                 December 31,   December 31,
Assets                                                1996           1995
                                                 ------------   ------------

Current Assets:
  Cash and cash equivalents                        10,760,000      5,436,000
  Marketable securities                             3,021,000      4,397,000
  Other current assets                                528,000        163,000
                                                  ------------   ------------
    Total current assets                           14,309,000      9,996,000
                                                  ------------   ------------
Fixed assets, at cost, net of accumulated
depreciation and   amortization of $1,183,000
and $902,000, respectively                            591,000        714,000

Patent costs, net of accumulated
amortization of $212,000 and $154,000,
respectively                                          983,000        766,000

Debt issuance costs, net of accumulated
amortization of $370,000 and $168,000,
respectively                                          569,000      1,022,000

Other assets                                           21,000         23,000
                                                  ------------   ------------
                                                   16,473,000     12,521,000
                                                  ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses               609,000        508,000
  Current portion of capital lease obligation           3,000          3,000
                                                  ------------   ------------
    Total current liabilities                         612,000        511,000
                                                  ------------   ------------
Long Term Liabilities:
  7% convertible debentures, net of unamortized
     debt discount of $492,000                      8,508,000              -
  8% convertible debentures                         1,800,000      7,850,000
  Long-term portion of capital lease obligation        11,000         15,000
                                                  ------------   ------------
    Total liabilities                              10,931,000      8,376,000
                                                  ------------   ------------
Commitments and Contingencies (Notes 1, 3, 5, 6 and 8)

Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 and 25,000,000 shares authorized,
  respectively; 16,270,994 and 13,431,364 shares issued
  and outstanding, respectively                        16,000         13,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized;
   1,375,500 shares issued and outstanding              1,000          1,000

  Additional paid-in capital                       47,793,000     38,699,000

  Deficit accumulated during the
    development stage                             (42,268,000)   (34,568,000)
                                                  ------------   ------------
    Total stockholders' equity                      5,542,000      4,145,000
                                                  ------------   ------------
                                                   16,473,000     12,521,000
                                                  ============   ============
The accompanying notes are an integral part of these consolidated balance she

Page F - 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS


										  For the Period
                                                                                  From Inception
                                                      Year Ended December 31,      (September 1,
                                        ----------------------------------------  1983) Through
										   December 31,
                                            1996          1995          1994           1996
                                        ------------  ------------  ------------  --------------
Revenues:
  Royalties / license fees                  $ -          $100,000       $ -          $1,000,000
  Collaborative agreements                   54,000        27,000             -         293,000
                                        ------------  ------------  ------------  --------------
                                             54,000       127,000             -       1,293,000

Expenses:
  Research and development                2,703,000     2,973,000     4,400,000      23,403,000
  General and administrative              3,640,000     2,878,000     3,019,000      20,994,000
                                        ------------  ------------  ------------  --------------
Loss from operations                     (6,289,000)   (5,724,000)   (7,419,000)    (43,104,000)
                                        ------------  ------------  ------------  --------------

Other Income (Expense):
  Interest expense                       (1,950,000)     (225,000)            -      (2,827,000)
  Net gain on sale of fixed assets                -         6,000             -           6,000
  Investment income (loss), net             539,000       336,000       (12,000)      3,657,000
                                        ------------  ------------  ------------  --------------
Net loss                                ($7,700,000)  ($5,607,000)  ($7,431,000)   ($42,268,000)
                                        ============  ============  ============  ==============

Net Loss Per Common Share                    ($0.45)       ($0.39)       ($0.52)         ($6.06)
                                        ============  ============  ============  ==============

Weighted Average Number of
   Common Shares Outstanding             17,209,000    14,455,000    14,399,000       6,972,000
                                        ============  ============  ============  ==============
The accompanying notes are an integral part of these consolidated statements.


Page F - 4

     AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
	       (a development stage company)

	   CONSOLIDATED STATEMENTS OF CASH FLOWS

												      For the Period
												      From Inception
                                                                                                      (September 1,
                                                                       Year Ended December 31,            1983)
                                                            ----------------------------------------     Through
                                                                                                       December 31,
                                                                1996          1995          1994           1996
                                                            ------------  ------------  ------------  --------------
Cash Flows From Operating Activities:
Net income (loss)                                           ($7,700,000)  ($5,607,000)  ($7,431,000)   ($42,268,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                 541,000       392,000       274,000       1,694,000
  Net (gain) loss on sale of fixed assets                             -        (6,000)            -          (6,000)
  Net (gain) loss on sale of marketable securities                    -             -       514,000        (217,000)
  Other non-cash expenses accrued primarily for warrants        285,000       122,000             -       1,437,000
  Amortization of debt discount included in interest expense  1,351,000             -             -       1,351,000
  Write-off of patent costs                                           -             -             -          93,000
  (Increase) decrease in other current assets                  (365,000)       41,000        24,000        (528,000)
  (Increase) decrease in other assets                             2,000        (5,000)        3,000          74,000
  Increase (decrease) in accounts payable and accrued expens    267,000       108,000      (438,000)        665,000
  Increase in interest payable to stockholder                         -             -             -         112,000
                                                            ------------  ------------  ------------  --------------
   Net cash used in operating activities                     (5,619,000)   (4,955,000)   (7,054,000)    (37,593,000)
                                                            ------------  ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                         (158,000)      (41,000)     (282,000)     (1,780,000)
  Proceeds from sale of fixed assets                                  -        16,000             -          16,000
  Payments for patent costs and other assets                   (275,000)     (257,000)     (195,000)     (1,265,000)
  Proceeds from maturity and sale of marketable securities   11,098,000     6,705,000    17,620,000      61,732,000
  Purchases of marketable securities                         (9,722,000)   (5,872,000)  (12,422,000)    (64,536,000)
                                                            ------------  ------------  ------------  --------------
   Net cash provided by (used in) investing activities          943,000       551,000     4,721,000      (5,833,000)
                                                            ------------  ------------  ------------  --------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net                 1,439,000        23,000       197,000      35,468,000
  Proceeds from issuance of 7% convertible debentures, net    8,565,000             -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net            -     7,790,000             -       7,790,000
  Principal payments under capital lease obligation              (4,000)       (2,000)            -          (6,000)
  Capital contributions from chairman                                 -             -             -       1,000,000
  Increase in loans payable to stockholder / affiliates               -             -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)              -             -             -      (1,300,000)
                                                            ------------  ------------  ------------  --------------
   Net cash provided by (used in) financing activities       10,000,000     7,811,000       197,000      54,186,000
                                                            ------------  ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents          5,324,000     3,407,000    (2,136,000)     10,760,000
Cash and Cash Equivalents at Beginning of Period              5,436,000     2,029,000     4,165,000               -
                                                            ------------  ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                  $10,760,000    $5,436,000    $2,029,000     $10,760,000
                                                            ============  ============  ============  ==============

Supplemental Disclosure of Non-cash Activities:
 Capital expenditures made under capital lease obligation             -       $20,000             -         $20,000
                                                            ============  ============  ============  ==============
 8% Convertible Debentures converted into 2,269,755, 354,204,
  0, and 2,623,959 shares of Common Stock, respectively      $5,485,000      $571,000             -      $6,056,000
                                                            ============  ============  ============  ==============
  Warrants issued to placement agents                           $45,000      $480,000             -        $525,000
                                                            ============  ============  ============  ==============
The accompanying notes are an integral part of these consolidated statements.
Page F - 5

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
	 (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                    Class A                    Class B
                                                  Per             Common Stock               Common Stock
                                                 Share   ---------------------------  ------------------------
                                                 Amount      Shares        Dollars       Shares       Dollars
                                                -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)     $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash       .33         78,000              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                    78,000              -            -            -

  Sale of common stock to chairman for cash       .33        193,500              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                   271,500              -            -            -

  Sale of common stock to chairman for cash       .33        276,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                   548,200          1,000            -            -

  Sale of common stock to chairman for cash       .33        404,820              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                   953,020          1,000            -            -

  Sale of common stock to chairman for cash       .33         48,048       -                   -            -
  Net (loss) for the period                                        -       -                   -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                 1,001,068          1,000            -            -

  Exchange of common stock for Class B stock              (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash      .33              -              -    1,998,932        2,000
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                         -              -    3,000,000        3,000

  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                         -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                     -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting exp  2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                            668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000
                                                         ------------  -------------  -----------  -----------
		   CONTINUED
Page F - 6




BALANCE, DECEMBER 31, 1990                                 4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash            3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash           4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                       850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                       2.00       417,750          1,000            -            -
  Expense for warrants issued                                      -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                 8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash            4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                       106,000              -     (106,000)           -
  Exercise of stock options                       2.49       348,300          1,000            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.             7.50       200,000              -            -            -
  Exercise of stock options                       2.00        32,700              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                       2.16        91,250              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                          1.85       354,204              -            -            -
  Exercise of stock options                       1.82        12,750              -            -            -
  Expense for warrants/options issued                              -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                13,431,364         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                          2.74     2,269,755          2,000            -            -
  Exercise of stock options                       2.53       569,875          1,000            -            -
  Expense for warrants/options issued                              -              -            -            -
  Discount on 7% convertible debentures                            -              -            -            -
  Net (loss) for the period                                        -              -            -            -
                                                         ------------  -------------  -----------  -----------
BALANCE, DECEMBER 30, 1996                                16,270,994        $16,000    1,375,500       $1,000
                                                         ============  =============  ===========  ===========

The accompanying notes are an integral part of these consolidated statements.

Page F - 7

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
	 (a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Deficit
                                                                         Accumulated
                                                          Additional    During the
                                                           Paid-in      Development
                                                           Capital         Stage         Total
                                                         ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                $  -           $  -          $  -

  Sale of common stock to chairman for cash                   26,000              -       26,000
  Net (loss) for the period                                        -        (25,000)     (25,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                    26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                   65,000              -       65,000
  Net (loss) for the period                                        -       (242,000)    (242,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                    91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                   92,000              -       92,000
  Net (loss) for the period                                        -       (305,000)    (305,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                   183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                  134,000              -      134,000
  Net (loss) for the period                                        -       (433,000)    (433,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                   317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                   16,000              -       16,000
  Net (loss) for the period                                        -       (730,000)    (730,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                   333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                       -              -            -
  Sale of Class B stock to chairman for cash                 664,000              -      666,000
  Net (loss) for the period                                        -     (1,031,000)  (1,031,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                   997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                        -     (1,522,000)  (1,522,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                   997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                             1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)     5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                  -              -            -
  Net (loss) for the period                                        -     (2,100,000)  (2,100,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                $8,177,000    ($6,388,000)  $1,795,000
                                                         ------------  -------------  -----------
		   CONTINUED
Page F - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                    10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                      356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                             -              -            -
  Exercise of stock options                                  835,000              -      836,000
  Expense for warrants issued                                900,000              -      900,000
  Net (loss) for the period                                        -     (4,605,000)  (4,605,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                    14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                             -              -            -
  Exercise of stock options                                  865,000              -      866,000
  Net (loss) for the period                                        -     (4,016,000)  (4,016,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                      1,500,000              -    1,500,000
  Exercise of stock options                                   65,000              -       65,000
  Net (loss) for the period                                        -     (6,521,000)  (6,521,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                  197,000              -      197,000
  Net (loss) for the period                                        -     (7,431,000)  (7,431,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                     571,000              -      571,000
  Exercise of stock options                                   23,000              -       23,000
  Expense for warrants/options issued                        602,000              -      602,000
  Net (loss) for the period                                        -     (5,607,000)  (5,607,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                38,699,000    (34,568,000)   4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                   5,483,000              -    5,485,000
  Exercise of stock options                                1,438,000              -    1,439,000
  Expense for warrants/options issued                        330,000              -      330,000
  Discount on 7% convertible debentures                    1,843,000              -    1,843,000
  Net (loss) for the period                                        -     (7,700,000)  (7,700,000)
                                                         ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                               $47,793,000   ($42,268,000)  $5,542,000
                                                         ============  =============  ===========

See notes to unaudited consolidated financial statements

Page  F - 7 (column continuation)

      AMERICAN  BIOGENETIC SCIENCES, INC. AND SUBSIDIARY

		  (a development stage company)

	    Notes to Consolidated Financial Statements


1.    Business and Development Stage Risks:

     American Biogenetic Sciences, Inc. (together with its subsidiary, the "Company") was incorporated in Delaware on September 1, 1983. The Company was formed to engage in the research, development and production of bio-pharmaceutical products. As a development stage company, the Company has not commenced its principal operations. Most of its efforts have been devoted to research and development, acquiring equipment, recruiting and training personnel, and financial planning. The Company's research efforts have been focused on the development of products to diagnose, prevent and treat diseases in humans.

     The Company has made no product sales to date and has had limited revenues from collaborative and licensing agreements. See
Note 6 relating to the various license agreements. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing research activities. The Company expects to incur substantial expenditures in research and product development and the Food and Drug Administration approval process relating to Phase I and Phase II human clinical studies of its MH1 imaging product and processing 510(k) applications for its TpP diagnostic test. Currently product development plans of the Company include entering into collaborative, licensing and co-marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company. In addition to the normal risks associated with a business engaged in research and development of new products, there can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain the necessary U.S. regulatory approvals (principally from the FDA ), that any approved product will be a commercial success, that adequate product liability insurance can be obtained or that sufficient capital will be available when required to permit the Company to realize its plans. In addition, the Company operates in an environment of rapid changes in technology and in an industry which has many competitors who have far more resources available to them than does the Company. Further, the Company is dependent upon the services of several employees and advisors.

     While losses from development stage activities are expected to continue in 1997, management believes that its liquidity and capital resources at December 31, 1996 are adequate to fund its planned activities beyond 1997.

Page F - 8

2.    Summary of Significant Accounting Policies:

Principles of Consolidation

      During 1989, the Company formed a subsidiary, American Biogenetic Sciences (Ireland), Ltd., which is 99% owned by the Company and, to fulfill legal requirements, 1% owned by an officer of the Company. The financial statements reflect the accounts of the Company and this subsidiary since formation. All significant intercompany transactions and balances have been eliminated in consolidation.

Fixed Assets

     Depreciation and amortization of fixed assets are recorded on the straight-line method over the estimated useful life of the assets or life of the lease, whichever is shorter, generally 5 years.

Research and Development Income and Expenses

     Revenues from collaborative agreements are recognized as the Company performs research activities under the terms of each agreement. Research and development costs are charged to expense in the year incurred.

Patent Costs

     Costs of certain patent applications are capitalized. Upon issuance of a patent, such costs are charged to operations over the estimated period of benefit or 17 years, whichever is shorter, on the straight-line method. Costs of unsuccessful patent applications or discontinued projects are charged to expense.

Net Loss Per Common Share

      Net loss per common share has been computed based on the weighted average number of Class A Common and Class B Common shares outstanding during each period. Common stock equivalents are not considered as they would be anti-dilutive.

Cash Equivalents

      Cash equivalents include highly liquid securities which have an original maturity of less than three months from date of purchase.

Page F - 9

Deferred Financing Costs

     Deferred financing costs, which were incurred by the Company in connection with the issuance of convertible debentures (Note 4 - Long Term Debt) are capitalized and charged to operations as additional interest expense over the life of the related debt.
Upon the conversion of the underlying debt, any unamortized deferred financing costs are charged to paid-in capital.

Marketable Securities

     Marketable securities consist of short-term U.S. Government obligations, which have an original maturity of greater than 3 months. At December 31, 1996, the maturities of U.S. Treasury
Bills range from March 1997 to May 1997.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of stockholders' equity, depending on the ultimate classification. The Company adopted the provisions of this Statement effective January 1, 1994. As of December 31, 1996, all debt securities have been classified as held to maturity. These investments are stated at cost which approximates market. Interest is accrued as earned.

Investment Income (Loss)
     Investment income (loss), net, includes net losses from the sale of securities of $514,000 in 1994, as well as interest and dividends.

Fixed Assets
     The following table lists fixed assets by category:

                                                   December 31,
                                             ------------------------
                                                  1996        1995
                                                 -----       -----
Laboratory equipment                          $1,097,000    $983,000
Office equipment, furniture and vehicles         462,000     423,000
Leasehold improvements                           215,000     210,000
                                             ------------------------
                                               1,774,000   1,616,000
Accumulated depreciation and amortization      1,183,000     902,000
                                             ------------------------
                                                $591,000    $714,000
                                             ========================

Page F - 10

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    Agreements with Boston University; Agreement with the
      University of Notre Dame; Employment Agreements; Scientific
      Advisory Board Agreements:

Boston University Agreements

	On December 1, 1996, the Company entered into a Sublease Agreement and effective January 1, 1997, an Agreement for Services with Boston University. These two agreements provide for approximately 7,700 square feet of space for laboratories and the antigen free technology at a total annual payment of $275,000. The agreements have an initial term of three years.

University of Notre Dame Agreement

	 On December 1, 1983, the Company entered into a five year agreement with the University of Notre Dame ("Notre Dame Agreement") which was amended and extended on November 15, 1988 to cover the period from that date until November 30, 1993, at which time it was terminated. As of December 1, 1993 the Company entered into a lease with Notre Dame ("Notre Dame Lease"), for substantially the same premises occupied by the Company under the Notre Dame Agreement, for a term ending August 31, 1994. Notre Dame extended the rental of a portion of the space through August 31, 1995. In February 1995, the Company entered into a lease in South Bend, Indiana for approximately 5,200 square feet with an annual base rent of $52,200. This lease commenced on April 1, 1995 and is a five-year lease with three one year renewal options after the initial five year period. In September 1995, the Company entered into a second lease in South Bend, Indiana for approximately 3,000 square feet with an annual base rent of $30,400. This lease is a three year lease.

	Under the Notre Dame Agreement, the Company was required to pay Notre Dame for the direct and indirect payroll cost of substantially all of the Company's research and development personnel, purchases of laboratory supplies, items of equipment or other costs associated with the research projects. The Notre Dame Agreement and Notre Dame Lease provided the Company with use of a research building and use of certain on site equipment as well as access to other university assets and facilities.

Page F - 11

	Notre Dame has granted the Company all rights, title and interest in and to any inventions, patents and patent applications for research projects funded by the Company. Inventors of any processes or technology which receive Company support have assigned his or her interest in the product, patent or patent applications to the Company. The Company incurred costs under the Notre Dame Agreement of approximately $14,000, $35,000 and $45,000 during the years ended December 31, 1996, 1995, and 1994, respectively, and $6,150,000 for the period from inception (September 1, 1983) through December 31, 1996.

	The Company has agreed to pay Notre Dame a royalty of 5% of the net income the Company achieves from sales of products resulting from Company-sponsored research activities at Notre Dame. Royalty payments shall continue for a ten-year period from the date of the first commercial sale of a product, regardless of the continuation of the Notre Dame Agreement.

Employment Agreements

	The President, Chief Operating Officer, Executive Vice President, and Senior Vice President-Research and Development of the Company are parties to employment agreements with the Company ending June 30, 1998, December 31, 1999, September 30, 2001 and February 3, 2002, respectively. They also are parties to agreements with the Company to keep all information with regard to the business of the Company confidential during and subsequent to their employment with the Company. The Company believes its personnel relations are satisfactory.

Scientific Advisory Committee Agreements

	The Company has entered into advisory board agreements with certain research scientists with respect to specific projects in which the Company has an interest. The 1996 annual compensation for the advisors as a group was approximately $61,000. Generally, members of the Company's Scientific Advisory Committee are employed by or have consulting agreements with third parties, the businesses of which may conflict or compete with the Company and any inventions discovered by such individuals will not become the property of the Company.

4.      Long Term Debt:

	On October 26, 1995, the Company completed an $8,500,000 private placement of 8% Convertible Debentures. The Debentures are payable on October 13, 1998 and accrue interest, payable at maturity, at a rate of 8% per annum. Each holder of Debentures is entitled to convert one-third of the aggregate principal amount and accrued interest of the Debentures held by the holder commencing December 11, 1995, an additional one-third commencing January 10, 1996 and the remainder of the Debentures commencing February 9, 1996 at an exercise price equal to the lesser of the closing bid

Page F - 12
price of the Company's Common Stock on October 13, 1995 ($3.375) or 85% of the average closing bid price of the Company's Common Stock for the five trading days prior to the conversion date. The Company has the right to demand conversion of the Debentures and any accrued interest on or after April 13, 1997. The Company also has the right to redeem Debentures submitted for conversion for an amount determined under a formula related to the market price of the shares which would otherwise be issued upon conversion. In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $1,190,000. These issuance costs are being amortized as a component of interest expense over the term of the Debentures. Upon the conversion of the Debentures the related unamortized deferred financing costs are charged to paid-in capital. As compensation to the placement agent of the Debentures, the Company paid the placement agent an 8% commission and issued warrants entitling the placement agent to purchase 201,481 shares of Common Stock at an exercise price of $4.05 per share at any time until October 23, 2000. The estimated noncash value of these warrants, $480,000, has been recorded as additional paid-in capital, while their cost has been included in the $1,190,000 total issuance costs described above.

	On September 30, 1996, the Company completed a $9,000,000 private placement of 7% Convertible Debentures due September 30, 1998. Interest on the Debentures is payable quarterly at the rate
of 7% per annum.   The Debentures (together with any accrued
interest) are convertible to the extent of 25% of the principal amount thereof commencing on December 23, 1996, with an additional 25% of the principal amount of the Debentures becoming convertible on each of the 30th, 60th and 90th days thereafter, at a conversion price equal to 83% of the average of the closing prices of the Company's Class A Common Stock for the five consecutive trading days ending on the trading day immediately preceding the conversion date of the Debentures (the "Current Market Price"); provided, however, that in no event may the conversion price be less than $3.00 per share (the "Minimum Conversion Price") nor greater than $8.00 per share (the "Maximum Conversion Price"). In the event that, but for the Minimum Conversion Price, the number of shares that would have been issued is greater than the number of shares actually issued, the holder converting such Debenture shall also be entitled to receive cash in an amount equal to such difference multiplied by the Current Market Price. In the event any Debenture remains outstanding at its maturity date, the Company has the option to either convert such Debenture into shares of Class A Common Stock on the same basis as the Debenture holder could have converted such Debenture or pay the outstanding principal amount thereof, plus any accrued interest thereon, in cash. In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $480,000. These issuance costs are being amortized as a component of interest expense over the term of the Debentures. Upon the conversion of the Debentures the related unamortized deferred financing costs are charged to paid-in-capital. As compensation to the placement agent of the Debentures, the Company paid the placement agent a 4% commission and issued to brokers affiliated with the placement agent warrants entitling them to purchase an aggregate of 15,618 shares of Common Stock at an exercise price of $5.76 per share at any time until September 30, 1998. The estimated noncash value of these warrants, $45,000, has been recorded as additional paid-in capital, while their cost is

Page F - 13
included in the $480,000 total issuance costs related to these Debentures. In addition, the Company recorded additional paid in capital and debt discount of $1,843,000 to reflect the dollar value of the market price conversion discount (17%) related to these Debentures. The debt discount is being amortized and charged to interest expense beginning October 1, 1996 through March 23, 1997, the period during which the Debentures become 100% convertible. In 1996, $1,351,000 of this debt discount was amortized and charged to interest expense.

5.      Stockholders' Equity:

Description of Class A and Class B Common Stock

	Holders of Class A Common Stock and Class B Common Stock have equal rights to receive dividends, equal rights upon liquidation, vote as one class on all matters requiring stockholder approval, h ave no preemptive rights, are not redeemable and do not have cumulative voting rights; however, holders of Class A Common Stock have one vote for each share held while holders of the Class B
Common Stock have ten votes for each share held on all matters to be voted on by the stockholders. All Class B Common Stock is owned by the Chairman of the Board and may be converted into Class A
Common Stock on a share for share basis at the option of the holder and generally are automatically converted in the event of sale or, with certain exceptions, transfer.

Initial Public Offering

	In May and June 1990, the Company completed an initial public offering of 1,150,000 units of its equity securities. Each unit consisted of three shares of Class A Common Stock and three redeemable Class A Warrants. As a result of this offering, the Company received approximately $5,702,000 of proceeds, net of underwriting and other expenses.

	Each holder of a Class A Warrant was entitled to purchase one share of Class A Common Stock and one Class B Warrant at an exercise price of $3.00 at any time until five years from the date of the public offering. Each holder of a Class B Warrant was entitled to purchase one share of Class A Common Stock at an exercise price of $4.50 at any time after exercise of the Class A
Warrants and until May 1995.

	During 1991, 3,449,955 Class A Warrants and 79,071 Class B Warrants were exercised yielding net proceeds to the Company of approximately $10,502,000 (after expenses of approximately $203,000). During 1992, 3,370,884 Class B Warrants were exercised for $14,468,000 (net of approximately $701,000 of expenses). At December 31, 1996 and December 31, 1995, there were no outstanding Class A and Class B Warrants.

Page F - 14

Stock Option Plans

	The Company's 1986 Stock Option Plan (the "1986 Plan") provided for the grant of incentive stock options and/or non-qualified options until July 1996 up to an aggregate of 4,450,000 shares of Class A Common Stock to employees, officers and consultants of the Company. Options were granted at exercise prices not less than the fair market value at the date of grant and for a term not to exceed ten years from the date of grant; except that an incentive stock option granted under the 1986 Plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company could not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common
Stock on the date of the grant. The outstanding options have a vesting period ranging two years to four years ratably from the date of grant.

	Changes in outstanding options and options available for grant under the 1986 Plan, expressed in number of shares, are as follows:

                                         For the Years Ended
                      -------------------------------------------------------------
                           December 31, 1996                December 31, 1995
                      ----------------------------     ----------------------------
                        Shares      Weighted Avg.        Shares      Weighted Avg.
                         Under          Option            Under          Option
                        Option          Price            Option          Price
                      -----------   --------------     -----------   --------------
Options outstanding,
 beginning of year     3,540,750            $3.74       3,079,500            $4.23

Granted                  126,000            $4.33         817,000            $1.79
Exercised               (552,375)           $2.49         (12,750)           $1.82
Cancelled               (134,875)           $1.93        (343,000)           $3.62
Options outstanding,
end of year            2,979,500            $4.07       3,540,750            $3.74
Options exercisable,
end of year            2,516,750            $4.26       2,512,375            $4.12

Options available
for grant, end
of year                        -                        6,500


     The Company's 1993 Non-Employee Director Stock Option Plan (the "1993 Plan") provides for the issuance of stock options for up to 500,000 shares of Class A Common Stock to outside directors of the Company. Options are automatically granted immediately following each Annual Meeting of the Company to purchase 10,000 shares of Class A Common Stock to each outside director elected at the Annual Meeting. The option exercise price is 100% of the fair

Page F - 15
market value of the Class A Common Stock on the date of grant and the option may be exercised during a period of five years from the date of grant at the rate of 25% each year on a cumulative basis, commencing one year from the date of grant.

     Changes in outstanding options and options available for grant under the 1993 Plan, expressed in number of shares, are as follows:

                                        For the Years Ended
                      -------------------------------------------------------------
                           December 31, 1996                December 31, 1995
                      ----------------------------     ----------------------------
                        Shares      Weighted Avg.        Shares      Weighted Avg.
                         Under          Option            Under          Option
                        Option          Price            Option          Price
                      -----------   --------------     -----------   --------------
Options outstanding,
 beginning of year        90,000            $3.42          60,000            $3.76

Granted                   20,000            $6.75          30,000            $2.75
Exercised                (12,500)           $3.83               -                -
Cancelled                (17,500)           $3.13               -                -
Options outstanding,
end of year               80,000            $4.25          90,000            $3.42
Options exercisable,
end of year               30,000            $3.65          22,500            $3.88

Options available
for grant, end
of year                  407,500                          410,000


     The Company's 1996 Stock Option Plan (the "1996 Plan"), which has replaced the 1986 plan, provides for the issuance of incentive stock options and/or non-qualified options to purchase up to an aggregate of 1,000,000 shares of Class A Common Stock to employees, officers and consultants of the Company. Options may be granted at exercise prices not less than the fair market value at the date of grant and may be exercisable for a period not to exceed ten years from the date of grant; except that the term of an incentive stock option granted under the 1996 plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company must not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The options outstanding are exercisable 25% each year on a cumulative basis, commencing one year from the date of grant.

Page F - 16

     Changes in outstanding options and options available for grant under the 1996 Plan, expressed in number of shares, are as follows:



                  For the Year Ended December 31, 1996
                      ----------------------------
                        Shares      Weighted Avg.
                         Under          Option
                        Option          Price
                      -----------   --------------
Options outstanding,
 beginning of year             -                -

Granted                  155,000            $4.86
Exercised                      -                -
Cancelled                (75,000)           $4.78
Options outstanding,
end of year               80,000            $4.94
Options exercisable,
end of year                    -                -

Options available
for grant, end
of year                  920,000


       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in 1995 and 1996 with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      1996              1995
-----------------------------------------------------------------------------------
Net loss - as reported                               ($7,700,000)      ($5,607,000)

Net loss - pro forma                                 ($8,075,000)      ($5,814,000)

Net loss per share - as reported                           ($.45)            ($.39)

Net loss per share - pro forma                             ($.47)            ($.40)

-----------------------------------------------------------------------------------


Page F - 17

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0%; expected volatility of 84%; risk-free interest rate of range 5.4% to 7.2% and expected lives of seven years.

       The weighted average fair value of all three option plans for options granted were $3.77 and $1.42 in 1996 and 1995, respectively. Of the total 3,139,500 options outstanding for all three plans at December 31, 1996 the following table lists additional SFAS No. 123 disclosure information:

                                                                Weighted Average
    Shares       Exercisable     Exercise     Weighted Average     Remaining
  Outstanding      Shares       Price Range    Exercise Price   Contractual Life
---------------------------------------------------------------------------------
       793,750        546,125  $1.50 - $2.25             $1.86               6.5
       138,250         44,750  $2.50 - $3.75             $3.05               8.0
     2,151,500      1,932,375  $3.88 - $5.75             $4.92               5.6
        50,000         17,500  $5.88 - $7.75             $6.63               7.4
         6,000          6,000     $10.00                $10.00               5.2
------------------------------
     3,139,500      2,546,750


Other Options Granted

     The Company entered into a consulting agreement with an unaffiliated third party to assist in the strategic planning and implementation of the Company's licensing, collaborative and co-marketing plans, which expired February 29, 1996. Pursuant to the agreement, the Company granted an option to purchase up to 50,000 shares of Class A Common Stock on or before February 28, 2000 at $2.25 per share. The Company also granted performance options to purchase up to 50,000 shares of Class A Common Stock at $2.25 for each licensing or collaborative agreement entered into which met certain criteria. These options are exercisable for five years from the date of grant. The Company has recorded a noncash charge of $122,000 in 1995, relating to options for 100,000 shares granted.

     The Company has granted an investor relations consultant a warrant to purchase up to 100,000 shares of Class A Common Stock on or before November 14, 2000 at $3.50 per share pursuant to an agreement dated November 27, 1995. The warrant may be exercised in increments of 25,000 share amounts only if certain milestones are met during the period ending May 14, 1997. The Company is recording a noncash charge of $254,000 ratably over the life of the agreement relating to these warrants.

     The Company entered into an agreement with an unaffiliated third party dated October 6, 1995 to assist with the marketing of the Company's products and intellectual property which has expired. Pursuant to this agreement, the Company granted performance options to purchase 25,000 shares of Class A Common Stock and issued 5,000

Page F - 18
shares for services rendered under the agreement. Options were granted for 12,500 shares at $3.00 per share and 12,500 shares at $5.50. These options are exercisable for five years from the date of grant.

6.   Various Other Agreements:

     As part of its development stage activities, the Company enters into various agreements that provide for the expenditure of funds for research and development activities and typically provide for the payment of royalties (typically 2% to 8% of net sales) by the Company if any products are successfully developed and marketed as a result of the work being performed under the agreement. The following is a summary of significant agreements the Company has entered into:

Collaborative Research and Development Agreements

     In November 1993, the Company entered into an agreement with Creative BioMolecules Inc., successor to Verax Corporation, to manufacture a sufficient quantity of the Company's in vivo monoclonal antibody to conduct human trials for Phase II. The Company expensed $0 in 1996, $11,000 in 1995, and $219,000 in 1994 under this agreement.

License Agreements

     On May 20, 1988, the Company entered into a non-exclusive license agreement with Texas A&M University ("TAMU"), whereby the Company has the right to market, manufacture, use, grant sublicenses and sell the products and/or treatment resulting from a U.S. patent wholly owned by TAMU. The Company incurred a non-refundable $20,000 fee to acquire this right and agreed to a minimum semi-annual fee of $10,000 thereafter. No royalties have been paid under this agreement. This agreement has been phased out in 1995. The Company paid $10,000 to TAMU in 1995.

     On February 26, 1991, the Company entered into an exclusive worldwide license agreement with Trinity College, Dublin for a protein to be used to generate a monoclonal antibody which is designed to serve as a diagnostic test for Alzheimer's Disease.
The Company will continue to have its rights to any patents that have been filed and improvements thereon under the license agreement. The agreement lasts the life of the patent or a minimum of 10 years. The Company has agreed to pay Trinity College a continuing royalty of 5% of net sales of products sold under the license. The Company has expensed $0 in 1996 and 1995, and approximately $97,000 in 1994, relating to this agreement. The research funding under this agreement has been phased out; however the Company continues to have an exclusive worldwide license. A patent was issued on February 20, 1996.

Page F - 19

     On January 24, 1992, the Company entered into an exclusive, 15 year license agreement with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), a Japanese pharmaceutical company. Under this agreement, Yamanouchi may manufacture, use or market diagnostic assays that contain the Company's monoclonal antibody, 45-J, in Japan and Taiwan. Yamanouchi has paid a non-refundable, initial sign-up payment to the Company of $1,000,000. In accordance with the provisions of the agreement, Yamanouchi withheld $100,000 of this payment to make withholding tax payments under the laws of Japan on behalf of the Company, resulting in a net remittance of $900,000. The agreement provides that Yamanouchi is to pay the Company a fixed percentage over the Company's manufacturing costs of the 45-J antibody supplied to Yamanouchi. On an ongoing basis, Yamanouchi is to pay the Company royalties at the rate of 10% of all net sales of diagnostic assays sold by Yamanouchi or its affiliates during each calendar year of the agreement term. Additionally, Yamanouchi is to pay the Company 50% of any initial fees, royalties or other consideration received with respect to any sublicense granted by Yamanouchi. No payments have been made by Yamanouchi to the Company since the initial sign-up payment.

     On December 10, 1992, the Company entered into an agreement (as amended) with University College Dublin, Ireland granting the Company an exclusive license for drugs/compounds to halt the onset and/or progression of neurodegenerative diseases, in general, and Alzheimer's Disease, in particular. The agreement's term is the duration of any patents that may be granted to the university with a minimum of 10 years. Pursuant to the agreement, the Company is to pay the university a royalty of 5% of net income relating to product sales. The Company expensed $62,000 in 1996, $150,000 in 1995 and $197,000 in 1994 for certain research expenses, supplies and equipment under this agreement.

     On August 10, 1993, the Company entered into a five-year collaboration agreement with the Free University of Berlin to develop therapeutic compounds. The Company also acquired a series of anticonvulsant compounds. Pursuant to the agreement, the Company is to pay a royalty of 5% of the net product sales. The agreement lasts the life of the patent or a minimum of 10 years. The Company expensed $117,000 in both 1996 and 1995, and $104,000 in 1994 for research expenses and supplies under this agreement.

     On October 12, 1995, the Company entered into a license and collaboration agreement with F.Hoffmann-La Roche Ltd. ("Hoffmann-La Roche") for the co-development and marketing of the Company's Thrombus Precursor Protein (TpP ) for the detection of active thrombosis (blood clot formation). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format. Under the agreement, the Company has received certain, and is to receive additional, development payments to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. The Company is also to receive non-refundable milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by the Company for use on Hoffmann-La Roche's instruments. The Company is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by the Company and Hoffmann-La Roche to other

Page F - 20
diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche.

     On December 13, 1995, the Company entered into a license agreement with Abbott Laboratories, Inc. ("Abbott") for the marketing of the Company's Thrombus Precursor Protein (TpP ) immunoassay. This agreement grants Abbott a worldwide license to market the TpP test for Abbott's immunoassay formats. The Company has and is to receive non-refundable up-front and milestone payments upon achievement of certain development and commercialization goals. The Company is to receive a 5% royalty on net sales made by Abbott. In addition, the reagent for the TpP test is to be manufactured by the Company for use by Abbott.

Option Agreement

     On December 10, 1992, the Company entered into an agreement with Medeva PLC. ("Medeva") pursuant to which the Company granted Medeva an option to acquire a license for the worldwide rights to a Hepatitis A vaccine based on the Company's proprietary technology. In connection with the option agreement, the Company and Medeva worked together to develop the vaccine. The Company funded certain research expenditures toward the commercialization of this vaccine totaling $400,000 during 1993 and 1994. In October 1994, Medeva elected not to exercise its option with the Company due to Medeva's inability to acquire a license under a third party patent. The Company has discontinued any joint research projects with Medeva. In January 1993, Medeva purchased 200,000 shares of the Company's Class A Common Stock at a cash price of $7.50 per share, for an aggregate of $1,500,000.

7.   Federal Income Taxes:

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $40,200,000 for income tax purposes. The net operating loss carryforwards will expire through 2011. Since the Company has significant net operating loss carryforwards, income tax consequences of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" have not had any effect on the Company's reported financial position or results of operations. The Company has recorded a valuation allowance to fully reserve for the deferred tax benefit attributable to its net operating loss carryforwards due to the uncertainty as to their ultimate realizability.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with the Company's 1990 initial public offering at which time the Company's tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax

Page F - 21
attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 1996, the Company has approximately $3,716,000 of net operating losses previously subject to limitation that have not been utilized. This limitation could affect the Company's future provisions for or payment of Federal income tax should the Company's operations produce increased amounts of taxable income in the future.

8.   Legal Matters:

     On December 13, 1994, certain stockholders filed a complaint, and on August 5, 1995, certain other stockholders filed a similar complaint, in the United States District Court for the Eastern District of New York against the Company and certain of its present and former executive officers and directors. The complaints alleged, among other things, that such persons made misleading statements relating to the Company. The actions sought an unspecified amount of damages and possible equitable relief.

     To avoid the expense and disruption of protracted litigation, the Company and the plaintiffs reached an agreement in December 1996 to settle the lawsuits, the amount of which was not material to the Company. The settlement agreement was approved by the United States District Court for the Eastern District of New York in January 1997.

Page F - 22

EXHIBIT 10.1




				   May 10, 1996


Paul E. Gargan, Ph.D.
American Biogenetic Sciences, Inc.
1539 N. Ironwood Drive
South Bend, IN  46635

Dear Paul,

     This letter will confirm our offer of continued employment with American Biogenetic Sciences, Inc. ("Company") and supersedes all prior agreements, understandings and arrangements between Paul
E. Gargan, Ph.D. ("Employee") and the Company relating to such employment. The parties agree as follows:

     1. Retention of Services: The Company hereby retains the services of Employee, and Employee agrees to furnish such services, upon the term and conditions hereinafter set forth.

     2. Term: The term of this Agreement shall be for a period of two (2) years commencing July 1, 1996 and automatically terminating on June 30, 1998 subject to earlier termination as provided herein or unless extended by mutual consent of both parties in writing sixty (60) days prior to the end of the term of this Agreement or any extension thereof. Nothing herein shall require the Company or the Employee to agree to any specific term or condition or to any continuation of Employee's employment beyond June 30, 1998.

     3. Employment: Subject to the terms and conditions and for the compensation hereinafter set forth, the Company employs the Employee for and during the term of this Agreement. Employee is hereby employed by the Company, his powers and duties of an executive nature shall be determined only by the Chairman of the Board or the Board of Directors or their duly authorized designee, from time to time; and the Employee does hereby accept such employment and agrees to use his best efforts and to devote all his normal business time, during the term of this Agreement, to the performance of his duties faithfully, diligently and to the best of his abilities upon the conditions hereinafter set forth. Employee shall report to the Chairman of the Board and Board of Directors (collectively hereinafter referred to as the "Board") of the Company.

     4. Compensation: During the term of this Agreement, the Company agrees to pay Employee, and Employee agrees to accept, an annual salary of One Hundred and Seventy-Five Thousand Dollars ($175,000.00) per year less all applicable taxes, payable every two weeks, for all services rendered by Employee hereunder including being a Director of the Company.

     5. Expenses: The Company shall reimburse Employee, not less often than monthly, for all reasonable and actual business expenses incurred by him in connection with his service to the Company, upon submission by Employee of appropriate vouchers and expense account reports.

     6. Benefits: In addition to the salary to be paid to Employee hereunder, the Company shall continue to provide medical and dental insurance in accordance with the Company's Plan(s). The Employee shall be entitled to a three (3) weeks annual vacation.

     7. Employee Covenant: The "Employee's Confidentiality and Non-Competition Agreement" with the Company dated July 30, 1987 is in full force and effect and replaces all other such agreements, and is incorporated herein by reference as if fully set forth herein.

     8. Return of Company Property: Employee agrees that following the termination of his employment for any reason, he shall return all property of the Company which is then in or thereafter comes into his possession, including, but not limited to, documents, contracts, agreements, plans, photographs, books, notes, electronically stored data and all copies of the foregoing as well as any other materials or equipment supplied by the Company to the Employee.

     9.   Termination:

     [A] Death: In the event of the Employee's death during the term of his employment, this Agreement shall automatically terminate on the date of death, and Employee's estate shall be entitled to payment of Employee's salary until date of death.

     [B] Disability: In the event the Employee, by reason of physical or mental incapacity, shall be disabled for a period of at least two (2) consecutive months in any of the years of this Agreement or any extension hereof, the Company shall have the option at any time thereafter, to terminate Employee's employment and to terminate this Agreement; such termination to be effective ten (10) days after the Company gives written notice of such termination to the Employee, and all obligations of the Company hereunder shall cease upon the date of such termination. "Incapacity" as used herein shall mean the inability of the Employee to perform his normal duties as an executive officer of the Company.

     [C]  Company's Rights To Terminate This Agreement:

	  [a] The Company shall have the right, before the expiration of the term of this Agreement, to terminate this Agreement and to discharge Employee for cause (hereinafter "Cause"), and all compensation to Employee shall cease to accrue upon discharge of the Employee for Cause. For the purposes of this Agreement, the term "Cause" shall mean the Employee's (i) violation of the Company's written policy or specific written directions of the Chairman of the Board which directions are consistent with normally acceptable business practices or the failure to observe, or the failure or refusal to perform any obligations required to be performed in accordance with this Agreement. (ii) admission or conviction of a serious crime involving moral turpitude or (iii) if the Chairman of the Board determines that employee has committed a demonstrable act (or omission) of malfeasance seriously detrimental to this Company (which shall not include any exercise of business judgment in good faith).

	  [b] If the Company, elects to terminate Employee's employment for Cause, under Section 9[C][a](i), the Company shall first give Employee written notice and a period of twenty (20) days to cure such Cause, and if such Cause is not cured in said twenty
(20) days, such termination shall be effective five (5) days after the Company gives written notice of such termination to the Employee. In the event of a termination of the Employee's employment for Cause in accordance with the provisions of Section 9[C][a](i), (ii) or (iii), the Company shall have no further obligation to the Employee, except for the payment of salary through the date of such termination from employment.

     [D]  Termination Without Cause by the Employee or Company

	  [a] The Employee or the Company shall have the right to terminate the Agreement without cause on ninety (90) days' written notice during the second year of this Agreement.

	  [b] In the event the Agreement is terminated pursuant to subsection 9[D][a], by the Company, the Company shall pay the Employee his then existing compensation for ninety (90) days commencing with the day following the day the notice becomes effective.

     10.  Waiver:   Any waiver by either party of a breach of any
provision of this Agreement shall not operate as or be construed as a waiver of any other breach or default hereof.

     11. Governing Law: The validity of this Agreement or of any of the provisions hereof shall be determined under and according to the laws of the State of New York, and this Agreement and its provisions shall be construed according to the laws of the State of New York without reference to its choice of law rules.

     12.  Notice:   Any notice required to be given pursuant to the
provisions of this Agreement shall be in writing and by registered or certified mail and mailed to the following addresses:

	       Company:  American Biogenetic Sciences, Inc.
			 1375 Akron Street
			 Copiague, New York 11726
			 Attention: Alfred J. Roach
			 Chairman and CEO

	       Employee: Dr. Paul E. Gargan
			 15379 Roscommon Lane
			 Granger, Indiana  46530

     13.  Assignment:         The Employee's assignment of this
Agreement or any interest herein, or any monies due or to become due by reason of the terms hereof, without the prior written consent of the Company shall be void. This Agreement shall be binding upon the Company, its successors (including any transferee of the good will of the Company) or assigns.

     14. Prior Agreements Superseded: This Agreement supersedes any employment agreements, oral or written, entered into between Employee and the Company prior to the date of this Agreement.

     15. Miscellaneous: This Agreement contains the entire understanding between the parties hereto and supersedes all other oral and written agreements or understandings between them. No modification or addition hereto or waiver or cancellation of any provision shall be valid except by a writing signed by the party to be charged therewith.

     16.  Obligations of a Continuing Nature:     It is expressly
understood and agreed that the covenants, agreements and restrictions undertaken by or imposed on Employee hereunder, which are stated to exist or continue after termination of Employee's employment with the Company, shall exist and continue irrespective of the method or circumstances of such termination from employment or termination of this Agreement.

     17. Severability: Employee agrees that if any of the covenants, agreements or restrictions on the part of Employee are held to be invalid by any court of competent jurisdiction, such holding will not invalidate any of the other covenants, agreements and/or restrictions herein contained and such invalid provisions shall be severable so that the invalidity of any such provision shall not invalidate any others. Moreover, if any one or more of the provisions contained in this Agreement shall be held to be excessively broad as to duration, activity or subject, such provisions shall be construed by limiting and reducing them so as to be enforceable to the maximum extent allowed by applicable law.

     18. Descriptive Headings. The paragraphs headings contained herein are for reference purposes only and shall not in any affect the meaning or interpretation of this Agreement.

     If the foregoing is in accordance with your understanding of the agreement between us, will you kindly signify same by signing this Agreement in the space provided below.

			      Sincerely,

			      AMERICAN BIOGENETIC SCIENCES, INC.

			      /s/ Alfred J. Roach
			----------------------------------
			      Alfred J. Roach
			      Chairman of the Board

AGREED AND ACCEPTED
as of the above date


 /s/ Paul E. Gargan
-------------------------
Paul E. Gargan, Ph.D.

Exhibit 21

			 LIST OF SUBSIDIARIES




				     Jurisdiction of       Name(s) under which
Subsidiary                           Incorporation     Subsidiary does business

American Biogenetic Sciences (Ireland) Ltd.    Ireland            *





*  Not applicable

Exhibit 24

	       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report dated February 20, 1997 included in this Form 10-K, into American Biogenetic Sciences, Inc.'s previously filed Registration Statements on Form S-8 (File Nos. 33-35992, 33-39683, 33-51240, 33-65416, and 333-09473), and previously filed Registration
Statements on Form S-3 (File Nos. 333-13615, 333-13619, 333-13623, and
333-14447).




ARTHUR ANDERSEN LLP


Melville, New York
March 21, 1997