Form 10-K/A
period 1996-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1997-04-30
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

     (Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the Fiscal year ended December 31, 1996.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _______________to_________________

                         Commission File Number: 0-19041

                       AMERICAN BIOGENETIC SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      11-2655906
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1375 Akron Street, Copiague, New York                     11726
--------------------------------------      ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (516) 789-2600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:

                      Class A Common Stock, $.001 par value
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of the close of business on March 14, 1997, there were outstanding 17,441,654 shares of the registrant's Class A Common Stock and 1,475,500 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on The Nasdaq Stock Market's National Market) of shares held by non-affiliates of the registrant as of March 14, 1997 was $70,094,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III
                                    --------

Item 10.             Directors and Executive Officers of the Registrant
--------             --------------------------------------------------

           The directors and executive officers of the Company are as follows:

Name                            Position
----                            --------

Alfred J. Roach                 Chairman of the Board, Chief Executive Officer
                                and Director

Paul E. Gargan                  President, Chief Scientific Officer and Director

Ellena M. Byrne                 Executive Vice President and Director

Timothy J. Roach                Treasurer, Secretary and Director

Stephen H. Ip, Ph.D.            Executive Vice President and Chief Operating
                                Officer

Joseph P. Laurino, Ph.D.        Senior Vice President-Research and Development

James M. McLinden, Ph.D.        Vice President-Molecular Biology

Josef C. Schoell                Vice President-Finance and Chief Financial
                                Officer

Gustav Victor Rudolf Born,      Director
M.D.

Joseph C. Hogan, Ph.D.          Director

William G. Sharwell             Director

     ALFRED J. ROACH, 81, has been Chairman of the Board of Directors of the Company since its organization in September 1983 and, from September 1983 until October 1988, also served as President of the Company. Mr. Roach has served as Chairman of the Board and/or President of TII Industries, Inc. ("TII"), a corporation engaged in manufacturing and marketing telecommunications products, and its predecessor since its founding in 1964. Mr. Roach devotes a majority of his time to the business of the Company.

     PAUL E. GARGAN, Ph.D., 40, has served the Company in various capacities since 1984. He has been President and a director of the Company since January 1994 and Chief Scientific Officer since June 1996, and was Senior Vice President
- Director of Research and Development of the Company from March 1993 until January 1994. From November 1991 until March 1993, Dr. Gargan served as Vice President - Cardiovascular Products Development and, from 1984 until November 1991, Dr. Gargan served as Associate Director of Cardiovascular Research.

     ELLENA M. BYRNE, 46, has been a director and Executive Vice President of the Company since March 1995. From January 1986 until December 1991, Ms. Byrne served as Vice

President-Administration of the Company and, from December 1991 until March 1995, Ms. Byrne served in various capacities with the Company, including Director of Operations for Europe and Asia.

     TIMOTHY J. ROACH, 50, has been Treasurer, Secretary and a director of the Company since September 1983. He has also been affiliated with TII since 1974, serving as its President since July 1980, Chief Operating Officer since May 1987, Vice Chairman of the Board since October 1993, Chief Executive Officer since January 1995 and a director since January 1978. Mr. Roach devotes such time as is necessary to the business of the Company to discharge his duties as Treasurer, Secretary and a director. Timothy J. Roach is the son of Alfred J. Roach.

     STEPHEN H. IP, Ph.D., 50, has been Executive Vice President and Chief Operating Officer of the Company since January 1997. Prior to joining the Company, Dr. Ip served as Vice President, Corporate and Business Development at Paracelsian, Inc., a public company engaged in clinical and pre-clinical development of drugs and supplements for the treatment of AIDS and cancer, from 1996. From 1990 through 1995, Dr. Ip served as President, Chief Operating Officer and director of CytoMed, Inc., a biopharmaceutical company engaged in the research and development of synthetic chemical drugs and recombinant proteins for the treatment of acute and chronic diseases. From 1984 through 1989 he was Vice President and a scientific co-founder of T Cell Sciences, Inc., a biotechnology company.

     JOSEPH P. LAURINO, Ph.D., 39, has been Senior Vice President-Research and Development of the Company since February 1997. Prior to joining the Company, Dr. Laurino served as Director of Clinical Chemistry and Assistant Professor of Pathology in the Department of Pathology and Laboratory Medicine at Memorial Hospital of Rhode Island, Brown University, from 1990 to February 1996. Dr. Laurino was also Senior Scientist for Roche Diagnostic Systems, Inc., a multi-national diagnostic company, from 1988 to 1990, and a Research and Development Scientist at Technicon Instruments Corporation (now Bayer Corporation), a multi-national diagnostic company, from 1987 to 1988.

     JAMES H. McLINDEN, Ph.D., 46, has been Vice President - Molecular Biology of the Company since November 1991. Prior thereto (and since joining the Company in January 1987), Dr. McLinden served as Director of Molecular Biology of the Company.

     JOSEF C. SCHOELL, 47, joined the Company in July 1992 as its Controller and was elected Vice President-Finance and Chief Financial Officer of the Company in July 1995. For more than four years prior to joining the Company, Mr. Schoell served as a private consultant specializing in computerized accounting systems and networks. Prior thereto, Mr. Schoell served in various capacities, most recently Assistant Controller, with J.P. Stevens & Co., Inc., a textile manufacturing company. Mr. Schoell is a Certified Public Accountant in the State of New York.

     GUSTAV VICTOR RUDOLF BORN, M.D., D.Phil., F.R.C.P., F.R.S., 75, has been a director of the Company since January 1997. Since 1988, Dr. Born has been Research Director of The William Harvey Research Institute at St. Bartholomew's Hospital Medical College, London, England and Emeritus Professor of Pharmacology in the University of London. Among Dr. Born's distinctions, appointments and activities are: Fellowship and Royal Medal of the Royal Society; and Foundation President of the British Society for Thrombosis and Haemostasis.

     JOSEPH C. HOGAN, Ph.D., 74, has been a director of the Company since December 1983. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 to 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was a Director of Engineering Research and Resource Development at Georgia Tech. Dr. Hogan is a director of TII.

     WILLIAM G. SHARWELL, 76, has been a director of the Company since October 1986. Mr. Sharwell was President of Pace University in New York from 1984 until his retirement in 1990. He was Senior Vice President of American Telephone & Telegraph Company between 1976 and 1984, and previously served as executive Vice President of Operations of New York Telephone Company. Mr. Sharwell serves as an independent general partner of Equitable Capital Partners, L.P. and Equitable Capital Partners (Retirement Fund), L.P., registered investment companies under the Investment Company Act of 1940. He also serves on the Board of Directors of TII and US Life Corporation.

     Directors serve until the next Annual Meeting of the Shareholders of the Company following their election and until their respective successors are elected and qualified.

     Each executive officer is scheduled to hold office until the 1997 Annual Meeting of Directors, which is scheduled to be held after the 1997 Annual Meeting of Shareholders. Any executive officer may be removed by the Board of Directors either with or without cause.

     There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was elected as such. Ms. Byrne and Messrs. Gargan, Ip, Laurino and McLinden are parties to employment agreements with the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of copies of the reports furnished to the Company, or written representation that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's year ended December 31, 1996 were timely filed, except that Ms. Byrne failed to timely file one report covering the receipt of a gift of Common Stock by her minor child.

Item 11.             Executive Compensation
--------             ----------------------

Summary Compensation Table

     The following table sets forth information concerning the compensation for services rendered in all capacities to the Company and its subsidiaries for the year ended December 31, 1996, 1995 and 1994 by Alfred J. Roach, the Company's chief executive officer during all of 1996, and Dr. Paul Gargan, the Company's President, the only other executive officers of the Company who received cash compensation in excess of $100,000 for the year ended December 31, 1996:

                                   Annual                   Long-term
                                Compensation              Compensation
   Name and                     ------------              ------------
   Principal Position          Year    Salary               Options
   ------------------          ----    ------               -------

Alfred J. Roach, Chairman      1996   $250,000                ----
  of the Board and Chief       1995   $250,000              135,000
  Executive Officer            1994   $250,000                ----

Paul E. Gargan, President      1996   $162,000                ----
                               1995   $150,000               31,500
                               1994   $148,000               50,000


Employment Agreements

     The Company is a party to an employment agreement dated May 10, 1996 with Dr. Paul E. Gargan, President of the Company, which provides for a term extending, subject to certain terms and conditions, until June 30, 1998 and an annual salary of $175,000.

Option Exercises in Last Fiscal Year and Year-End Values

     No options were granted during 1996 to either of the executive officers named in the Summary Compensation Table. The following table contains information concerning options exercised during 1996, and the number of shares of Class A Common Stock underlying unexercised options held at December 31, 1996, by the executive officers named in the Summary Compensation Table:


                                                                                                                Value of
                                                                                     Number of                  Unexercised
                                                                                     Unexercised                In-the-Money
                                                                                     Options Held at            Options Held at
                                                                                     Fiscal Year-End (#)        Fiscal Year-End ($)
                                      Shares Acquired         Value                  (Exercisable/              (Exercisable/
                  Name                on Exercise (#)         Realized($)(1)         Unexercisable)             Unexercisable)(2)
                  ----                ---------------         --------------         ---------------            -------------------

             Alfred J. Roach              300,000               $127,500             1,126,250/33,750           $216,422/$72,141

             Paul E. Gargan (3)             ----                  ----               143,625/32,875             $ 85,570/$18,211

--------------
(1) The closing price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market on the date of exercise of the option less the exercise price of the option.

(2) The closing price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market on December 31, 1996 less the exercise price of each option.

(3)  Excludes options held by Dr. Gargan's wife.

Remuneration of Directors

     Directors receive no compensation for service on the Board. Each director serving on the Audit Committee receives a fee of $600 for each meeting of that committee attended in person and not telephonically. All directors are reimbursed for travel expenses incurred in attending Board and committee meetings.

     The Company's 1993 Non-Employee Director Stock Option Plan, approved by stockholders at the Company's 1993 Annual Meeting of Stockholders, provides for the automatic grant of an option to purchase 10,000 shares of the Class A Common Stock to each non-employee director in office immediately after each annual meeting of stockholders. All options are exercisable at the fair market value of the Class A Common Stock on the date of grant, have a term of five years and are exercisable, on a cumulative basis, at the rate of one quarter of the number of shares subject to the option in each year commencing one year after the date of the grant.

Item 12.             Security Holdings of Certain Stockholders And Management
--------             --------------------------------------------------------

     The following table sets forth information at April 21, 1997 with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Class A Common Stock and/or Class B Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group. Each share of Class A Common Stock is entitled to one vote per share while each share of Class B Common Stock is entitled to ten votes per share. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.


                                 Class A Common Stock(1)         Class B Common Stock
                                 -----------------------         --------------------
                                                   Percent                    Percent
Beneficial Owner             No. Shares            of Class     No. Shares    of Class
-----------------          -------------            -------     ----------    --------

Alfred J. Roach (2)         3,284,250   (2)          15.9%      1,475,500       100%

Paul E. Gargan                191,000   (3)           1.1%         ---          ---

Ellena M. Byrne               185,000   (3)(4)        1.0%         ---          ---

Timothy J. Roach              570,000   (3)           3.1%         ---          ---

Gustav V. R. Born               5,000   (3)            *           ---          ---

Joseph C. Hogan                40,000   (3)            *           ---          ---

William G. Sharwell            45,000   (3)            *           ---          ---

All executive officers
 and directors as a group
 (9 persons, including
 the foregoing)             4,516,750   (5)           20.8%      1,475,500      100%


----------------------------
(1) Asterisk indicates less than one percent. Shares of Class A Common Stock issuable upon the conversion of Class B Common Stock into Class A Common Stock and upon the exercise of options that were exercisable on, or become exercisable within 60 days after, April 21, 1997 are considered owned by the holder thereof and outstanding for purposes of computing the percentage of outstanding Class A Common Stock deemed beneficially owned by such person, but (except for the computation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for purposes of computing the percentage of outstanding Class A Common Stock owned by any other person.

(2) The address of Mr. Roach is Route 2 - Kennedy Avenue, Guaynabo, Puerto Rico 00657. Beneficial ownership of Class A Common Stock includes 1,475,000 shares of Class A Common Stock issuable upon the conversion of the same number of shares of Class B Common Stock on a share for share basis and 1,160,000 shares of Class A Common Stock subject to outstanding options.

(3) Includes shares of Class A Common Stock subject to options as follows: Dr. Paul E. Gargan, 171,000 (including 7,000 subject to options held by his wife); Ellena M. Byrne, 150,000 (including 2,500 subject to options held by her husband); Timothy J. Roach, 570,000; Gustav V.R. Born, 5,000 shares; Joseph C. Hogan, 30,000; and William G. Sharwell, 35,000.

(4) Includes 10,000 shares owned by Ms. Byrne's son. The inclusion of these shares should not be construed as an admission that Ms. Byrne is the beneficial owner of these shares.

(5) Includes 1,475,500 shares of Class A Common Stock issuable upon the conversion of the same number of shares of Class B Common Stock and 2,298,500 shares of Class A Common Stock subject to outstanding options.


Item 13.             Certain Relationships and Related Transactions
--------             ----------------------------------------------

     On January 17, 1997, Mr. Alfred J. Roach purchased 100,000 shares of the Company's Class B Common Stock for $343,750 or $3.4375 per share, the closing bid price of the Company's Class A Common Stock (into which the Company's Class B Common Stock is convertible on a share-for-share basis) on The Nasdaq Stock Market's National Market on that date.

Item 14.             Exhibits, Financial Statements and Reports on Form 8-K
--------             ------------------------------------------------------

     (a) 1. and 2. Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of the Company are annexed hereto immediately following the signature page of this Report.

           Financial Statements                                    Page
           --------------------                                    ----

           Report on Independent Public Accountants                F-2

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

3.         Exhibits

Exhibit No.          Description
-----------          -----------

3.1 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on July 30, 1996. Incorporated herein by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, File No. 333-09473.

3.2 Amended and Restated By-Laws of the Company. Incorporated herein by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-8, File No. 333- 09473.

4.1(a) Form of the Company's 8% Convertible Debentures due October 13, 1998. Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 12, 1995 (date of earliest event reported), File No. 0-19041.

4.1(b) Form of the Company's 7% Convertible Debentures due September 30, 1998. Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K dated September 30, 1996 (date of earliest event reported), File No. 0- 19041.

10.1(a)+*      Employment  Agreement  dated May 10, 1996 between the Company and
               Dr. Paul E. Gargan.

10.1(b)+**     Employment  Agreement  dated  October 1, 1996 between the Company and Ellena M. Byrne.

10.1(c)+**     Employment  Agreement dated December 16, 1996 between the Company and Stephen H. Ip, Ph.D.

10.1(d)+**     Employment  Agreement  dated February 3, 1997 between the Company and Joseph P. Laurino, Ph.D.

10.2(a)+ The Company's Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8, File No. 33- 51240.

10.2(b)+       The  Company's  1993  Non-Employee  Director  Stock  Option Plan.
               Incorporated   herein  by  reference  to  Exhibit  99.01  to  the
               Company's Registration Statement on Form S-8, File No. 33-65416.

10.2(c)+ The Company's 1996 Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 29, 1996 used in connection with the Company's 1996 Annual Meeting of Stockholders, File No. 0-19041.

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

21*            List of Subsidiaries

24*            Consent of Independent Public Accountants

------------------------------------------

               * Filed with the initial filing of this Report and incorporated herein by reference.

               **             Filed herewith.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN BIOGENETIC SCIENCES, INC.


Dated:     April 30, 1997           By:     /s/ Josef C. Schoell
                                       -------------------------
                                             Josef C. Schoell
                                             Vice President, Finance
                                             (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX

Exhibit No.          Description
-----------          -----------

3.1 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on July 30, 1996. Incorporated herein by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, File No. 333-09473.

3.2 Amended and Restated By-Laws of the Company. Incorporated herein by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-8, File No. 333- 09473.

4.1(a) Form of the Company's 8% Convertible Debentures due October 13, 1998. Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 12, 1995 (date of earliest event reported), File No. 0-19041.

4.1(b) Form of the Company's 7% Convertible Debentures due September 30, 1998. Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K dated September 30, 1996 (date of earliest event reported), File No. 0- 19041.

10.1(a)+*      Employment  Agreement  dated May 10, 1996 between the Company and
               Dr. Paul E. Gargan.

10.1(b)+**     Employment  Agreement  dated  October 1, 1996 between the Company and Ellena M. Byrne.

10.1(c)+**     Employment  Agreement dated December 16, 1996 between the Company and Stephen H. Ip, Ph.D.

10.1(d)+**     Employment  Agreement  dated February 3, 1997 between the Company and Joseph P. Laurino, Ph.D.

10.2(a)+ The Company's Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8, File No. 33- 51240.

10.2(b)+       The  Company's  1993  Non-Employee  Director  Stock  Option Plan.
               Incorporated   herein  by  reference  to  Exhibit  99.01  to  the
               Company's Registration Statement on Form S-8, File No. 33-65416.

10.2(c)+ The Company's 1996 Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 29, 1996 used in connection with the Company's 1996 Annual Meeting of Stockholders, File No. 0-19041.

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

21*            List of Subsidiaries

24*            Consent of Independent Public Accountants

------------------------------------------

               * Filed with the initial filing of this Report and incorporated herein by reference.

               **             Filed herewith.

                              All other exhibits are incorporated by reference to the document following the description thereof.

               +              Management contract or compensatory plan.