Form 10-Q
period 1997-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1997-05-15
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                            _____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997           Commission File Number 0-19041


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    YES  X  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding at May 9, 1997
Class A Common Stock, par value $.001                  18,361,538
Class B Common Stock, par value $.001                   1,475,500

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

               Form 10-Q for the Quarter Ended  March 31, 1997

                                    INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                Page No.
         Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                  3
         Consolidated Statements of Operations -
            Three Months Ended March 31, 1997 and March 31, 1996
            and For the Period from Inception (September 1, 1983)
            Through March 31, 1997                                4
         Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and March 31, 1996
             and For the Period from Inception (September 1, 1983)
            Through March 31, 1997                                5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through March 31, 1997                              6 - 8
     Notes to Consolidated Financial Statements                9 - 10

Item 2:   Management's Discussion and Analysis of Financial Condition
and
     Results of Operations                                     11 - 12

Part II - OTHER INFORMATION

Item 2:  Changes in Securities                                13 -14
Item 6:  Exhibits and Reports on Form 8-K                     14
         Signature                                                14

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED BALANCE SHEETS

                                                        March 31,     December 31,
Assets                                                     1997           1996
                                                       ------------   ------------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                             $7,758,000    $10,760,000
  Marketable securities                                  4,809,000      3,021,000
  Other current assets                                     128,000        528,000
                                                       ------------   ------------
    Total current assets                                12,695,000     14,309,000
                                                       ------------   ------------
Fixed assets, at cost, net of accumulated
depreciation and   amortization of $1,258,000
and $1,183,000, respectively                               652,000        591,000

Patent costs, net of accumulated
amortization of $230,000 and $212,000,
respectively                                             1,016,000        983,000

Debt issuance costs, net of accumulated
amortization of $437,000 and $370,000,
respectively                                               324,000        569,000

Other assets                                                26,000         21,000
                                                       ------------   ------------
                                                       $14,713,000    $16,473,000
                                                       ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $754,000       $609,000
  Current portion of capital lease obligation                3,000          3,000
                                                       ------------   ------------
    Total current liabilities                              757,000        612,000
                                                       ------------   ------------
Long Term Liabilities:
  7% convertible debentures, net of unamortized
     debt discount of $0 and $492,000, respectively      5,170,000      8,508,000
  8% convertible debentures                              1,650,000      1,800,000
  Long-term portion of capital lease obligation             11,000         11,000
                                                       ------------   ------------
    Total liabilities                                    7,588,000     10,931,000
                                                       ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 and 25,000,000 shares authorized,
  respectively; 17,560,989 and 16,270,994 shares issued
  and outstanding, respectively                             18,000         16,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized; 1,475,500 and
   1,375,500 shares issued and outstanding,respectively      1,000          1,000

  Additional paid-in capital                            52,021,000     47,793,000

  Deficit accumulated during the
    development stage                                  (44,915,000)   (42,268,000)
                                                       ------------   ------------
    Total stockholders' equity                           7,125,000      5,542,000
                                                       ------------   ------------
                                                       $14,713,000    $16,473,000
                                                       ============   ============
See notes to unaudited consolidated financial statements

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)
                                                                    For the Period
                                                                    From Inception
                                              Three Months Ended    (September 1,
                                        --------------------------  1983) Through

                                         March 31,     March 31,      March 31,
                                            1997          1996           1997
                                        ------------  ------------  --------------
Revenues:
  Royalties / license fees              $ -           $ -              $1,000,000
  Collaborative agreements                    9,000        18,000         302,000
                                        ------------  ------------  --------------
                                              9,000        18,000       1,302,000

Expenses:
  Research and development                1,058,000       564,000      24,461,000
  General and administrative              1,086,000       976,000      22,080,000
                                        ------------  ------------  --------------
     Loss from operations                (2,135,000)   (1,522,000)    (45,239,000)
                                        ------------  ------------  --------------
Other Income (Expense):
  Interest expense                         (687,000)     (173,000)     (3,514,000)
  Net gain on sale of fixed assets                -             -           6,000
  Investment income                         175,000       129,000       3,832,000
                                        ------------  ------------  --------------
     Net loss                           ($2,647,000)  ($1,566,000)   ($44,915,000)
                                        ============  ============  ==============

Net Loss Per Common Share                    ($0.14)       ($0.10)         ($6.25)
                                        ============  ============  ==============
Weighted Average Number of Common
   Shares Outstanding                    18,581,000    16,349,000       7,181,000
                                        ============  ============  ==============
See notes to unaudited consolidated financial statements
Page 4

        AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                  (a development stage company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                                                             For the Period
                                                                                             From Inception
                                                                                             (September 1,
                                                                       Three Months Ended        1983)
                                                                 --------------------------     Through
                                                                  March 31,     March 31,      March 31,
                                                                     1997          1996           1997
                                                                 ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                         ($2,647,000)  ($1,566,000)   ($44,915,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                      160,000       149,000       1,854,000
  Net gain on sale of fixed assets                                         -             -          (6,000)
  Net gain on sale of marketable securities                                -             -        (217,000)
  Other non-cash expenses accrued primarily for warrants              65,000       159,000       1,502,000
  Amortization of debt discount included in interest expense         492,000             -       1,843,000
  Write off of patent costs                                                -             -          93,000
  (Increase) decrease in other current assets                        400,000        51,000        (128,000)
  (Increase) decrease in other assets                                 (5,000)        2,000          69,000
  Increase in payables and accruals                                  220,000       151,000         885,000
  Increase in interest payable to stockholder                              -             -         112,000
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) operating activities            (1,315,000)   (1,054,000)    (38,908,000)
                                                                 ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                              (136,000)      (21,000)     (1,916,000)
  Proceeds from sale of fixed assets                                       -             -          16,000
  Payments for patent costs and other assets                         (51,000)       (8,000)     (1,316,000)
  Proceeds from maturity and sale of marketable securities         1,008,000       987,000      62,740,000
  Purchases of marketable securities                              (2,796,000)   (4,036,000)    (67,332,000)
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) investing activities            (1,975,000)   (3,078,000)     (7,808,000)
                                                                 ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                       (89,000)            -         (89,000)
  Proceeds from issuance of common stock, net                        377,000       753,000      35,845,000
  Proceeds from issuance of 7% convertible debentures, net                 -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                 -             -       7,790,000
  Principal payments under capital lease obligation                        -        (1,000)         (6,000)
  Capital contributions from chairman                                      -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                    -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                   -             -      (1,300,000)
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) financing activities               288,000       752,000      54,474,000
                                                                 ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents              (3,002,000)   (3,380,000)      7,758,000
Cash and Cash Equivalents at Beginning of Period                  10,760,000     5,436,000               -
                                                                 ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                        $7,758,000    $2,056,000      $7,758,000
                                                                 ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                  -             -         $20,000
                                                                 ============  ============  ==============
 7% and 8% Convertible Debentures converted into 1,267,259
  2,066,145 and 3,891,218 shares of Common Stock, respectively    $3,838,000    $4,865,000      $9,894,000
                                                                 ============  ============  ==============
  Warrants issued to placement agent                                       -             -        $525,000
                                                                 ============  ============  ==============
See notes to unaudited consolidated financial statements
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 30, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 3.10     1,267,259          2,000            -            -
  Sale of Class B stock for cash                         3.44             -              -      100,000            -
  Exercise of stock options                              2.18        15,250              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            5.01         7,486              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, MARCH 31, 1997                                          17,560,989        $18,000    1,475,500       $1,000
                                                                ============  =============  ===========  ===========



See notes to unaudited consolidated financial statements
Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
  Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
  Page 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          3,748,000              -    3,750,000
  Sale of Class B stock for cash                                    344,000              -      344,000
  Exercise of stock options                                          33,000              -       33,000
  Expense for warrants issued                                        65,000              -       65,000
  Class A Common Stock issued                                        38,000              -       38,000
  Net (loss) for the period                                               -     (2,647,000)  (2,647,000)
                                                                ------------  -------------  -----------
BALANCE, MARCH 31, 1997                                         $52,021,000   ($44,915,000)  $7,125,000
                                                                ============  =============  ===========

 See notes to unaudited consolidated financial statements
 CONTINUED
 Page 8 (column continuation)

         AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                    (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           March 31, 1997

(1)  INTERIM FINANCIAL STATEMENTS
The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1997 and results of operations for the three months ended March 31, 1997 and March 31, 1996. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year.

(2)  EARNINGS PER SHARE
Earnings per share is computed using the weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon exercise of stock options calculated under the treasury stock method. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.

(3)  STOCKHOLDERS' EQUITY
Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended March 31, 1997.
                                     Shares           Price
          Granted                    711,000      $3.47 - $4.59
          Exercised                   15,250      $1.75 - $2.50
          Cancelled                   30,125      $1.75 - $5.50

Each option entitles the holder to purchase one share of Class A
Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for certain facilities, the Company may at its option pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The number of shares of Common Stock is to be computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. The Company issued 7,486 shares of Class A Common Stock during the quarter ended March 31, 1997, as well as warrants to purchase 7,486 shares of Class A Common Stock at an exercise price of $4.75 per share. The Company has recorded a noncash charge of $23,000 which represents the fair value of these warrants.

Item 2.       Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

The Company's net loss of $2,647,000 for the first quarter ended March 31, 1997 increased by $1,081,000 from a net loss of $1,566,000 for the first quarter ended March 31, 1996.

Revenue during the first quarters of 1997 and 1996 are from the sale of reagents, research materials and services relating to collaborative agreements.

Research and development expenses increased by $494,000, from $564,000 to $1,058,000, primarily as a result of relocating the Company's research laboratories from South Bend, Indiana to Boston, Massachusetts (including severance, relocation and moving costs), increased rent costs and increased travel and meeting costs.

General and administrative expenses increased by $110,000, from $976,000 to $1,086,000, as a result of increased consulting and other costs in connection with the publication of research papers by the Company, increased personnel and increased travel and meeting costs.

Interest expense increased $514,000, from $173,000 to $687,000, resulting primarily from $492,000 of noncash amortization of the debt discount relating to the Company's 7% Convertible Debentures issued in September 1996. Upon the conversion of the Company's 8% and 7% Convertible Debentures ($3,980,000 and $5,400,000 during the first quarters of 1997 and 1996, respectively), the related unamortized debt issuance costs ($179,000 and $665,000 during the first quarters of 1997 and 1996, respectively) were charged to paid-in capital.

Investment income increased $46,000, from $129,000 in 1996 to $175,000 in 1997, as a result of higher average fund balances. Interest rates on U.S. Government obligations were similar during both periods.


Liquidity and Capital Resources

As of March 31, 1997, the Company had working capital of $11,938,000 compared to $13,697,000 at December 31, 1996. The Company's management believes that current working capital will be sufficient to fund its liquidity needs beyond 1997. During the three months ended March 31, 1997, $150,000 of the 8% Convertible Debentures and $3,830,000 of the 7% Convertible Debentures were converted into an aggregate of 1,267,259 shares of Class A Common Stock.

The Company expects to continue to incur substantial expenditures in research and product development and the FDA approval process, relating to Phase I and Phase II human clinical testing of the MH1 imaging product, additional clinical studies for TpP , the Company's Thrombus Precursor Protein diagnostic tests, and manufacturing of TpP and FiF reagents and kits. Currently, product development plans of the Company include entering into collaborative, licensing and co-marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, longer term, additional sources of funding will be required to finance the Company.

                               PART II
                          OTHER INFORMATION
Item 2.  Changes in Securities

     During the quarter ended March 31, 1997, holders of the $150,000 of the Company's 8% Convertible Debentures and $3,830,000 of the Company's 7% Convertible Debentures converted such debentures into 49,149 and 1,218,110 shares of the Company's Class A Common Stock, respectively. The Company believes that the exemption from registration afforded by
Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), is applicable to the issuances of such shares as such issuances involved a security exchanged by the Company with existing securityholders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

     On January 17, 1997, the Company sold 100,000 shares of the Company's Class B Common Stock to Mr. Alfred J. Roach, the Company's Chairman of the Board of Directors, for $343,750 or $3.4375 per share, the closing bid price of the Company's Class A Common Stock (into which the Company's Class B Common Stock is convertible on a share-for-share basis) on the Nasdaq Stock Market's National Market on that date. Mr. Roach agreed to acquire the shares for investment and not with a view to the distribution thereof. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such shares.

       In connection with a lease agreement for certain facilities, the Company may at its option pay a portion of the annual lease obligation with Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares are computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The Warrant Shares are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. Pursuant thereto on February 28, 1997, the Company issued 7,486 shares of Class A Common Stock and a warrant to purchase 7,486 shares of Class A Common Stock at an exercise price of $4.75 per share. In connection with such acquisition, the purchaser agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               27   Financial Data Schedule
         (b)   Reports on Form 8-K
               No Reports on Form 8-K were filed during the quarter ended March 31, 1997.


                             SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                          AMERICAN BIOGENETIC SCIENCES, INC.
                                        (Registrant)


Date May 15, 1997                   /s/  Josef C. Schoell
                                   Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)