Form 10-Q
period 1997-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1997-08-11
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997             Commission File Number 0-19041


                      American Biogenetic Sciences, Inc.
           (Exact name of registrant as specified in its charter)

             Delaware                             11-2655906
 (State or other jurisdiction            (I.R.S. Employer Identification No.)
     of incorporation or organization)


            1375 Akron Street                          516-789-2600
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at August 7, 1997
Class A Common Stock, par value $.001                  19,204,627
Class B Common Stock, par value $.001                   1,475,500

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

                Form 10-Q for the Quarter Ended June 30, 1997

                                    INDEX
Part I - FINANCIAL INFORMATION

Item 1:   Financial Statements:                               Page No.
         Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996                   3
         Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 1997 and June 30, 1996 and For the Period from Inception (September 1, 1983)
            Through June 30, 1997                                 4
         Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and June 30, 1996
            and For the Period from Inception (September 1, 1983)
            Through June 30, 1997                                 5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through June 30, 1997                               6 - 8
         Notes to Consolidated Financial Statements            9 - 10
Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                          11 - 13

Part II - OTHER INFORMATION

Item 2:   Changes in Securities                                  14
Item 4:   Submission of Matters to a Vote of Security Holders    15
Item 5:   Other Events                                           16
Item 6:   Exhibits and Reports on Form 8-K                       16
              Signature                                          16

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED BALANCE SHEETS

                                                         June 30,     December 31,
Assets                                                     1997           1996
                                                       ------------   ------------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                             $9,624,000    $10,760,000
  Marketable securities                                          -      3,021,000
  Other current assets                                      58,000        528,000
                                                       ------------   ------------
    Total current assets                                 9,682,000     14,309,000
                                                       ------------   ------------
Fixed assets, at cost, net of accumulated
depreciation and   amortization of $1,333,000
and $1,183,000, respectively                               633,000        591,000

Patent costs, net of accumulated
amortization of $248,000 and $212,000,
respectively                                             1,166,000        983,000

Debt issuance costs, net of accumulated
amortization of $481,000 and $370,000,
respectively                                               106,000        569,000

Other assets                                                26,000         21,000
                                                       ------------   ------------
                                                       $11,613,000    $16,473,000
                                                       ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $438,000       $609,000
  Current portion of capital lease obligation                3,000          3,000
                                                       ------------   ------------
    Total current liabilities                              441,000        612,000
                                                       ------------   ------------
Long Term Liabilities:
  7% convertible debentures, net of unamortized
     debt discount of $0 and $492,000, respectively      1,650,000      8,508,000
  8% convertible debentures                                850,000      1,800,000
  Long-term portion of capital lease obligation             10,000         11,000
                                                       ------------   ------------
    Total liabilities                                    2,951,000     10,931,000
                                                       ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 and 25,000,000 shares authorized,
  respectively; 19,204,627 and 16,270,994 shares issued
  and outstanding, respectively                             19,000         16,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized; 1,475,500 and
   1,375,500 shares issued and outstanding, respectivel      1,000          1,000

  Additional paid-in capital                            55,337,000     47,793,000

  Deficit accumulated during the
    development stage                                  (46,695,000)   (42,268,000)
                                                       ------------   ------------
    Total stockholders' equity                           8,662,000      5,542,000
                                                       ------------   ------------
                                                       $11,613,000    $16,473,000
                                                       ============   ============
See notes to unaudited consolidated financial statements

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                                                                    For the Period
                                                                                                    From Inception
                                              Three Months Ended          Six Months Ended          (September 1,
                                        --------------------------  ------------------------------  1983) Through
                                          June 30,      June 30,       June 30,        June 30,        June 30,
                                            1997          1996           1997            1996            1997
                                        ------------  ------------  --------------  --------------  --------------
Revenues:
  Royalties / license fees                  $ -           $ -            $ -             $ -           $1,000,000
  Collaborative agreements                        -         8,000           9,000          26,000         302,000
                                        ------------  ------------  --------------  --------------  --------------
                                                  -         8,000           9,000          26,000       1,302,000

Expenses:
  Research and development                  914,000       702,000       1,972,000       1,266,000      25,375,000
  General and administrative                891,000       914,000       1,977,000       1,890,000      22,971,000
                                        ------------  ------------  --------------  --------------  --------------
     Loss from operations                (1,805,000)   (1,608,000)     (3,940,000)     (3,130,000)    (47,044,000)
                                        ------------  ------------  --------------  --------------  --------------

Other Income (Expense):
  Interest expense                         (126,000)      (80,000)       (813,000)       (253,000)     (3,640,000)
  Net gain on sale of fixed assets                -             -               -               -           6,000
  Net investment income                     151,000       110,000         326,000         239,000       3,983,000
                                        ------------  ------------  --------------  --------------  --------------
     Net loss                           ($1,780,000)  ($1,578,000)    ($4,427,000)    ($3,144,000)   ($46,695,000)
                                        ============  ============  ==============  ==============  ==============

Net Loss Per Common Share                    ($0.09)       ($0.09)         ($0.23)         ($0.19)         ($6.30)
                                        ============  ============  ==============  ==============  ==============

Weighted Average Number of
   Common Shares Outstanding             20,024,000    17,299,000      19,306,000      16,824,000       7,414,000
                                        ============  ============  ==============  ==============  ==============
See notes to unaudited consolidated financial statements


Page 4

        AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                  (a development stage company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                                                             For the Period
                                                                                             From Inception
                                                                                             (September 1,
                                                                       Three Months Ended        1983)
                                                                 --------------------------     Through
                                                                   June 30,      June 30,       June 30,
                                                                     1997          1996           1997
                                                                 ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                         ($4,427,000)  ($3,144,000)   ($46,695,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                      297,000       260,000       1,991,000
  Net gain on sale of fixed assets                                         -             -          (6,000)
  Net gain on sale of marketable securities                                -             -        (217,000)
  Other non-cash expenses accrued primarily for warrants             102,000       201,000       1,539,000
  Amortization of debt discount included in interest expense         492,000             -       1,843,000
  Write off of patent costs                                                -             -          93,000
  (Increase) decrease in other current assets                        470,000        33,000         (58,000)
  (Increase) decrease in other assets                                 (5,000)        3,000          69,000
  Increase in payables and accruals                                   59,000       198,000         724,000
  Increase in interest payable to stockholder                              -             -         112,000
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) operating activities            (3,012,000)   (2,449,000)    (40,605,000)
                                                                 ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                              (192,000)      (49,000)     (1,972,000)
  Proceeds from sale of fixed assets                                       -             -          16,000
  Payments for patent costs and other assets                        (219,000)      (72,000)     (1,484,000)
  Proceeds from maturity and sale of marketable securities         5,817,000     4,397,000      67,549,000
  Purchases of marketable securities                              (2,796,000)   (6,676,000)    (67,332,000)
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) investing activities             2,610,000    (2,400,000)     (3,223,000)
                                                                 ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                    (1,122,000)            -      (1,122,000)
  Proceeds from issuance of common stock, net                        388,000     1,265,000      35,856,000
  Proceeds from issuance of 7% convertible debentures, net                 -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                 -             -       7,790,000
  Principal payments under capital lease obligation                        -        (2,000)         (6,000)
  Capital contributions from chairman                                      -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                    -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                   -             -      (1,300,000)
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) financing activities              (734,000)    1,263,000      53,452,000
                                                                 ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents              (1,136,000)   (3,586,000)      9,624,000
Cash and Cash Equivalents at Beginning of Period                  10,760,000     5,436,000               -
                                                                 ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                        $9,624,000    $1,850,000      $9,624,000
                                                                 ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                  -             -         $20,000
                                                                 ============  ============  ==============
 7% and 8% Convertible Debentures converted into 2,893,492
  2,206,172 and 5,517,451 shares of Common Stock, respectively    $8,104,000    $5,289,000     $14,160,000
                                                                 ============  ============  ==============
  Warrants issued to placement agent                                       -             -        $525,000
                                                                 ============  ============  ==============
See notes to unaudited consolidated financial statements
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 30, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.92     2,893,492          3,000            -            -
  Sale of Class B stock for cash                         3.44             -              -      100,000            -
  Exercise of stock options                              2.07        21,250              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.97        18,891              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, JUNE 30, 1997                                           19,204,627        $19,000    1,475,500       $1,000
                                                                ============  =============  ===========  ===========



See notes to unaudited consolidated financial statements
Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
  Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
  Page 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          6,979,000              -    6,982,000
  Sale of Class B stock for cash                                    344,000              -      344,000
  Exercise of stock options                                          44,000              -       44,000
  Expense for warrants issued                                       102,000              -      102,000
  Class A Common Stock issued                                        75,000              -       75,000
  Net (loss) for the period                                               -     (4,427,000)  (4,427,000)
                                                                ------------  -------------  -----------
BALANCE, JUNE 30, 1997                                          $55,337,000   ($46,695,000)  $8,662,000
                                                                ============  =============  ===========

 See notes to unaudited consolidated financial statements
 CONTINUED
 Page 8 (column continuation)

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                June 30, 1997


(1)      INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1997 and results of operations for the three and six months ended June 30, 1997 and June 30, 1996. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the full year.

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

(3)      STOCKHOLDERS' EQUITY

Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended June 30, 1997.
                   Shares              Price
Granted            41,000             $2.38 - $3.50
Exercised           6,000             $1.75 - $2.00
Cancelled         140,000             $1.75 - $5.50

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The number of shares of Common Stock is to be computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. The Company issued 11,405 shares of Class A Common Stock during the quarter ended June 30, 1997, as well as a warrant to purchase 11,405 shares of Class A Common Stock at an exercise price of $3.06 per share. The Company has recorded a noncash charge of $23,000 which represents the fair value of the warrant.

Item 2.       Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Three Months ended June 30, 1997

The Company's net loss of $1,780,000 for the second quarter ended June 30, 1997 was $202,000 higher than the net loss of $1,578,000 for the second quarter ended June 30, 1996.

Research and development expenses increased $212,000 (30%) from $702,000 to $914,000 primarily as a result of additional personnel and increased rent costs offset, in part, by a reduction in payments for research/collaborative projects.

General and administrative expenses decreased $23,000 (3%) from $914,000 to $891,000 primarily as a result of a decrease in consulting services during the second quarter of 1997.

Interest expense increased by $46,000 (58%) from $80,000 in the 1996 period to $126,000 in the 1997 period, resulting from interest on the remaining outstanding 7% Convertible Debentures issued in September 1996 and the amortized debt issuance cost component of interest expense over the term of the debentures ($41,000 and $29,000 during the second quarters of 1997 and 1996, respectively ). Upon conversion of the Company's 7% and 8% Convertible Debentures ($4,320,000 and $450,000 during the second quarters of 1997 and 1996, respectively), the related unamortized debt issuance costs ($174,000 and $48,000 during the second quarters of 1997 and 1996, respectively) are charged to paid-in capital.

Investment income increased $41,000 (37%) from $110,000 in the 1996 period to $151,000 in the 1997 period as a result of higher average cash balances and higher interest rates on U.S. Government obligations in which most of the Company s available cash is invested.

     Six Months Ended June 30, 1997

The Company s net loss increased $1,283,000 during the six months ended June 30, 1997 from a loss of $3,144,000 during the 1996 period to a loss of $4,427,000 in the 1997 period.

Revenue during the six months ended June 30, 1997 are from the sale of reagents, research materials and services relating to collaborative agreements.

Research and development expenses increased $706,000 (56%) from $1,266,000 to $1,972,000 primarily as a result of relocating the Company's research laboratories from South Bend, Indiana to Boston, Massachusetts (including severance, relocation and moving costs during the first quarter of 1997), increased rent costs and increased travel and meeting costs.

General and administrative expenses increased $87,000 (5%) from $1,890,000 to $1,977,000 as a result of increased consulting and other costs in connection with the publication of research papers by the Company, increased personnel and increased travel and meeting costs.

Interest expense increased by $560,000 from $253,000 to $813,000, resulting primarily from $492,000 of noncash amortization of the debt discount relating to the Company's 7% Convertible Debentures issued in September 1996. Upon conversion of the Company's 7% and 8% Convertible Debentures ($8,300,000 and $5,850,000 during the six months of 1997 and 1996, respectively), the related unamortized debt issuance costs ($353,000 and $713,000 during the six months of 1997 and 1996, respectively) are charged to paid-in capital.

Investment income increased $87,000 (36%) from $239,000 in the 1996 period to $326,000 in the 1997 period as a result of higher average cash balances and higher interest rates on U.S. Government obligations in which most of the Company s available cash is invested.

Liquidity and Capital Resources

As of June 30, 1997, the Company had working capital of $9,241,000 compared to $13,697,000 at December 31, 1996. During the second quarter ended June 30, 1997, the Company invested its marketable securities in shorter term US Government obligations (maturities of less than three months), which is included on the Balance Sheet as cash and cash equivalents. The Company's management believes that current working capital will be sufficient to fund its liquidity needs beyond 1997. During the six months ended June 30, 1997, $7,350,000 of the 7% Convertible Debentures and $950,000 of the 8% Convertible Debentures were converted into an aggregate of 2,893,492 Class A Common stock.

The Company expects to continue to incur substantial expenditures in research and product development and the FDA approval process, relating to Phase I and Phase II human clinical testing of the MH1 imaging product, additional clinical studies for TpP , the Company's Thrombus Precursor Protein diagnostic tests, and manufacturing of TpP and FiF reagents and kits. Currently, product development plans of the Company include entering into collaborative, licensing, distribution and co-marketing arrangements with pharmaceutical and diagnostic companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing, distribution or co-marketing arrangements, longer term, additional sources of funding will be required to finance the Company.

                              PART II
                              OTHER INFORMATION

Item 2.  Changes in Securities

     During the quarter ended June 30, 1997, holders of $800,000 of the Company's 8% Convertible Debentures and $3,520,000 of the Company's 7% Convertible Debentures converted such debentures into 446,026 and 1,180,207 shares of the Company's Class A Common Stock, respectively. The Company believes that the exemption from registration afforded by
Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), is applicable to the issuances of such shares as such issuances involved a security exchanged by the Company with existing securityholders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

       In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares are computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The Warrant Shares are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the Warrant is issued and for a period of four years from the date of issuance. Pursuant to the lease agreement, on May 31, 1997, the Company issued 11,405 shares of Class A Common Stock and a Warrant to purchase 11,405 shares of Class A Common Stock at an exercise price of $3.06 per share. In connection with such acquisition, the purchaser agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company s 1997 Meeting of Stockholders held on June 18, 1997:

     (a) The following six directors, each of whom were nominated by the Board of Directors, were elected by the following votes:
                                                           Voting Authority
                                         For                    Withheld
     Alfred J. Roach                    30,164,421               222,023
     Paul E. Gargan                     30,176,731               209,713
     Ellena M. Byrne                    30,179,731               206,713
     Timothy J. Roach                   30,181,856               204,588
     Joseph C. Hogan                    30,171,611               214,833
     William G. Sharwell                30,165,711               220,733
     Gustav V. R. Born                  30,180,856               205,588


     (b) Ratified the appointment of Arthur Andersen LLP to serve as the Company s independent public auditors for the year ending December 31, 1997 by the following vote:

                         For            Against             Abstain
                    30,214,144          47,690              124,610

     Each matter was approved by the vote of Common Class A and Class B stockholders voting together as one class, with each share of Class A having one vote and each share of Class B having ten votes.

Item 5.  Other Events
At the annual meeting of the Board of Directors, following the annual meeting of the Stockholders on June 18, 1997, the Board elected the following as the executive officers of the Company.
   Name                  Position
Alfred J. Roach          Chairman of the Board and Chief Executive Officer
Paul E. Gargan           President and Chief Scientific Officer
Stephen H. Ip            Executive Vice President and Chief Operating Officer
Ellena M. Byrne          Executive Vice President-Global Scientific Network
James H. McLinden        Vice President-Molecular Biology
Josef C. Schoell         Vice President Finance
Timothy J. Roach         Treasurer and Secretary

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27   Financial Data Schedule

         (b)   Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                               AMERICAN BIOGENETIC SCIENCES, INC.
                                         (Registrant)

Date August 11, 1997                /s/Josef C. Schoell

                                   Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)