Form 10-Q
period 1997-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1997-11-14
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549

				  FORM 10-Q

			      ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
				      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997  Commission File Number 0-19041


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	  Class                      Outstanding at November 6, 1997
Class A Common Stock, par value $.001                   19,275,269
Class B Common Stock, par value $.001                    1,475,500

	      AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
			(a development stage company)

	      Form 10-Q for the Quarter Ended September 30, 1997

				    INDEX
Part I - FINANCIAL INFORMATION

Item 1:   Financial Statements:                               Page No.
	 Consolidated Balance Sheets -
	    September 30, 1997 and December 31, 1996              3
	 Consolidated Statements of Operations -
	    Three and Nine Months Ended September 30, 1997
	    and September 30, 1996
	    and For the Period from Inception (September 1, 1983)
	    Through September 30, 1997                            4
	 Consolidated Statements of Cash Flows -
	    Nine Months Ended September 30, 1997 and September
	    30, 1996 and For the Period from Inception (September
	    1, 1983) Through September 30, 1997                   5
	 Consolidated Statements of Stockholders' Equity -
	    For the Period from Inception (September 1, 1983)
	    Through September 30, 1997                          6 - 8
	 Notes to Consolidated Financial Statements             9 - 10
Item 2:   Management's Discussion and Analysis of Financial
	    Condition and Results of Operations                11 - 13

Part II - OTHER INFORMATION

Item 2:   Changes in Securities                                  14
Item 6:   Exhibits and Reports on Form 8-K                       15
	  Signature                                              16

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
	     (A DEVELOPMENT STAGE COMPANY)

	      CONSOLIDATED BALANCE SHEETS

						       September 30,  December 31,
Assets                                                     1997           1996
						       ------------   ------------
						       (Unaudited)
Current Assets:
  Cash and cash equivalents                             $8,164,000    $10,760,000
  Marketable securities                                          -      3,021,000
  Inventory                                                223,000              -
  Other current assets                                      34,000        528,000
						       ------------   ------------
    Total current assets                                 8,421,000     14,309,000
						       ------------   ------------
Fixed assets, at cost, net of accumulated
depreciation and amortization of $1,404,000
and $1,183,000, respectively                               564,000        591,000

Patent costs, net of accumulated
amortization of $269,000 and $212,000,
respectively                                             1,286,000        983,000

Debt issuance costs, net of accumulated
amortization of $499,000 and $370,000,
respectively                                                83,000        569,000

Other assets                                                23,000         21,000
						       ------------   ------------
						       $10,377,000    $16,473,000
						       ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $777,000       $609,000
  Current portion of capital lease obligation                3,000          3,000
						       ------------   ------------
    Total current liabilities                              780,000        612,000
						       ------------   ------------
Long Term Liabilities:
  7% convertible debentures, net of unamortized
     debt discount of $0 and $492,000, respectively      1,500,000      8,508,000
  8% convertible debentures                                850,000      1,800,000
  Long-term portion of capital lease obligation              9,000         11,000
						       ------------   ------------
    Total liabilities                                    3,139,000     10,931,000
						       ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 shares authorized,
  19,275,269 and 16,270,994 shares issued
  and outstanding, respectively                             19,000         16,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized; 1,475,500 and
   1,375,500 shares issued and outstanding, respectivel      1,000          1,000

  Additional paid-in capital                            55,527,000     47,793,000

  Deficit accumulated during the
    development stage                                  (48,309,000)   (42,268,000)
						       ------------   ------------
    Total stockholders' equity                           7,238,000      5,542,000
						       ------------   ------------
						       $10,377,000    $16,473,000
						       ============   ============
See notes to unaudited consolidated financial statements

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
	      (Unaudited)

												    For the Period
                                                                                                    From Inception
					      Three Months Ended          Nine Months Ended         (September 1,
					--------------------------  ------------------------------  1983) Through
					September 30, September 30, September 30,   September 30,   September 30,
					    1997          1996           1997            1996            1997
					------------  ------------  --------------  --------------  --------------
Revenues:
  Royalties / license fees                  $ -           $ -            $ -             $ -           $1,000,000
  Collaborative agreements                        -         8,000           9,000          34,000         302,000
					------------  ------------  --------------  --------------  --------------
						  -         8,000           9,000          34,000       1,302,000

Expenses:
  Research and development                  704,000       686,000       2,676,000       1,952,000      26,079,000
  General and administrative                973,000       788,000       2,950,000       2,678,000      23,944,000
					------------  ------------  --------------  --------------  --------------
     Loss from operations                (1,677,000)   (1,466,000)     (5,617,000)     (4,596,000)    (48,721,000)
					------------  ------------  --------------  --------------  --------------

Other Income (Expense):
  Interest expense                          (65,000)      (65,000)       (878,000)       (318,000)     (3,705,000)
  Net gain on sale of fixed assets            1,000             -           1,000               -           7,000
  Net investment income                     127,000       101,000         453,000         340,000       4,110,000
					------------  ------------  --------------  --------------  --------------
     Net loss                           ($1,614,000)  ($1,430,000)    ($6,041,000)    ($4,574,000)   ($48,309,000)
					============  ============  ==============  ==============  ==============

Net Loss Per Common Share                    ($0.08)       ($0.08)         ($0.31)         ($0.27)         ($6.31)
					============  ============  ==============  ==============  ==============

Weighted Average Number of
   Common Shares Outstanding             20,694,000    17,553,000      19,774,000      17,069,000       7,652,000
					============  ============  ==============  ==============  ==============
See notes to unaudited consolidated financial statements


Page 4

	AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
		  (a development stage company)

	      CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (Unaudited)
											     For the Period
											     From Inception
                                                                                             (September 1,
								       Nine Months Ended         1983)
								 --------------------------     Through
								 September 30, September 30, September 30,
								     1997          1996           1997
								 ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                         ($6,041,000)  ($4,574,000)   ($48,309,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                      410,000       375,000       2,104,000
  Net gain on sale of fixed assets                                    (1,000)            -          (7,000)
  Net gain on sale of marketable securities                                -             -        (217,000)
  Other non-cash expenses accrued primarily for warrants             127,000       243,000       1,564,000
  Amortization of debt discount included in interest expense         492,000             -       1,843,000
  Write off of patent costs                                                -             -          93,000
  (Increase) decrease inventory                                     (223,000)            -        (223,000)
  (Increase) decrease in other current assets                        494,000        43,000         (34,000)
  (Increase) decrease in other assets                                 (2,000)        3,000          72,000
  Increase in payables and accruals                                  440,000       270,000       1,105,000
  Increase in interest payable to stockholder                              -             -         112,000
								 ------------  ------------  --------------
   Net cash provided by (used in) operating activities            (4,304,000)   (3,640,000)    (41,897,000)
								 ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                              (198,000)      (65,000)     (1,978,000)
  Proceeds from sale of fixed assets                                   2,000             -          18,000
  Payments for patent costs and other assets                        (360,000)     (208,000)     (1,625,000)
  Proceeds from maturity and sale of marketable securities         5,817,000     8,417,000      67,549,000
  Purchases of marketable securities                              (2,796,000)   (9,741,000)    (67,332,000)
								 ------------  ------------  --------------
   Net cash provided by (used in) investing activities             2,465,000    (1,597,000)     (3,368,000)
								 ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                    (1,154,000)            -      (1,154,000)
  Proceeds from issuance of common stock, net                        399,000     1,306,000      35,867,000
  Proceeds from issuance of 7% convertible debentures, net                 -     5,685,000       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                 -             -       7,790,000
  Principal payments under capital lease obligation                   (2,000)       (3,000)         (8,000)
  Capital contributions from chairman                                      -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                    -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                   -             -      (1,300,000)
								 ------------  ------------  --------------
   Net cash provided by (used in) financing activities              (757,000)    6,988,000      53,429,000
								 ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents              (2,596,000)    1,751,000       8,164,000
Cash and Cash Equivalents at Beginning of Period                  10,760,000     5,436,000               -
								 ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                        $8,164,000    $7,187,000      $8,164,000
								 ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                  -             -         $20,000
								 ============  ============  ==============
 Convertible Debentures converted into 2,944,201
  2,237,684 and 5,568,160 shares of Common Stock, respectively    $8,252,000    $5,386,000     $14,308,000
								 ============  ============  ==============
  Warrants issued to placement agent                                       -       $45,000        $525,000
								 ============  ============  ==============
See notes to unaudited consolidated financial statements
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
	     (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


									    Class A                    Class B
							 Per             Common Stock               Common Stock
							Share   ---------------------------  ------------------------
						       Amount      Shares        Dollars       Shares       Dollars
						       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
								------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
								------------  -------------  -----------  -----------
CONTINUED

								------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, DECEMBER 30, 1996                                       16,270,994         16,000    1,375,500        1,000
								------------  -------------  -----------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.92     2,944,201          3,000            -            -
  Sale of Class B stock for cash                         3.44             -              -      100,000            -
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.48        32,574              -            -            -
  Net (loss) for the period                                               -              -            -            -
								------------  -------------  -----------  -----------
BALANCE, SEPTEMBER 30, 1997                                      19,275,269        $19,000    1,475,500       $1,000
								============  =============  ===========  ===========



See notes to unaudited consolidated financial statements
Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
	     (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

										 Deficit
									       Accumulated
								 Additional    During the
								  Paid-in      Development
								  Capital         Stage         Total
								------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
								------------  -------------  -----------
  CONTINUED
  Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
								------------  -------------  -----------

  CONTINUED
  Page 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
								------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
								------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,095,000              -    7,098,000
  Sale of Class B stock for cash                                    344,000              -      344,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       127,000              -      127,000
  Class A Common Stock issued                                       113,000              -      113,000
  Net (loss) for the period                                               -     (6,041,000)  (6,041,000)
								------------  -------------  -----------
BALANCE, SEPTEMBER 30, 1997                                     $55,527,000   ($48,309,000)  $7,238,000
								============  =============  ===========

 See notes to unaudited consolidated financial statements
 CONTINUED
 Page 8 (column continuation)

	      AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
			(a development stage company)

		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 (Unaudited)

			      September 30, 1997


(1)      INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1997 and results of operations for the three and nine months ended September 30, 1997 and September 30, 1996. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the full year.

(2)      EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon exercise of stock options calculated under the treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.

(3)      STOCKHOLDERS' EQUITY

Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended September 30, 1997.
		   Shares                 Price
Granted            55,000              $2.41 - $3.81
Exercised          6,250               $1.75 - $2.13
Cancelled          4,000               $1.75 - $5.50

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The number of shares of Common Stock to be issued is to be computed by dividing the lease obligation to be paid with Common Stock by the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants are to cover an identical number of shares of Common Stock and are to be exercisable for a period of four years from the date of issuance at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued. The Company issued 13,683 shares of Class A Common Stock during the quarter ended September 30, 1997, as well as a warrant to purchase 13,683 shares of Class A Common Stock at an exercise price of $2.75 per share. The Company has recorded a noncash charge of $25,000 which represents the fair value of the warrant.

Item 2.       Management's Discussion and Analysis of Financial
	      Condition and Results of Operations

Results of Operations

     Three Months ended September 30, 1997

The Company's net loss of $1,614,000 for the third quarter ended
September 30, 1997 was $184,000 higher than the net loss of $1,430,000 for the third quarter ended September 30, 1996.

Research and development expenses increased $18,000 from $686,000 in the 1996 period to $704,000 in the 1997 period primarily as a result of additional personnel and increased rent costs offset, in part, by a reduction in payments for research/collaborative projects and reduced travel and meeting costs during the third quarter of 1997.

General and administrative expenses increased $185,000 from $788,000 in the 1996 period to $973,000 in the 1997 period primarily as a result of an increase in consulting and professional services and additional personnel during the third quarter of 1997.

Interest expense was flat during the 1997 period as compared to the 1996 period. Interest expense includes the amortization of debt issuance cost over the term of the debentures ($19,000 and $23,000 during the third quarters of 1997 and 1996, respectively ). Upon conversion of the Company's 7% and 8% Convertible Debentures ($150,000 and $100,000 during the third quarters of 1997 and 1996, respectively), the related unamortized debt issuance costs ($4,000 and $10,000 during the third quarters of 1997 and 1996, respectively) are charged to paid-in capital.

Investment income increased $26,000 from $101,000 in the 1996 period to $127,000 in the 1997 period as a result of higher average cash balances and higher interest rates on U.S. Government obligations in which most of the Company s available cash is invested.

     Nine Months Ended September 30, 1997

The Company s net loss increased $1,467,000 during the nine months ended September 30, 1997 from a loss of $4,574,000 during the 1996 period to a loss of $6,041,000 in the 1997 period.

Revenue during the nine months ended September 30, 1997 and September 30, 1996 are from the sale of reagents, research materials and services relating to collaborative agreements.

Research and development expenses increased $724,000 from $1,952,000 in the 1996 period to $2,676,000 in the 1997 period primarily as a result of relocating the Company's research laboratories from South Bend, Indiana to Boston, Massachusetts (including severance, relocation and moving costs during the first quarter of 1997), additional personnel, increased rent costs and increased travel and meeting costs offset, in part, by a reduction in payments for research/collaborative projects.

General and administrative expenses increased $272,000 from $2,678,000 in the 1996 period to $2,950,000 in the 1997 period as a result of increased consulting and other costs in connection with the publication of research papers by the Company, and increased personnel.

Interest expense increased by $560,000 from $318,000 in the 1996 period to $878,000 in the 1997 period, resulting primarily from $492,000 of noncash amortization of the debt discount relating to the Company's 7% Convertible Debentures issued in September 1996. Upon conversion of the Company's 7% and 8% Convertible Debentures ($8,450,000 and $5,950,000 during the nine months of 1997 and 1996, respectively), the related unamortized debt issuance costs ($357,000 and $723,000 during the nine months of 1997 and 1996, respectively) are charged to paid-in capital.

Investment income increased $113,000 from $340,000 in the 1996 period to $453,000 in the 1997 period as a result of higher average cash balances and higher interest rates on U.S. Government obligations in which most of the Company s available cash is invested.

Liquidity and Capital Resources

As of September 30, 1997, the Company had working capital of $7,641,000 compared to $13,697,000 at December 31, 1996. The decrease of $6,056,000 in working capital was primarily the result of losses from operating activities of $4,305,000 and the payment of $1,154,000 to Debentureholders upon conversions, at below the price at which the Company was required to pay cash in lieu of issuing additional shares of Class A Common Stock. During the nine months ended September 30, 1997, $7,500,000 of the 7% Convertible Debentures and $950,000 of the 8% Convertible Debentures were converted into an aggregate of 2,944,201 Class A Common Stock. The Company's management believes that its working capital will be sufficient to finance its currently anticipated liquidity needs through 1998.

During the third quarter of 1997, the Company began building inventory components of TpP (the Company's Thrombus Precursor Protein) and FiF (the Company's Functional Intact Fibrinogen) diagnostic tests. The Company has contracted with two outside GMP (Good Manufacturing Practices) companies to manufacture the antibodies used in the TpP and FiF kits, and contracted with two other GMP companies to manufacture and assemble the finished TpP and FiF kits. Delivery of the finished kits to the Company is expected to begin in November. The Company has been preparing for a market launch of both FDA cleared products (TpP and FiF kits) in November 1997 at the MEDICA show in Europe.

The Company expects to continue to incur substantial expenditures in research and product development and the FDA approval process, relating to Phase I/II human clinical testing of the MH1 imaging product, additional clinical studies for other medical indications for TpP, manufacturing of additional TpP and FiF reagents and kits and marketing efforts for both TpP and FiF. Despite the fact that the Company will begin marketing TpP and FiF kits, its product development plans continue to include entering into collaborative, licensing, distribution and co-marketing arrangements with pharmaceutical and diagnostic companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products.

In order to expand its to marketing activities for these products without collaborative, licensing, distribution or co-marketing arrangements with pharmaceutical and diagnostic companies, the Company will require additional sources of financing, which may entail the sale and issuance of additional equity, including Class A Common Stock, debt and/or securities convertible into equity. There can be no assurance that the Company will be able to obtain any such financing or the terms of any financing it may be able to obtain. Also, there can be no assurance that the Company will be able to enter into any collaborative, licensing, distribution or co-marketing agreements, or if it does, the terms of any such arrangements, or that it will not require additional financing to initiate or supplement any such arrangements.

			      PART II
			OTHER INFORMATION

Item 2.  Changes in Securities

     During the quarter ended September 30, 1997, holders of $150,000 of the Company's 7% Convertible Debentures converted such debentures into 50,709 shares of the Company's Class A Common Stock, respectively. The Company believes that the exemption from registration afforded by
Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), is applicable to the issuances of such shares as such issuances involved a security exchanged by the Company with existing securityholders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

       In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with shares of Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase an identical number of shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares are computed by dividing the lease obligation to be paid with shares by the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The Warrant Shares are to be exercisable for a period of four years from the date of issuance at a price equal to the closing price of the underlying Class A Common Stock on the date the Warrant is issued. Pursuant to the lease agreement, on August 29, 1997, the Company issued 13,683 shares of Class A Common Stock and a Warrant to purchase 13,683 shares of Class A Common Stock at an exercise price of $2.75 per share. In connection with such acquisition, the purchaser agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

Item 6.  Exhibits and Reports on Form 8-K
	 (a)   Exhibits
	       27   Financial Data Schedule
	 (b)   Reports on Form 8-K
	       The Company filed a report on Form 8-K dated October 1, 1997 (date of earliest event reported) on October 20, 1997, reporting under Item 5, Other Events.

				  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			  AMERICAN BIOGENETIC SCIENCES, INC.
				   (Registrant)

Date November 13, 1997             /s/ Josef C. Schoell
     ------------------            ------------------------
				   Josef C. Schoell
				   Vice President, Finance
				   (Principal Financial and
				   Accounting Officer)