Form 10-K
period 1997-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1998-03-26
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934   (Fee Required)

        For the year ended December 31, 1997

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

     As of the close of business on March 13, 1998, there were outstanding 19,616,869 shares of the registrant's Class A Common Stock and 1,725,500 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on The Nasdaq Stock Market s National Market) of shares held by non-affiliates of the registrant as of March 13, 1998 was $32,809,000.

                 DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Cover Page 1

                                PART I

Item 1.   Business

General

     American Biogenetic Sciences, Inc. ( ABS or the Company ) is engaged in the research and development of cardiovascular and neurobiology products for commercial development. The Company conducts research and development at its own research facilities and through its Global Scientific Network in the U.S., Europe, China, Israel and Russia. In February 1997, the Company moved its research and development facilities to Boston, Massachusetts. The Company's enabling technology is a patented antigen-free mouse colony which allows the generation of highly specific monoclonal antibodies that are difficult to obtain from conventional systems. The Company has utilized this technology to supply antibodies for its innovative in vitro and in vivo diagnostic products.

     Over the last few years the Company has directed its efforts primarily toward the development of cardiovascular and neurobiology products, which has led to the development of the Company's Thrombus Precursor Protein (TpP ) test, an assay for the risk assessment of thrombosis and the monitoring of anticoagulant therapy, and Functional Intact Fibrinogen (FiF ) test, an assay to measure levels of fibrinogen in blood, as well as the Company s patented specific monoclonal antibody MH1, with radioisotope, for use as an in vivo agent. In June 1996, the Company filed with the United States Food and Drug Administration (FDA) for 510(k) pre-market clearance (see
 Government Regulation for a discussion of the 510(k) process) for its TpP test, clearance for which was received from the FDA in October 1996, to aid in the risk assessment of thrombosis (blood clot
formation) and the monitoring of anticoagulant therapy.   In January
1997, the Company filed a 510(k) pre-market notification with the FDA to market its FiF test, clearance for which was received from the FDA in June 1997. The Company initiated its marketing efforts for TpP and FiF by exhibiting and presentation of its products at the MEDICA '97 trade show held in Dusseldorf, Germany in November 1997. As a result of this effort, the Company made initial sale of TpP kits in 1997 and has subsequesntly made sales of TpP kits to European and Japanese distributors.

     ABS was incorporated in Delaware in September 1983.  The
Company's principal executive offices are located at 1375 Akron
Street, Copiague, New York 11726 and its telephone number is 516-789-
2600.

     In order to keep investors informed of the Company s future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company s future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be forward-looking statements . The Company s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the safe harbor provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company also intends to distribute products), could cause the Company s anticipated results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company s ability to complete products under development and to maintain superior technological capability, foresee changes and identify, develop and commercialize innovative and competitive products (see Products in Development below), obtain widespread acceptance of its products by the medical community, including the reliability, safety and effectiveness of such products (see "Marketing and Sales" below), meet competition (see Competition below), comply with various governmental regulations related to the Company s products and obtain government clearance to market its products (see
 Government Regulation below), successfully expand its manufacturing capability (see Manufacturing below), attract and retain technologically qualified personnel (see Personnel below), and generate cash flows and obtain collaborative or other arrangements with pharmaceutical companies or obtain other financing to support its product development testing and marketing operations and growth (see
 Management s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report).

Global Scientific Network

     ABS' operations are comprised of a portfolio of interrelated programs and projects seeking a high level of synergism between ABS' management and its scientific entities. This synergistic relationship has led to the formation of the Company s Global Scientific Network for promoting and facilitating collaborative scientific research leading to product development.

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

     ABS is currently collaborating with leading medical and scientific institutions worldwide including University College Dublin, Ireland; University of Hanover, Germany; William Harvey Research
Institute, London, England; and Research Center for Medical Genetics, Russian Academy of Medical Sciences, Moscow, Russia.

     The Company, under its Global Scientific Network, has entered into various agreements which generally grant the Company an exclusive license to the results of the research. Pursuant to these agreements, the Company is paying certain research expenses and the costs of filing and processing patent applications in the United States and other countries, and is to pay the inventors or the university a royalty, which is typically 5% of net product sales. The term of each agreement, generally, is the duration of any patents that may be granted with a minimum term of 10 years.

The Antigen-Free Mouse Colony -- Monoclonal Antibodies

     ABS' enabling technology is a patented antigen-free (AF) mouse colony which allows the generation of highly specific monoclonal antibodies that are difficult to obtain from conventional systems. The Company utilizes this technology to supply antibodies for its in vitro and in vivo diagnostic products. The proprietary AF mouse colony is maintained in a germ-free environment and fed a chemically defined and ultrafiltered diet. When the antigen-free mice are challenged with a foreign entity, there is a large immune response that eventually results in the proliferation of a large number of specific monoclonal antibody secreting cells. The AF mouse colony is covered under the Company's U.S. Patent No. 5,223,410, entitled
 Method for Production of Antibodies Utilizing an Antigen-Free
Animal , and U.S. Patent No. 5,721,122, entitled "Method Comprising Immunization of Antigen-Free Mice

Medical Background For Cardiovascular Products

     Several epidemiological studies have revealed a significant causal relationship between high fibrinogen levels and coronary artery disease (CAD). These studies suggest that events leading to CAD are caused as much by biochemical processes in the coagulation system as by the metabolism of cholesterol. One of the landmark trials, the Framingham epidemiology study (1985) conducted at the Institute for Prevention of Cardiovascular Disease at the Deaconess Hospital, Harvard Medical School, concluded that elevated levels of fibrinogen exceeded that of all risk factors except elevated systolic blood pressure .

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

Products in Development

     In Vitro Diagnostic Tests Based on Monoclonal Antibody 45J

     The Company in February 1992 obtained U.S. Patent No. 5,091,512 for a monoclonal antibody, designated 45J, that recognizes (crossreacts with) fibrinogen and intended to be used as an in vitro diagnostic tool for assessing accurate measurement of fibrinogen in blood. The 45J antibody recognizes a structural epitope on the fibrinogen molecule that is destroyed when plasmin converts fibrinogen to its degradation products. As a result, the antibody does not cross-react with plasmin-generated degradation products, nor does it recognize the major degradation products of cross-linked fibrin, e.g., D-dimer.
     On January 24, 1992, the Company entered into an agreement with Yamanouchi Pharmaceutical Co., Ltd. ( Yamanouchi ) of Japan granting Yamanouchi the exclusive right to manufacture, use and sell in Japan and Taiwan diagnostic test kits which utilize 45J. Pursuant to the license agreement, Yamanouchi made an initial payment to the Company of $1,000,000, and is to pay a 10% royalty of net sales, if any, made in Japan and Taiwan. In accordance with the provisions of the agreement, Yamanouchi withheld $100,000 of this payment to make withholding tax payments under the laws of Japan on behalf of the Company, resulting in a net remittance to the Company of $900,000. Additionally, the license agreement requires Yamanouchi to purchase its 45J requirements from the Company. The agreement is for a period of fifteen years, provided that if any of the Company's patent rights for 45J have not yet expired at the end of that period, the agreement will continue until such expiration. Yamanouchi and the Company have also agreed not to disclose confidential information that one party may reveal to the other for a period of five years from the date of the disclosure. The Company has filed a patent application in Japan relating to 45J. Yamanouchi is required to use its best efforts to obtain all required governmental approvals, authorizations and consents and is to bear the expense of generating clinical data and other information required to obtain said approvals, authorizations and consents of the agreement, its terms and any product distribution.

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

     The Company received a 510(k) clearance from the FDA to commence commercial marketing of the manual latex agglutination in vitro
diagnostic test.  See  Government Regulation.   The Company has,
however, elected to proceed instead with the development of a Functional Intact Fibrinogen Assay (FiF ) a quantitative version of the test.

     Functional Intact Fibrinogen Assay (FiF ): The quantitative version of the test developed by the Company is intended to be used on automated or non-automated instruments. This test is an immunoprecipitation assay, known as Functional Intact Fibrinogen
(FiF ), and is intended to provide a direct and accurate quantitative measurement of the amount of fibrinogen present in plasma. In May 1996, a research group of the Framingham Heart Study reported that the FiF test to be an accurate method of detecting elevated fibrinogen levels, a risk factor for cardiovascular disease. Furthermore, the findings demonstrated that the fibrinogen levels measured by the FiF test was correlated with the prevalence of cardiovascular disease both by itself and when adjusted for age, weight, smoking and diabetes. In January 1997, the Company filed a 510(k) pre-market notification with the FDA to market the FiF test, clearance for which was received in June 1997.

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

     In March 1993, the Company was cleared by the FDA, under an Investigational New Drug (IND) application, to begin Phase I human clinical testing of MH1 in imaging blood clots for PE and DVT, thus becoming the Company's first product to be evaluated in humans. In January 1995, the Company completed Phase I testing for PE and DVT. The final Phase I report was submitted to the FDA in October 1995. Currently, the Company is compiling all necessary information regarding Phase I/II clinical trials for MH1 imaging and will submit a final report in 1998. The Company at the same time is seeking corporate partners to collaborate, license and conduct full Phase II and Phase III trials.

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

     In addition, there are 12 million surgical procedures performed each year in the U.S. alone which put patients at risk of forming a blood clot. TpP provides a means to measure intravascular coagulation (fibrin formation) in post-operative patients to determine the risk of deep vein thrombosis and its clinical sequelae, pulmonary embolism.
As described in the TpP product insert, soluble fibrin polymers have been identified by electrophoretic techniques in the plasma of patients with different clinical conditions including myocardial information (MI) and deep vein thrombosis (DVT). Elevated soluble fibrin levels, as determined by ELISA, have also been reported in other clinical conditions where intravascular fibrin formation has been indicated, included disseminated intravascular coagulation (DIC); and patients undergoing surgical procedures who are experiencing thrombotic complications. It has also been demonstrated that TpP levels are significantly lower in patients who are undergoing invasive surgical procedures (e.g. PTCA) and have been adequately anticoagulated. Additional studies are underway. The Company's TpP test is also expected to offer physicians a screening tool to monitor patients post-operatively for blood clot formation and to effect therapeutic intervention if required and monitor their response to anticoagulant therapy. A study using the Company's TpP test to monitor patients post-operatively for the formation of DVT was conducted at Johns Hopkins School of Medicine and at the University of Perugia, Italy.

     In September 1995, the Company obtained U.S. Patent No. 5,453,359 for the use of this test to measure intravascular fibrin polymer formation in patients with symptoms indicating a blood clotting event.

     In October 1995, the Company entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. ("Hoffman-La Roche") for the co-development and marketing of the Company's TpP assay for the detection of active thrombosis (blood clot formation). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format. Under the agreement, ABS has received certain, and is to receive additional, development payments to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. ABS is also to receive milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by ABS for use on Hoffmann-La Roche's instruments. The Company is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by ABS and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche.

     In December 1995, ABS entered into a license agreement with Abbott Laboratories ("Abbott") for the marketing of the Company's TpP assay. The license agreement grants Abbott a worldwide license to market the TpP test for Abbott's immunoassay formats. ABS has and is to receive non-refundable up-front and milestone payments upon achievement of certain development and commercialization goals. The Company is to receive a 5% royalty on net sales made by Abbott. In addition, the reagent for the TpP test is to be manufactured by ABS for use by Abbott.

     In June 1996, the Company filed a 510(k) pre-market notification with the FDA to market the TpP test. In October 1996, the Company received 510(k) clearance from the FDA to market the TpP test to aid in the risk assessment of thrombosis (blood clot formation) and the monitoring of anticoagulant therapy.

     In September 1996, the Company entered into an agreement with Gull Laboratories for the manufacture and distribution of TpP in a microtiter plate format. Under the agreement, Gull will develop, manufacture and market the TpP test for use with Gull s DUET instrument. ABS is to sell antibodies and proprietary reagents to Gull, and will receive certain payments on Gull sales. ABS may also sell the products of the alliance directly or through its own distributors.

     The Company and Gull also entered into a joint venture agreement to develop a TpP test to detect the early onset of blood clot formation in renal dialysis patients. Under the agreement, Gull is to develop with ABS a TpP test in a format suitable for the thrombus detection in dialysis patients. Gull is to manufacture the products of the venture and ABS will supply the critical reagents.

     The Company initiated its marketing efforts for TpP and FiF by exhibiting and presentation of its products at the MEDICA '97 trade show held in Dusseldorf, Germany in November 1997. As a result of this effort, the Company made initial sale of TpP kits in 1997 and has subsequesntly made sales of TpP kits to European and Japanese distributors.

     In addition, the Company intends to develop, either itself or in conjunction with outside sources, a hand-held, disposable, point-of-care device which will measure TpP levels in blood, either qualitatively, semi-quantitatively or quantitatively. The Company intends to seek outside sources for the manufacture of its point-of-care device.

     MH1 as a Delivery Vehicle for Thrombolytic Therapy: ABS is seeking to develop a product using MH1 as a delivery-vehicle for known thrombolytics. Tests by the Company have demonstrated the ability to link MH1 to a known thrombolytic agent to form a potent, fibrin specific, therapeutic agent which, in animals, has demonstrated superior clot dissolving properties. In February 1997, the Company obtained Patent No. 5,723,126 for this clinical application.

     MH1 as an Antithrombotic: The Company is also investigating the utility of MH1 as an antithrombotic agent for the interference and/or inhibition of excess fibrin deposition in surgical procedures such as angioplasty. In January 1996, the Company obtained U.S. Patent No. 5,487,892 for this clinical application.

     There can be no assurance that the Company s products in development will prove to be commercially viable, that any of the products will receive regulatory clearance or clearance for particular indications, or that the Company will successfully market any products or achieve significant revenues or profitable operations. The Company is seeking to enter into additional collaborative, licensing distribution, and/or co-marketing arrangements with third parties to expedite the commercialization of its products. However, there can be no assurance that the Company will be able to enter into any such additional arrangements, or if it does, that any such arrangements will be on terms that will be favorable to the Company.

     Neurobiology Program

      The goal of this longer term program is to develop fine chemical compounds to halt the progression of neurodegenerative diseases such as Alzheimer's, Parkinson's, Amyotrophic Lateral Sclerosis (ALS), and for the treatment of patients suffering from stroke.


     Diagnostic

     ABS has exclusive worldwide rights to U.S. Patent No. 5,492,812 issued in February 1996 covering a non-invasive blood test to detect Alzheimer's disease. The blood test detects tau-peptide fragments, which are released into the blood by degenerating neurons in Alzheimer's disease sufferers. Because little tau-peptide is found in normal blood, the Company believes that the blood test will be a test specific to Alzheimer's disease. The Company's U.S. Patent is available for licensing and the Company is not actively commercializing this product.

     Therapeutics

     ABS, in collaboration with the National University of Ireland, Dublin and fellow researchers within the Company's Global Scientific Network, has identified chemical compounds for the potential treatment of neurodegenerative diseases.

     The ABS 200 series of compounds are putative neuroprotectants designed to halt the progression of neurodegenerative diseases. The compounds have been evaluated in cells where they exhibit nerve growth factor (NGF)-like activity. The ABS 200 series compounds can penetrate the blood-brain barrier, unlike NGF, which requires specific development of a delivery system. A lead compound ABS 205 has been identified which can induce the expression of a protein known as neural cell adhesion molecule (NCAM) in vitro. NCAM is involved in memory, neurodevelopment and other neuroplastic events. ABS 205 can also enhance NCAM function in the rat hippocampus, an area known to be involved in memory acquisition. Moreover, ABS 205 protects against chemical induced amnesia in animals. The Company has received patent protection in the United States for this series.

     The ABS 401 compound has undergone preliminary evaluation in vivo and has demonstrated protection against chemically induced amnesia, and can help prevent age-associated loss of memory in animals.

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

     There can be no assurance that the Company s Neurobiology products will prove to be commercially viable, or that the Company will successfully market the products or achieve significant revenues or profitable operations or enter into any arrangements with third parties for development of the Neurobiology products, or if it does, that any such arrangements will be on terms that will be favorable to the Company.

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

     The Company, in collaboration with researchers at the University of Iowa, demonstrated the ability to produce neutralizing antibodies to several of its recombinant viral vaccine candidates. The research focus involved the production of non-infectious Hepatitis A empty capsids, in both the vaccinia and the baculovirus expression systems. The Company has conducted a test of its recombinant Hepatitis A virus vaccine in primates in collaboration with an independent third party. After one inoculation, the primates exhibited a level of anti-Hepatitis A antibodies indicative of a protective immune response. The Company is presently seeking licenses for its U.S. Patent, and is not actively commercializing this product.

     There can be no assurance that the Company s Hepatitis A Vaccine product will prove to be commercially viable, or that the Company will successfully market this product or achieve significant revenues or profitable operations or enter into any arrangements with third parties for development of the vaccine, or if it does, that any such arrangements will be on terms that will be favorable to the Company.


Various Other Agreements

     As part of its development stage activities, the Company, in the ordinary course of business, enters into various agreements that provide for the expenditure by the Company of funds for research and development activities. These agreements typically provide for the payment of royalties (typically 2% to 8% of net sales) by the Company if any products are successfully developed and marketed as a result of the work being performed under the agreement. Reference is made to Notes 3 and 6 of the Notes to Consolidated Financial Statements for a discussion of various arrangements which the Company has entered into for collaborative research and development projects (including arrangements for the use of space and services) and technology license arrangements for the development and prospective manufacturing and sale of products being developed.

Marketing and Sales

     Because the Company lacks the necessary financial resources, it intends to rely on collaborative arrangements with pharmaceutical firms to conduct and fund the major portion of the human clinical trials that are necessary to obtain regulatory approval for any in vivo products it may develop. The Company also intends to rely on these firms to market and sell the products exclusively during the first few years of the collaboration. The Company expects that most of these collaborations will be based on licenses to sell in specific countries. While each arrangement may vary, the Company intends to require payment to it of a royalty based on sales of the product, with an amount to be paid up front upon entering into the arrangement. The licensee may also be required to obtain all or a part of its product requirements from the Company. The Company expects to retain rights to enter the market, selling the product under its own label, possibly after an exclusive sales period granted to the licensee. There can be no assurance that any such marketing arrangements that will be entered into, or if entered into, will be on terms similar to those discussed above or on terms that will be favorable to the Company. If no arrangements are entered into, the Company will require substantial alternative financing in order to initiate commercial marketing of any in vivo products that it may successfully develop. There can be no assurance that any such financing arrangements will be available to the Company or, if available to, it will be available on terms acceptable or favorable to the Company.

     The use of any products that the Company may develop for in vivo diagnosis and therapy will require educating the medical community as to their reliability, safety and effectiveness. Currently used in vivo products employ non-specific X-ray imaged dyes for diagnosis and thrombolytics for therapy. Commercial sales of any in vivo products developed by the Company will be dependent on general acceptance by physicians. The Company and a pharmaceutical company with which it may collaborate, may use several approaches to obtain the general acceptance in the medical community of the Company's proposed products. Such promotional approaches may include: publicizing existing studies; offering the products to current practitioners and researchers who are leaders in their fields for their use and publication of their findings; conducting comparative studies with competitive products and methodologies and publishing the results of the studies; and sponsoring professional symposia and seminars. The personnel and financial resources of the Company are not sufficient to permit the Company to alone gain the acceptance of the medical community for the Company's proposed in vivo pharmaceutical products or vaccines. Accordingly, the Company may be required to collaborate with one or more pharmaceutical companies, which will provide the necessary financing and expertise to obtain the acceptance of the medical community of the Company's proposed in vivo products. Such arrangements are likely to entail, among other things, the sharing of revenue or profits with such companies.

     Sales of the Company's proposed products on a commercial basis will be substantially dependent on widespread acceptance by the medical community. Widespread acceptance of the Company's will require educating the medical community as to the benefits and reliability, safety and effectiveness of such products. The Company anticipates that commercial sales of its in vitro test kits will be directed to hospitals, laboratories, clinical laboratories and physicians in large group medical practices. The Company believes that sales to hospitals and clinical laboratories will be dependent on general acceptance by physicians using direct fibrinogen level measurement as part of routine and special blood analyses. There can be no assurance that any of the Company s products will be accepted in the medical community, and the Company is unable to estimate whether it will be able to, and if so the length of time it would take to, gain such acceptance.

     The Company continues to seek arrangements with large pharmaceutical companies to market its products. In the event the Company is unable to enter into other arrangements or if the arrangements which it has entered into or may enter into in the future are not successful, the Company would likely seek to market such products through independent distributors which would require the Company to develop a marketing program to support sales. The Company has begun marketing through distributors its TpP diagnostic kit which will require, among other things, to pay the expenses of developing promotional literature and aides, hiring sales representatives and completing studies to support clinical use of the product which will aid distributors in selling the Company s in vitro diagnostic tests. Any independent distributors that the Company may use would in all likelihood also market competitive products. There can be no assurance that the Company will be able to enter into arrangements for the distribution of any in vitro products on satisfactory terms.

Competition

     Many new companies and research and development units of established companies have entered the biotechnology field. These companies, both public and private, include several well-known pharmaceutical and chemical companies. Many of these companies, in addition to universities and research institutions, have the capacity to conduct substantial research activities in these areas, and have substantially greater resources, research and development staffs and facilities than the Company, greater name recognition and established sales, marketing and distribution networks.

Proprietary Technology, Patents and Trade Secrets
     The Company's policy is to seek patent protection for its proposed products, whether resulting from its own research and development activities or any development and licensing arrangements that the Company may enter into. The Company has two issued United States Patents, Nos. 4,870,023 and 5,041,379, which will expire 2006 and 2008, respectively; one United States Patent, No. 5,294,548, relating to the Hepatitis A vaccine, filed jointly with the University of Iowa, which will expire 2011. In addition, the Company has been issued United States Patent, Nos. 5,091,512 and 5,120,834, each of which will expire in 2009, covering monoclonal antibodies specific for fibrinogen and monoclonal antibodies specific for fibrin respectively. The Company has also been issued a United States Patent No. 5,223,410, which will expire in 2010, covering the use of its AF mouse colony to generate monoclonal antibodies. The Company has also been issued United States Patent No. 5,721,122 which expires in 2015, covering a method of obtaining primed lymphocytes collected from immunized antigen-free mice. The Company has further been issued United States Patent No. 5,453,359, which will expire in 2012, covering an immunoassay for soluble fibrin using the Company's proprietary fibrin-specific monoclonal antibody as a method of detecting a thrombotic event, such as myocardial infarction. The Company has also been issued United States Patent No. 5,487,892, which will expire in 2014, covering use of the Company's proprietary fibrin-specific monoclonal antibody as an antithrombotic agent. The Company has further been issued United States Patent No. 5,723,126, which will expire in 2015, covering the use of the Company's propriety fibrin-specific monoclonal antibody in conjunction with a thrombolytic reagent for the treatment of thrombosis. Additional patent applications are pending covering alternative embodiments of the Company's proprietary fibrin-specific monoclonal antibody, as well as improved methods of raising fibrin-specific monoclonal antibodies and of using the soluble fibrin immunoassay. The Company has twenty-two counterpart applications (including designated countries under patent treaties) covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for use of the Company's proprietary fibrin-specific monoclonal antibody in a soluble fibrin assay, and as an antithrombotic agent, and the use of the AF mouse colony to generate monoclonal antibodies. The Company presently has issued three patents in Australia covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for localizing a blood clot in a patient, an immunoassay for determining fibrin levels in a patient's blood, and use of the AM mouse colony to generate monoclonal antibodies. The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy. Patent applications to protect this technology have been filed on behalf of the Company in the United States and the
European Patent Office.   A patent has been issued from the European
Patent Office which has been activated in 16 European states. The Company has filed additional patent applications in other foreign jurisdictions to further protect this technology. The Company also has exclusive worldwide rights in technology related to certain novel neurotrophic methods and compositions. United States Patent No. 5,672,746 issued September 30, 1997 and a second application has been allowed. Foreign applications to protect this technology worldwide are pending. The Company is the worldwide exclusive licensee of United States Patent No. 5,492,812, issued to Trinity College (Dublin, Ireland), which will expire in 2013, covering a method for diagnosing Alzheimer's disease, and a corresponding pending European patent application.

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

     With respect to certain aspects of its technology, the Company currently relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to protect its potential commercial position.
Relationships between the Company and its scientific consultants and collaborators may provide access to the Company's know-how, although, in general, the Company has entered into confidentiality agreements with the parties involved. Similarly, the Company's employees and consultants have entered into agreements with the Company which require that they forebear from disclosing confidential information of the Company and to assign to the Company all rights in any inventions made while in the Company's engagement relating to Company activities. There can be no assurance that trade secrets will be developed and maintained, or that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, employees, collaborators or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the ownership of such information which may not be resolved in favor of the Company. All members of the Company's Scientific Advisory Committee are employed by or have consulting agreements with third parties, the business of which may conflict or compete with the Company, and any inventions discovered by such individuals will not become the property of the Company. See Management - Scientific Advisory Committee .

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

     In Vitro Diagnostic Products

     For some in vitro diagnostic products, a process known as a 510(k) review is available to enable the manufacturer to demonstrate that the proposed product is substantially equivalent to another product that was in commercial distribution in the United States before May 28, 1976 or is lawfully marketed under a 510(k) (a predicate device ). When a 510(k) review is used, a sponsor is required to submit a pre-market notification to the FDA. In February 1991, the Company submitted a pre-market notification as required under Section 510(k) for its Cadkit in vitro diagnostic product, and in April 1991, received notice from the FDA that the FDA had determined that the device was substantially equivalent (granted 510(k) clearance ). The Company cannot proceed with commercial sales of such products for diagnostic use in the United States until it receives 510(k) clearance from the FDA. In the event that the FDA requests additional information for the pre-market notification, this could result in multiple cycles of submissions, each potentially involving additional review periods until 510(k) clearance is granted or FDA determines that the device is not substantially equivalent.
The FDA has statutory authority to also require clinical data to support a pre-market notification. In October 1996, the Company received 510(k) clearance from the FDA to market the TpP test as an aid in the risk assessment of thrombosis (blood clot formation) and the monitoring of anticoagulant therapy and plans to submit additional per-market notifications to obtain clearance to market the test for additional specific indications.

     In June 1997 the Company received 510(k) clearance from the FDA to market its patented Functional Intact Fibrinogen (FiF ) test for the quantitative determination of fibrinogen in human plasma. Fibrinogen is the protein component that forms fibrin which in turn builds blood clots. The Company's FiF test provides a rapid and direct quantitative measurement of coagulable levels of fibrin protein in plasma. The Company plans to submit additional in vitro diagnostic tests in the future.

     In cases where the Company's product is determined by the FDA not to be substantially equivalent to the predicate device, an approved pre-market approval application ( PMA ), which involves a lengthier and more burdensome process, will be required before commercial distribution is permitted. There can be no assurance that any present or future in vitro test the Company develops will be determined to be substantially equivalent by the FDA or receive PMA approval by the FDA in a timely manner or at all. A PMA may be required for some or all the Company's future proposed in vitro products.

     The FDA invariably requires clinical data for a PMA and, although the FDA may grant 510(k) clearance without supporting clinical data, such data may be required by the FDA. The Company expects that it will submit clinical data in at least some of its anticipated 510(k) notices. If clinical studies are necessary, the FDA may require the Company to obtain an investigational device exemption ( IDE ). An IDE restricts the sale of an investigational device to a limited number of investigators, for the purpose of performing studies to be submitted to the FDA in a Pre-Market Notification or a PMA. The amount that can be charged for use of an investigational device in a clinical study is limited to recovery of costs until a 510(k) notification is cleared or PMA approval is granted by the FDA. Accordingly, no significant economic return can be expected during the study of investigational devices.

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

     Medical devices may be exported before receiving 510(k) clearance, an IDE or PMA approval under certain conditions. To export a device subject to 510(k) clearance the device must meet the specifications of the foreign purchaser, not be in conflict with the laws of the importing country, not be sold or offered for sale in domestic commerce and be properly labeled. Other restrictions also apply to devices that must go through the PMA process. Once cleared for marketing, a diagnostic device must comply with certain regulatory requirements, such as good manufacturing practices (also known as the Quality System Regulation) , medical device reporting, and restrictions on advertising and promotion.

     The European Union is developing a structure for the regulation of in vitro diagnostic devices. The Company believes that there are no material regulatory impediments to the sale of its in vitro diagnostic tests presently under development in North Africa and the Middle East.

     Monoclonal Antibodies for In Vivo Use and Vaccines

     Any products intended for in vivo use, including vaccines, will be subject to regulation by the FDA. The products produced, depending on their characteristics, may be classified as biologics or Products regulated under the Public Health Service Act (the PHS Act) and the Federal Food, Drug, and Cosmetic Act (the FDCA ) or may be classified as non-biologic drugs regulated only under the FDCA. Development of a pharmaceutical product for use in humans under either statute is a multistep process. First, laboratory animal testing establishes probable safety and parameters of use of the experimental product for testing in humans and suggests potential efficacy with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug
( IND ) application is submitted to the FDA. FDA regulations do not, by their terms, require FDA approval of an IND. Rather, they allow a clinical investigation to commence if the FDA does not notify the sponsor to the contrary within 30 days of receipt of the IND. As a practical matter, however, FDA approval is typically necessary before a company would commence clinical investigations. That approval may come within 30 days of IND submission but may involve substantial delays if the FDA places the IND on clinical hold and requests additional information.

     In general the initial phase of clinical testing (Phase I) is conducted to evaluate the pharmacological actions and side effects of the experimental product in humans and, possibly, to gain early evidence of possible effectiveness. Phase I studies evaluate the safety of the drug. A demonstration of therapeutic benefit is not required in order to complete such trials successfully. If acceptable product safety is demonstrated, then Phase II trials may be initiated. Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, often are well-controlled, closely monitored studies in a relatively small number of
patients.   Routes, dosages and schedules of administration may also
be studied. If Phase II trials are successfully completed, Phase III trials may be commenced. Phase III trials are expanded, controlled trials which are intended to gather additional information about safety and effectiveness in order to evaluate the overall risk/benefit relationship of the product and provide the evidence of safety and effectiveness necessary for product approval. Although this is the standard drug testing pattern, different approaches are often used, such as combining Phases I and II.

     It is not possible to estimate the time in which Phase I, II and III studies will be completed with respect to a given product, although the time period to complete all the testing can be as long as five to ten years. Following the successful completion of clinical trials, the clinical evidence that has been accumulated is submitted to the FDA as part of a marketing application There can be no assurance that the FDA will approve marketing applications for any of the products developed by the Company in a timely manner, or at all.

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

     The FDA also has extensive regulations concerning good manufacturing practices. The Company's compliance with good manufacturing practice, and its ability to assure the potency, purity and quality of the drugs and biologics manufactured, must be documented in the applications submitted for the products, and manufacturing facilities will be subject to pre-approval and other inspections by the FDA and other government agencies. The Company has completed its agreement with Verax Corporation ( Verax ), which manufactured the MH1 monoclonal antibody for the Phase I human trials. The Company has contracted with Creative BioMolecules Inc.
( Creative ), a bioprocess technology company which succeeded Verax, to manufacture a sufficient quantity of the Company's in vivo monoclonal antibody to conduct human trials for Phase II, at a total cost of approximately $250,000.

     Approval of the application is necessary before a company may market the product. The approval process can be very lengthy and depends upon the FDA's review of the application and the time required to provide satisfactory answers or additional clinical data when requested. With any given product, there is no assurance that an application will be approved in a timely manner, or at all. Failure to obtain such approvals would prevent the Company from commercializing its products and would have a material adverse effect on the Company's business.

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

     Furthermore, the process of seeking and obtaining FDA approval for a new product generally requires substantial funding. The Company anticipates that, in most instances where it develops a product, the Company will seek to enter into a joint venture or similar arrangement with an established chemical or pharmaceutical company that will help conduct the required preclinical studies and clinical trials and bear a substantial portion of the expense of obtaining FDA approval.

     In addition to complying with FDA regulations, the Company and the facilities used by it are also required to comply with federal and state environmental, occupational health and other applicable regulations. The Company believes that its facilities comply with such regulations.

Manufacturing

     While the Company is presently producing a limited quantity of monoclonal antibodies for testing and evaluation of its in vitro products, there can be no assurances that the Company will be able to either finance or meet FDA regulations for good manufacturing practices required in order to convert and operate such facility for commercial production of such products. The Company does not intend to establish its own manufacturing operations for its in vivo products unless and until, in the opinion of management of the Company, the size and scope of its business and its financial resources so warrant. It is the Company s intention to seek additional third parties to manufacture its in vivo monoclonal antibody for commercial production or enter into a joint venture or license agreement with a partner who will be responsible for future manufacturing. Each joint venture partner or contract manufacturer participating in the manufacturing process of the Company s monoclonal antibody must comply with FDA regulations and provide documentation to support that part of the manufacturing process in which it is involved. The company is currently contracting with four different GMP manufacturers for the production of antibodies and the TpP and FiF kits. There is no assurance that third parties will be able to manufacture sufficient quantities of the Company s in vivo monoclonal antibody necessary to obtain full FDA clearance, that the FDA will accept the Company s manufacturing arrangements, or find the facilities in GMP compliance, or that these commercial manufacturing arrangements can be obtained on acceptable terms.

Product Liability

     The testing, marketing, manufacture and sale of pharmaceutical products entails a risk of product and other liability claims by consumers and others. Additionally, the Company's monoclonal antibodies are generated from an antigen free mouse colony and instances of the human immune system negatively reacting to mouse derived antibodies have been reported. Product and other liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of the Company's proposed diagnostic tests. Product liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of the Company s diagnostic tests. Claims may also be asserted against the Company by end users of the Company s products, including persons who may be treated with any in vivo diagnostic or therapeutics.

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

     The Company has obtained product liability insurance covering the TpP and FiF products. Although the Company will attempt to obtain product liability insurance prior to the marketing of any of its proposed products, there is no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company.

Scientific Advisory Committee

     The Company has a Scientific Advisory Committee (the Committee) comprised of scientists and physicians active in the fields of microbiology, immunology and molecular biology and in cardiovascular disease, hepatic disease and drug development. These scientists serve
as consultants to the Company.   Members of the Committee generally
make themselves available on an informal basis for consultations with the Company. Members of the Committee are selected by the Company's management.

     Members of the Committee review the feasibility of the Company's proposed research and development programs, the progress of programs undertaken and assist in establishing both the scientific goals of the Company and the priorities of its product development. All members of the Company's Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the business of which may conflict or compete with the Company, and any inventions discovered by such individuals will not become the property of the Company. These individuals are expected to devote only a small portion of their time to the Company, and are not expected to actively participate in the development of the Company's technology. It is possible regulations or policies now in effect or adopted in the future might limit the ability of the scientific advisors to continue their relationship with the Company. Members of the Scientific Advisory Committee were used on an informal basis for consultations in 1997. Payments to the members, exclusive of expenses, is $1,000 per meeting attended. Members of the Advisory Committee have been granted ten year options to purchase from 5,000 to 15,000 shares of Common Stock from the Company, an aggregate of 203,000 shares, at prices ranging from $1.94 per share to $7.75 per share. The 1997 annual compensation for the advisors as a group was approximately $87,000. Certain members of the Committee are associated with institutions with which the Company has undertaken or may in the future engage in collaborative research efforts. Arrangements with such institutions may result in one or more members of the Committee receiving royalties or other compensation from such institution or the Company if such member works as a scientist in the collaborative effort.

     The members of the Committee have no general fiduciary duties to the Company, have entered into limited confidentiality agreements and may, in their discretion, engage in activities which are competitive with those engaged in by the Company. The members of the Committee as of March 13, 1998 are:

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

     Daniel M. Michaelson, Ph.D., is presently Professor of Neurobiology, Department of Neurobiochemistry, Tel Aviv University, Tel Aviv, Israel. He earned a Ph.D. in Biophysics from the University of California, Berkley. Among Professor Michaelson s distinctions, appointments and activities are: Membership of the International Society of Neurochemistry, International Society for Developmental Neuroscience, International Brain Research Organization, the New York Academy of Sciences, Israel Society of Neurosciences, Israel Biochemical Society and the Israel Society for Pharmacology and Physiology. He is a member of the Scientific Advisory Board of the Alzheimer Foundation, a board member of the Israel Society for Neuroscience, and a board member of Ramot - University Authority for Applied Research and Industrial Development Ltd.

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

Personnel

     As of March 13, 1998, the Company had 31 full time employees and 4 part-time employees. Of the full-time employees 15 are research and development personnel including 7 Ph.D.s, and the remaining are executive and administrative personnel.

     The President and Chief Operating Officer, Executive Vice President, and Senior Vice President Business Development, are parties to employment agreements with the Company ending December 31, 1999, September 30, 2001 and November 30, 2001, respectively. They also are parties to agreements with the Company to keep corporate information with regard to the business of the Company confidential during and subsequent to their employment with the Company. The Company believes its personnel relations are satisfactory.

Item 2.   Properties

     The Company leases 7,700 square feet of space from Boston
University in Boston, Massachusetts which houses all of the Company s research and development activities for an annual base rent of $275,000 for a three year term ending December 31, 1999.

     The Company also has a lease covering 5,200 square feet in South Bend, Indiana, with an annual base rent of $52,200 and terms ending March 31, 2000. The facility is closed and the Company is in the process of subleasing the facility.

     The Company has an office lease in Copiague, New York (6,000 square feet) expiring July 1998 and Dublin, Ireland under a short-term office and facilities arrangement.

Item 3.   Legal Proceedings
     Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                              PART II

Item 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters

     The Company's Class A Common Stock ( Common Stock ) is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol MABXA. The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq, without retail mark-ups, mark-downs or commissions.


Fiscal Years
                                 High                Low
1997

First Quarter                    $6                  $3 3/8

Second Quarter                    3  15/16            2  1/8

Third Quarter                     3  15/16            2  15/16

Fourth Quarter                    3  3/4              1  1/2

1996

First Quarter                      6  7/8              2  7/16

Second Quarter                     8  1/8              5

Third Quarter                      6  1/8              4  3/16

Fourth Quarter                     6  1/16             4



     There were approximately 679 holders of record of Common Stock as of March 13, 1998 (exclusive of stockholders whose shares are held in street name by brokers, depositories and other institutional firms).

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

                                        For the Year Ended December 31,
                             ------------------------------------------------------------------------------------------
                                         1997              1996              1995              1994              1993
                                        -----             -----             -----             -----             -----
Operating Results
Revenues:
  Sales                               $150,000                 -
  Royalties/License Fees                     -                 -          $100,000                 -                 -
  Collaborative Agreements               9,000           $54,000           $27,000                 -                 -
Net Loss                           ($7,147,000)      ($7,700,000)      ($5,607,000)      ($7,431,000)      ($6,521,000)
Net Loss Per Share                      ($0.35)           ($0.45)           ($0.39)           ($0.52)           ($0.46)
Weighted Average Shares             20,223,000        17,209,000        14,455,000        14,399,000        14,327,000


                                                                       As Of December 31,
                             ------------------------------------------------------------------------------------------
                                         1997              1996              1995              1994              1993
                                        -----             -----             -----             -----             -----
Balance Sheet

Working Capital                     $6,961,000       $13,697,000        $9,485,000        $7,055,000       $14,489,000
Total Assets                        $9,388,000       $16,473,000       $12,521,000        $8,964,000       $16,636,000
Long-Term Debt                      $2,208,000       $10,319,000        $7,865,000                 -                 -
Total Liabilities                   $2,705,000       $10,931,000        $8,376,000          $408,000          $846,000
Accumulated Deficit               ($49,415,000)     ($42,268,000)     ($34,568,000)     ($28,961,000)     ($21,530,000)


     The Company has not paid any cash dividends on its Common Stock since its inception.

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Liquidity and Capital Resources

     The Company, incorporated in September 1983, a development stage company, has launched two commercial products ( TpP , the Company's Thrombus Precursor Protein diagnostic test and FiF , the Company's Functional Intact Fibrinogen diagnostic test), in the fourth quarter of 1997 although it has not yet derived any significant revenues from the sale of these products. The Company has funded its research and development activities to date, principally from the sale of Common Stock issued in an initial public offering, the exercise of the Class A and Class B Warrants issued in the Company's initial public offering, the private placement of $8.5 million 8% Convertible Debentures and $9.0 million 7% Convertible Debentures, the exercise of stock options, capital contributions to the Company by the Chairman of the Board, a $900,000 net initial license fee payment and the income on funds invested in bank deposits, U.S. Treasury bills and notes and other high grade liquid investments.

     The Company expects to continue to incur substantial expenditures in research and product development in the neurobiology program and in the development of a point of care format for TpP , as well as in the FDA approval process relating to Phase I/II human clinical testing of its MH1 imaging product and additional 510(k) filings for TpP and FiF .

     As of December 31, 1997, the Company had working capital of $6,961,000, compared to $13,697,000 at December 31, 1996. The
Company's management believes that current working capital will be sufficient to fund its liquidity needs through 1998. Currently, product development plans of the Company include marketing TpP and FiF , entering into distribution, collaborative, licensing and co-marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise, to perform additional testing necessary to obtain regulatory approvals, to provide manufacturing expertise and to market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $47,710,000 for income tax purposes. The net operating loss carryforwards will expire in
varying amounts through 2012.    In addition, the Company has
approximately $975,000 of available research and development tax credits to offset future taxes. These credits expire in 2011.
In accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Company has recorded a valuation allowance to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.


In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively tax attributes). Such a change in ownership was deemed to have occurred in connection with the Company's 1990 initial public offering at which time the Company's tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 1997, the Company has approximately $4,272,000 of the $4.9 million of net operating losses that are no longer subject to this limitation.

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

     The Company has not generated any significant revenues from the sale of any products. Revenues from inception through December 31, 1997 of $1,452,000 are attributable to nonrefundable initial license fees and collaborative research agreements and initial sale of TpP in the fourth quarter of 1997. As a result of the Company's substantial start-up expenses and minimal revenues, the Company had an accumulated deficit of $49,415,000 as of December 31, 1997. The Company's research and development expenses are anticipated to be substantial for the foreseeable future and the Company expects to continue to incur significant operating losses.

     The Company initiated its marketing efforts for TpP and FiF by exhibiting and presentation of its products at the MEDICA '97 trade show held in Dusseldorf, Germany in November 1997. As a result of this effort, the Company made initial sale of TpP kits in 1997 and has subsequesntly made sales of TpP kits to European and Japanese distributors.

     The Company's efforts in 1998 will be to sell TpP in the U.S., add distributors in Europe and Asia, begin marketing and selling the FiF diagnostic kit and enter into collaborative agreements to develop point of care formats of TpP . To broaden its product portfolio, decrease its manufacturing costs and expand its distribution channels, the Company intends to make acquisitions. In the nuerobiology area, the Company intends to continue focused research of its compounds in appropriate models of neurodegeneration. Coincident with these efforts, the Company intends to seek corporate partnership agreements.


Comparison of Years Ended December 31, 1997 and 1996

     The Company's net loss was $7,147,000 for the year ended December 31, 1997 compared to $7,700,000 for the year ended December 31, 1996. The decrease of $553,000 was primarily due to a decrease in interest expense of $1,035,000 and increase in cost and expenses of $598,000 and product revenue of $150,000. Revenue in fiscal year 1997 was primarily from the sale of TpP diagnostic kits.

     Research and development expenses increased $539,000 from $2,703,000 in the 1996 fiscal year to $3,242,000 in the 1997 fiscal year as a result of relocating the Company's research laboratories from South Bend, Indiana to Boston Massachusetts (including severance, relocation and moving costs), increased rent costs offset in part by a reduction in payments for research / collaborative projects.

     General and administrative expenses increased $27,000 from $3,640,000 in the 1996 period to $3,667,000 in the 1997 period as a result of increased personnel, increased travel and meeting costs offset by a reduction in consulting costs.

     Interest expenses decreased by $1,035,000 from $1,950,000 in the 1996 period to $915,000 in the 1997 period, as a result of $1,351,000 amortization of debt discount and $431,000 of debt issuance costs included in the 1996 period as compared to $492,000 amortization of debt discount included in the 1997 period. During fiscal year 1997, $8,600,000 of Convertible Debentures plus $161,000 of accrual interest were converted into 2,995,006 shares of Class A Common Stock.

Comparison of Years Ended December 31, 1996 and 1995

     The Company s net loss was $7,700,000 for the year ended December 31, 1996 compared to $5,607,000 for the year ended December 31, 1995. The increase of $2,093,000 was the result of the non-cash amortization ($1,351,000) of debt discount relating to the 7% Convertible Debentures issued in September 1996, non-cash amortization of $285,000 relating to the accounting for warrants issued for certain consulting agreements and increases in public and stockholder communication costs.

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

Item 9.   Disagreements on Accounting and Financial Disclosure

     Not applicable.
                                 PART III

     The information called for by Part III (Items 10, 11, 12 and
13 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy
Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's
1998 Annual Meeting of Stockholders.

                                  PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

  (a)  1. and 2. Financial Statements and Financial Statement Schedules

  The following consolidated financial statements of the Company are annexed hereto immediately following the signature page of this Report.


                                                   Page

  Index to Consolidated Financial Statements       F - 1

  Report of Independent Public Accountants         F-2

  Consolidated Balance Sheets                      F-3

  Consolidated Statements of Operations            F-4

  Consolidated Statements of Cash Flows            F-5

  Consolidated Statements of Stockholders' Equity  F-6  -  F-8

  Notes to Consolidated Financial Statements       F-9  -  F-21

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

4.1(b)     Form of the Company s 7% Convertible Debentures due
           September 30, 1998.  Incorporated herein by reference to
           Exhibit 4.01 to the Company s Current Report on Form 8-K dated September 30, 1996 (date of earliest event reported), File No. 0-19041.

10.1(a)+   Employment Agreement dated October 1, 1996 between the
           Company and Ellena M. Byrne. Incorporated herein by reference to Exhibit 10.1(b) to the Company s Form 10-K/A dated April 30, 1997, File No. 0-19041.

10.1(b)+ Employment Agreement dated December 16, 1996 between the Company and Dr. Stephen H. Ip. Incorporated herein by reference to Exhibit 10.1(c) to the Company s Form 10-K/A dated April 30, 1997, File No. 0-19041.

10.1(c)+*  Employment Agreement dated November 12, 1997 between the
           Company and Dr. Emer Leahy.

10.2(a) +  The Company's Stock Option Plan, as amended.  Incorporated herein by reference to Exhibit 28.1 to the Company's
           Registration Statement on Form S-8, File No. 33-51240.

10.2(b)+ The Company's 1993 Non-Employee Director Stock Option Plan. Incorporated herein by reference to Exhibit 99.01 to the Company's Registration Statement on Form S-8, File No. 33-65416.

10.2(c)+ The Company s 1996 Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company s Proxy Statement dated April 29, 1996 used in connection with the Company s

           1996 Annual Meeting of Stockholders, File No. 0-19041.

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



           (b)  Reports on Form 8-K
                None

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMERICAN BIOGENETIC SCIENCES, INC.
                                             (Registrant)



    March 23, 1998            By     /s/ Josef C. Schoell
        (Date)                     Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




       March 23, 1998              /s/ Alfred J. Roach
        (Date)                     Alfred J. Roach, Chairman of the
                                   Board of Directors and Chief
                                   Executive Officer and Director


       March 23, 1998              /s/ Josef C. Schoell
        (Date)                     Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)


       March 23, 1998              /s/ Stephan H. Ip
        (Date)                     Stephan H. Ip, President,
                                   Chief Operating Officer and
                                   Director

                                  Signatures





       March 23, 1998              /s/ Timothy J. Roach
        (Date)                     Timothy J. Roach, Secretary,
                                   Treasurer, and Director





       March 23, 1998              /s/ Ellena M. Byrne
        (Date)                     Ellena M. Byrne, Executive
                                   Vice President and Director





       March 23, 1998              /s/ Joseph C. Hogan
        (Date)                     Joseph C. Hogan, Director






       March 23, 1998              /s/ William G. Sharwell
        (Date)                     William G. Sharwell, Director





       March 23, 1998              /s/ Gustav Victor Rudolf Born
        (Date)                     Gustav Victor Rudolf Born, Director

Page 36
       AMERICAN  BIOGENETIC SCIENCES, INC. AND SUBSIDIARY

                  (a development stage company)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Page

Report of Independent Public Accountants          F-2

Consolidated Balance Sheets                       F-3

Consolidated Statements of Operations             F-4

Consolidated Statements of Cash Flows             F-5

Consolidated Statements of Stockholders' Equity   F-6 - F-8

Notes to Consolidated Financial Statements        F-9 - F-21



     Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

Page F - 1

             Report of Independent Public Accountants


To American Biogenetic Sciences, Inc.:

     We have audited the accompanying consolidated balance sheets of American Biogenetic Sciences, Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997 and for the period from inception (September 1, 1983) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception to December 31, 1997 in conformity with generally accepted accounting principles.


                                        Arthur Andersen LLP


Melville, New York
February 18, 1998

Page F - 2

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED BALANCE SHEETS

                                                       December 31,   December 31,
Assets                                                     1997           1996
                                                       ------------   ------------

Current Assets:
  Cash and cash equivalents                             $7,121,000    $10,760,000
  Marketable securities                                          -      3,021,000
  Inventory                                               $296,000              -
  Other current assets                                     $41,000        528,000
                                                       ------------   ------------
    Total current assets                                 7,458,000     14,309,000
                                                       ------------   ------------
Fixed assets, at cost, net of accumulated
depreciation and amortization of $1,481,000
and $1,183,000, respectively                               511,000        591,000

Patent costs, net of accumulated
amortization of $292,000 and $212,000,
respectively                                             1,337,000        983,000

Debt issuance costs, net of accumulated
amortization of $520,000 and $370,000,
respectively                                                59,000        569,000

Other assets                                                23,000         21,000
                                                       ------------   ------------
                                                        $9,388,000    $16,473,000
                                                       ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $494,000       $609,000
  Current portion of capital lease obligation                3,000          3,000
                                                       ------------   ------------
    Total current liabilities                              497,000        612,000
                                                       ------------   ------------
Long Term Liabilities:
  7% convertible debentures, net of unamortized
     debt discount of $0 and $492,000, respectively      1,350,000      8,508,000
  8% convertible debentures                                850,000      1,800,000
  Long-term portion of capital lease obligation              8,000         11,000
                                                       ------------   ------------
    Total liabilities                                    2,705,000     10,931,000
                                                       ------------   ------------
Commitments (Notes 1,3,5, and 6)

Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 shares authorized;
  19,341,617 and 16,270,994 shares issued
  and outstanding, respectively                             19,000         16,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized; 1,725,500 and
   1,375,500 shares issued and outstanding, respectivel      2,000          1,000

  Additional paid-in capital                            56,077,000     47,793,000

  Deficit accumulated during the
    development stage                                  (49,415,000)   (42,268,000)
                                                       ------------   ------------
    Total stockholders' equity                           6,683,000      5,542,000
                                                       ------------   ------------
                                                        $9,388,000    $16,473,000
                                                       ============   ============
The accompanying notes are an integral part of these consolidated balance sheets.

Page F - 3

 AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    For the Period
                                                                                    From Inception
                                                     Year Ended December 31,        (September 1,
                                        ------------------------------------------  1983) Through
                                                                                     December 31,
                                            1997          1996           1995            1997
                                        ------------  ------------  --------------  --------------
Revenues:
  Sales                                    $150,000   $         -   $           -        $150,000
  Royalties / license fees                        -             -         100,000       1,000,000
  Collaborative agreements                    9,000        54,000          27,000         302,000
                                        ------------  ------------  --------------  --------------
                                            159,000        54,000         127,000       1,452,000

Costs and expenses:
  Cost of sales                              32,000             -               -          32,000
  Research and development                3,242,000     2,703,000       2,973,000      26,645,000
  General and administrative              3,667,000     3,640,000       2,878,000      24,661,000
                                        ------------  ------------  --------------  --------------
Loss from operations                     (6,782,000)   (6,289,000)     (5,724,000)    (49,886,000)
                                        ------------  ------------  --------------  --------------

Other Income (Expense):
  Interest expense                         (915,000)   (1,950,000)       (225,000)     (3,742,000)
  Net gain on sale of fixed assets            1,000             -           6,000           7,000
  Investment income (loss), net             549,000       539,000         336,000       4,206,000
                                        ------------  ------------  --------------  --------------
Net loss                                ($7,147,000)  ($7,700,000)    ($5,607,000)   ($49,415,000)
                                        ============  ============  ==============  ==============
Per Share Information (Note 2):
 Net loss per common share
      Basic                                  ($0.35)       ($0.45)         ($0.39)
                                        ============  ============  ==============
      Diluted                                ($0.35)       ($0.45)         ($0.39)
                                        ============  ============  ==============
 Common shares used in computing
   per share amounts:
      Basic                              20,223,000    17,209,000      14,455,000
                                        ============  ============  ==============
      Diluted                            20,223,000    17,209,000      14,455,000
                                        ============  ============  ==============

The accompanying notes are an integral part of these consolidated statements.


Page  F - 4

        AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                  (a development stage company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             For the Period
                                                                                                             From Inception
                                                                                                             (September 1,
                                                                            Year Ended December 31,              1983)
                                                                 ------------------------------------------     Through
                                                                                                              December 31,
                                                                     1997          1996           1995            1997
                                                                 ------------  ------------  --------------  --------------
Cash Flows From Operating Activities:
Net income (loss)                                                ($7,147,000)  ($7,700,000)    ($5,607,000)   ($49,415,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                      531,000       541,000         392,000       2,225,000
  Net (gain) loss on sale of fixed assets                             (1,000)            -          (6,000)         (7,000)
  Net (gain) loss on sale of marketable securities                         -             -               -        (217,000)
  Other non-cash expenses accrued primarily for stocks and warran    299,000       285,000         122,000       1,736,000
  Amortization of debt discount included in interest expense         492,000     1,351,000               -       1,843,000
  Write-off of patent costs                                                -             -               -          93,000
  (Increase) decrease in inventory                                  (296,000)            -               -        (296,000)
  (Increase) decrease in other current assets                        487,000      (365,000)         41,000         (41,000)
  (Increase) decrease in other assets                                 (2,000)        2,000          (5,000)         72,000
  Increase (decrease) in accounts payable and accrued expenses        46,000       267,000         108,000         711,000
  Increase in interest payable to stockholder                              -             -               -         112,000
                                                                 ------------  ------------  --------------  --------------
   Net cash used in operating activities                          (5,591,000)   (5,619,000)     (4,955,000)    (43,184,000)
                                                                 ------------  ------------  --------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                              (222,000)     (158,000)        (41,000)     (2,002,000)
  Proceeds from sale of fixed assets                                   2,000             -          16,000          18,000
  Payments for patent costs and other assets                        (434,000)     (275,000)       (257,000)     (1,699,000)
  Proceeds from maturity and sale of marketable securities         5,817,000    11,098,000       6,705,000      67,549,000
  Purchases of marketable securities                              (2,796,000)   (9,722,000)     (5,872,000)    (67,332,000)
                                                                 ------------  ------------  --------------  --------------
   Net cash provided by (used in) investing activities             2,367,000       943,000         551,000      (3,466,000)
                                                                 ------------  ------------  --------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                    (1,246,000)            -               -      (1,246,000)
  Proceeds from issuance of common stock, net                        834,000     1,439,000          23,000      36,302,000
  Proceeds from issuance of 7% convertible debentures, net                 -     8,565,000               -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                 -             -       7,790,000       7,790,000
  Principal payments under capital lease obligation                   (3,000)       (4,000)         (2,000)         (9,000)
  Capital contributions from chairman                                      -             -               -       1,000,000
  Increase in loans payable to stockholder / affiliates                    -             -               -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                   -             -               -      (1,300,000)
                                                                 ------------  ------------  --------------  --------------
   Net cash (used in) provided by financing activities              (415,000)   10,000,000       7,811,000      53,771,000
                                                                 ------------  ------------  --------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents              (3,639,000)    5,324,000       3,407,000       7,121,000
Cash and Cash Equivalents at Beginning of Period                  10,760,000     5,436,000       2,029,000               -
                                                                 ------------  ------------  --------------  --------------
Cash and Cash Equivalents at End of Period                        $7,121,000   $10,760,000      $5,436,000      $7,121,000
                                                                 ============  ============  ==============  ==============

Supplemental Disclosure of Non-cash Activities:
 Capital expenditures made under capital lease obligation                  -             -         $20,000         $20,000
                                                                 ============  ============  ==============  ==============
 Convertible Debentures converted into 2,995,006, 2,269,755,
  354,204 and 5,618,965 shares of Common Stock, respectively      $7,155,000    $5,485,000        $571,000     $13,211,000
                                                                 ============  ============  ==============  ==============
  Warrants issued to placement agents                                      -       $45,000        $480,000        $525,000
                                                                 ============  ============  ==============  ==============
The accompanying notes are an integral part of these consolidated statements.
Page F - 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED
  Page F - 6




BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED
  Page F - 7

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 30, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B stock for cash                         2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617        $19,000    1,725,500       $2,000
                                                                ============  =============  ===========  ===========



See notes to unaudited consolidated financial statements
Page F - 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
  Page F - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
  Page F - 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B stock for cash                                    778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                      $56,077,000   ($49,415,000)  $6,683,000
                                                                ============  =============  ===========

 See notes to unaudited consolidated financial statements
 CONTINUED
 Page F - 8 (column continuation)

       AMERICAN  BIOGENETIC SCIENCES, INC. AND SUBSIDIARY

                  (a development stage company)

            Notes to Consolidated Financial Statements


1.    Business and Development Stage Risks:

     American Biogenetic Sciences, Inc. (together with its subsidiary, the "Company") was incorporated in Delaware on September 1, 1983. The Company was formed to engage in the research, development and production of bio-pharmaceutical products. As a development stage company, the Company has not materially commenced its principal operations. Most of its efforts have been devoted to research and development, acquiring equipment, recruiting and training personnel, and financial planning. The Company's research efforts have been focused on the development of products to diagnose, prevent and treat diseases in humans.

     The Company has insignificant product sales to date and has had limited revenues from collaborative and licensing agreements (Note 6). Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing research activities. The Company expects to incur substantial expenditures in research and product development and the Food and Drug Administration approval process relating to Phase I and Phase II human clinical studies of its MH1 imaging product and processing 510(k) applications for its TpP diagnostic test. Currently product development plans of the Company include entering into collaborative, licensing and co-marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company. In addition to the normal risks associated with a business engaged in research and development of new products, there can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain the necessary U.S. regulatory approvals (principally from the FDA), that any approved product will be a commercial success, that adequate product liability insurance can be obtained or that sufficient capital will be available when required to permit the Company to realize its plans. In addition, the Company operates in an environment of rapid changes in technology and in an industry which has many competitors who have far more resources available to them than does the Company. Further, the Company is dependent upon the services of several employees and advisors.

     While losses from development stage activities are expected to continue in 1998, management believes that its liquidity and capital resources at December 31, 1997 are adequate to fund its planned activities through 1998.

Page F - 9

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

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of stockholders' equity, depending on the ultimate classification. The Company adopted the provisions of this Statement effective January 1, 1995. As of December 31, 1996, all debt securities have been classified as held to maturity. These investments were stated at cost which approximated market. Interest is accrued as earned.

Inventory

     Inventory is valued at the lower of cost or market. Cost is determined, generally, on a first-in, first-out basis.

Fixed Assets

     Depreciation and amortization of fixed assets are recorded on the straight-line method over the estimated useful life of the assets or life of the lease, whichever is shorter, generally 5 years.

Page F - 10

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

Stock-Based Compensation

     Effective January 1, 1995, the Company adopted SFAS No. 123,
"Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma dislosures of net (loss) and net (loss) per common share in the notes to consolidated financial statements. The Company has elected to provide the necessary pro forma disclosures (Note 5).

Net Loss Per Common Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts. Diluted EPS for 1995, 1996 and 1997 is the same as Basic EPS because the inclusion of stock options and convertible debentures outstanding would be anti-dilutive.

Page F - 11

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

Fixed Assets
     The following table lists fixed assets by category:

                                                   December 31,
                                             ------------------------
                                                  1997        1996
                                                  -----       -----
Laboratory equipment                          $1,241,000  $1,097,000
Office equipment, furniture and vehicles         521,000     462,000
Leasehold improvements                           230,000     215,000
                                             ------------------------
                                               1,992,000   1,774,000
Accumulated depreciation and amortization      1,481,000   1,183,000
                                             ------------------------
                                                $511,000    $591,000
                                             ========================


3.   Agreements with Boston University; Agreement with the
     University of Notre Dame; Employment Agreements; Scientific
     Advisory Board Agreements:

Boston University Agreements

     On December 1, 1996, the Company entered into a Sublease Agreement and, effective January 1, 1997, an Agreement for Services with Boston University. These two agreements provide for the Company's use of approximately 7,700 square feet of space for laboratories and for its antigen-free technology at a total annual payment of $275,000. The agreements have an initial term of three years.

University of Notre Dame Agreement

     On December 1, 1983, the Company entered into a five year agreement with the University of Notre Dame ("Notre Dame Agreement") which was amended and extended on November 15, 1988 to cover the period from that date until November 30, 1993, at which time it was terminated. As of December 1, 1993, the Company entered into a lease with Notre Dame ("Notre Dame Lease") for substantially the same premises occupied by the Company under the Notre Dame Agreement for a term ending August 31, 1995. Notre Dame extended the rental of a portion of the space through August 31, 1996. In February 1996, the Company entered into a lease in South Bend, Indiana for approximately 5,200 square feet with an annual

Page F - 12
base rent of $52,200. This lease commenced on April 1, 1996 and is a five-year lease with three one year renewal options after the initial five year period. In September 1996, the Company entered into a second lease in South Bend, Indiana for approximately 3,000 square feet with an annual base rent of $30,400. This lease is a three year lease. In 1997, the Company moved its research and development activites from South Bend , Indiana to Boston, Massachusetts. The Company closed both facilities and subleased the 3,000 square foot facility and is in the process of subleasing the 5,200 square foot facility.

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

     Notre Dame has granted the Company all rights, title and interest in and to any inventions, patents and patent applications for research projects funded by the Company. Inventors of any processes or technology which receive Company support have assigned his or her interest in the product, patent or patent applications to the Company. The Company incurred costs under the Notre Dame Agreement of approximately $0, $14,000 and $35,000 during the years ended December 31, 1997, 1996, and 1995, respectively, and $6,150,000 for the period from inception (September 1, 1983) through December 31, 1997.

     The Company has agreed to pay Notre Dame a royalty of 5% of the net income the Company achieves from sales of products resulting from Company-sponsored research activities at Notre Dame. Royalty payments shall continue for a ten-year period from the date of the first commercial sale of a product, regardless of the continuation of the Notre Dame Agreement.

Employment Agreements

     The President and Chief Operating Officer, Executive Vice President, and Senior Vice President Business Development, are parties to employment agreements with the Company ending December 31, 1999, September 30, 2001 and November 30, 2001, respectively. The aggregate annual minimum compensation under these agreements as of December 31, 1997 was approximately $410,000. They also are parties to agreements with the Company to keep corporate information with regard to the business of the Company confidential during and subsequent to their employment with the Company.

Scientific Advisory Committee Agreements

     The Company has entered into advisory board agreements with certain research scientists with respect to specific projects in which the Company has an interest. The 1997 annual compensation for the advisors as a group was approximately $87,000. Generally, members of the Company's Scientific Advisory Committee are employed

Page F - 13
by or have consulting agreements with third parties, the businesses of which may conflict or compete with the Company and any inventions discovered by such individuals will not become the property of the Company.

4.   Long Term Debt:

     On October 26, 1995, the Company completed an $8,500,000 private placement of 8% Convertible Debentures. The outstanding Debentures are payable on October 13, 1998 and accrue interest, payable at maturity, at a rate of 8% per annum. Each holder of Debentures is entitled to convert the aggregate principal amount and accrued interest of the Debentures through October 13, 1998 at an exercise price equal to the lesser of the closing bid price of the Company's Common Stock on October 13, 1995 ($3.375) or 85% of the average closing bid price of the Company's Common Stock for the five trading days prior to the conversion date. The Company has the right to demand conversion of the Debentures and any accrued interest on or after April 13, 1997. The Company also has the right to redeem Debentures submitted for conversion for an amount determined under a formula related to the market price of the shares which would otherwise be issued upon conversion. In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $1,190,000. These issuance costs are being amortized as a component of interest expense over the term of the Debentures. Upon the conversion of the Debentures, the related unamortized deferred financing costs are charged to paid-in capital. As compensation to the placement agent of the Debentures, the Company paid the placement agent an 8% commission and issued warrants entitling the placement agent to purchase 201,481 shares of Common Stock at an exercise price of $4.05 per share at any time until October 23, 2000. The estimated noncash value of these warrants, $480,000, has been recorded as additional paid-in capital, while their cost has been included in the $1,190,000 total issuance costs described above.

     On September 30, 1996, the Company completed a $9,000,000 private placement of 7% Convertible Debentures due September 30, 1998. Interest on the Debentures is payable quarterly at the rate
of 7% per annum.   The Debentures (together with any accrued
interest) are convertible to the extent of 25% of the principal amount thereof commencing on December 23, 1996, with an additional 25% of the principal amount of the Debentures becoming convertible on each of the 30th, 60th and 90th days thereafter, at a conversion price equal to 83% of the average of the closing prices of the Company's Class A Common Stock for the five consecutive trading days ending on the trading day immediately preceding the conversion date of the Debentures (the "Current Market Price"); provided, however, that in no event may the conversion price be less than $3.00 per share (the "Minimum Conversion Price") nor greater than $8.00 per share (the "Maximum Conversion Price"). In the event that, but for the Minimum Conversion Price, the number of shares that would have been issued is greater than the number of shares actually issued, the holder converting such Debenture shall also be entitled to receive cash in an amount equal to such difference multiplied by the Current Market Price. In the event any Debenture remains outstanding at its maturity date, the Company has the option to either convert such Debenture into shares of Class A Common Stock on the same basis as the Debenture holder could have

Page F - 14
converted such Debenture or pay the outstanding principal amount thereof, plus any accrued interest thereon, in cash. In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $480,000. These issuance costs are being amortized as a component of interest expense over the term of the Debentures. Upon the conversion of the Debentures, the related unamortized deferred financing costs are charged to paid-in-capital. As compensation to the placement agent of the Debentures, the Company paid the placement agent a 4% commission and issued to brokers affiliated with the placement agent warrants entitling them to purchase an aggregate of 15,618 shares of Common Stock at an exercise price of $5.76 per share at any time until September 30, 1998. The estimated noncash value of these warrants, $45,000, has been recorded as additional paid-in capital, while their cost is included in the $480,000 total issuance costs related to these Debentures. In addition, the Company recorded additional paid in capital and debt discount of $1,843,000 to reflect the dollar value of the market price conversion discount (17%) related to these Debentures. The debt discount was amortized and charged to interest expense from October 1, 1996 through March 23, 1997, the period during which the Debentures become 100% convertible. In 1996, $1,351,000 of this debt discount was amortized and charged to interest expense and the balance of $492,000 was amortized in 1997.

5.    Stockholders' Equity:

Description of Class A and Class B Common Stock

     Holders of Class A Common Stock and Class B Common Stock have equal rights to receive dividends, equal rights upon liquidation, vote as one class on all matters requiring stockholder approval, have no preemptive rights, are not redeemable and do not have cumulative voting rights; however, holders of Class A Common Stock have one vote for each share held while holders of the Class B Common Stock have ten votes for each share held on all matters to be voted on by the stockholders. All Class B Common Stock is owned by the Chairman of the Board and may be converted into Class A Common Stock on a share for share basis at the option of the holder and generally are automatically converted in the event of sale or, with certain exceptions, transfer.

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

Page F - 15

     During 1991, 3,449,955 Class A Warrants and 79,071 Class B Warrants were exercised yielding net proceeds to the Company of approximately $10,502,000 (after expenses of approximately $203,000). During 1992, 3,370,884 Class B Warrants were exercised for $14,468,000 (net of approximately $701,000 of expenses). At December 31, 1997 and December 31, 1996, there were no outstanding Class A and Class B Warrants.

Stock Option Plans

     The Company's 1986 Stock Option Plan (the "1986 Plan") provided for the grant of incentive stock options and/or non-qualified options until July 1997 of up to an aggregate of 4,450,000 shares of Class A Common Stock to employees, officers and consultants of the Company Options were granted at exercise prices not less than the fair market value at the date of grant and for a term not to exceed ten years from the date of grant; except that an incentive stock option granted under the 1986 Plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company could not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The outstanding options have a vesting period ranging two years to four years ratably from the date of grant.

     Changes in outstanding options and options available for grant under the 1986 Plan, expressed in number of shares, are as follows:

                                         For the Years Ended
                      -------------------------------------------------------------
                      December 31, 1997                December 31, 1996
                      ----------------------------     ----------------------------
                        Shares      Weighted Avg.        Shares      Weighted Avg.
                         Under          Option            Under          Option
                        Option          Price            Option          Price
                      -----------   --------------     -----------   --------------
Options outstanding,
 beginning of year     2,979,500            $4.07       3,540,750            $3.74

Granted                        -                -         126,000            $4.35
Exercised                (27,500)           $2.01        (552,375)           $2.49
Cancelled                (78,375)           $3.86        (134,875)           $1.93
Options outstanding,
end of year            2,873,625            $4.10       2,979,500            $4.07
Options exercisable,
end of year            2,737,125            $4.13       2,516,750            $4.26

Options available
for grant, end
of year                        -                                -


Page F - 16

     The Company's 1993 Non-Employee Director Stock Option Plan (the "1993 Plan") provides for the issuance of stock options for up to 500,000 shares of Class A Common Stock to outside directors of the Company. Options are automatically granted immediately following each Annual Meeting of the Company to purchase 10,000 shares of Class A Common Stock to each outside director elected at the Annual Meeting. The option exercise price is 100% of the fair market value of the Class A Common Stock on the date of grant and the option may be exercised during a period of five years from the date of grant at the rate of 25% each year on a cumulative basis, commencing one year from the date of grant.

     Changes in outstanding options and options available for grant under the 1993 Plan, expressed in number of shares, are as follows:

                                       For the Years Ended
                      -------------------------------------------------------------
                      December 31, 1997                December 31, 1996
                      ----------------------------     ----------------------------
                        Shares      Weighted Avg.        Shares      Weighted Avg.
                         Under          Option            Under          Option
                        Option          Price            Option          Price
                      -----------   --------------     -----------   --------------
Options outstanding,
 beginning of year        80,000            $4.25          90,000            $3.42

Granted                   30,000            $3.50          20,000            $6.75
Exercised                      -                -         (12,500)           $3.38
Cancelled                      -                -         (17,500)           $3.13
Options outstanding,
end of year              110,000            $4.05          80,000            $4.25
Options exercisable,
end of year               50,000            $3.89          30,000            $3.65

Options available
for grant, end
of year                  377,500                          407,500


     The Company's 1996 Stock Option Plan (the "1996 Plan"), which replaced the 1986 plan, provides for the issuance of incentive stock options and/or non-qualified options to purchase up to an aggregate of 1,000,000 shares of Class A Common Stock to employees, officers and consultants of the Company. Options may be granted at exercise prices not less than the fair market value at the date of grant and may be exercisable for a period not to exceed ten years from the date of grant; except that the term of an incentive stock option granted under the 1996 plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company

Page F - 17
must not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The majority of options outstanding are exercisable 25% each year on a cumulative basis, commencing one year from the date of grant.

     Changes in outstanding options and options available for grant under the 1996 Plan, expressed in number of shares, are as follows:

                                       For the Years Ended
                      -------------------------------------------------------------
                      December 31, 1997                December 31, 1996
                      ----------------------------     ----------------------------
                        Shares      Weighted Avg.        Shares      Weighted Avg.
                         Under          Option            Under          Option
                        Option          Price            Option          Price
                      -----------   --------------     -----------   --------------
Options outstanding,
 beginning of year        80,000            $4.94               -                -

Granted                  917,000            $3.34         155,000            $4.86
Exercised                      -                -               -                -
Cancelled               (176,000)           $4.02         (75,000)           $4.78
Options outstanding,
end of year              821,000            $3.35          80,000            $4.94
Options exercisable,
end of year              231,418            $3.46               -                -

Options available
for grant, end
of year                  179,000                          920,000



       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in 1997 and 1996 with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      1997              1996
-----------------------------------------------------------------------------------
Net loss - as reported                               ($7,147,000)      ($7,700,000)

Net loss - pro forma                                 ($7,522,000)      ($8,075,000)

Net loss per share - as reported                          ($0.35)           ($0.45)

Net loss per share - pro forma                            ($0.37)           ($0.47)

-----------------------------------------------------------------------------------

Page F - 18

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0%; expected volatility of 84%; risk-free interest rate of range 5.4% to 7.0% and expected lives of seven years.

       The weighted average fair value of all three option plans for options granted were $2.10 and $3.77 in 1997 and 1996, respectively. The following table sets forth additional SFAS No.
123 disclosure information as to options outstanding for all three plans at December 31, 1997:

                                                                Weighted Average
    Shares       Exercisable     Exercise     Weighted Average     Remaining
  Outstanding      Shares       Price Range    Exercise Price   Contractual Life
---------------------------------------------------------------------------------
       834,750        717,500  $1.50 - $2.25             $1.90               6.0
       573,750        198,875  $2.38 - $3.50             $3.24               8.8
     1,926,750      1,671,543  $3.63 - $5.38             $4.61               5.1
       468,375        429,625  $5.50 - $7.75             $5.63               4.5
         1,000          1,000     $10.00                $10.00               4.2
------------------------------
     3,804,625      3,018,543



Other Options Granted

     The Company entered into a consulting agreement with an unaffiliated third party to assist in the strategic planning and implementation of the Company's licensing, collaborative and co-marketing plans, which expired February 29, 1996. Pursuant to the agreement, the Company granted an option to purchase 50,000 shares of Class A Common Stock on or before February 28, 2000 at $2.25 per share. The Company also granted performance options to purchase
50,000 shares of Class A Common Stock at $2.25 for licensing or collaborative agreement entered into which met certain criteria.
These options are exercisable for five years from the date of grant. The Company has recorded a noncash charge of $122,000 in 1996 relating to options for 100,000 shares granted.

     The Company has granted an investor relations consultant a warrant to purchase 50,000 shares of Class A Common Stock on or before November 14, 2000 at $3.50 per share pursuant to an agreement dated November 27, 1995. The Company has recorded a noncash charge of $254,000 ratably over the life of the agreement relating to these warrants.

     The Company entered into an agreement with an unaffiliated third party dated October 6, 1995 to assist with the marketing of the Company's products and intellectual property, which agreement has expired. Pursuant to this agreement, the Company granted performance options to purchase 25,000 shares of Class A Common Stock and issued 5,000 shares for services rendered under the agreement. Options were granted for 12,500 shares at $3.00 per share and 12,500 shares at $5.50. These options are exercisable for five years from the date of grant.

Page F - 19

6.   Various Other Agreements:

     As part of its development stage activities, the Company enters into various agreements that provide for the expenditure of funds for research and development activities and typically provide for the payment of royalties (between 2% to 8% of net sales) by the Company if any products are successfully developed and marketed as a result of the work being performed under the agreement. The following is a summary of significant agreements the Company has entered into:

License Agreements

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

     On December 10, 1992, the Company entered into an agreement (as amended) with University College Dublin, Ireland granting the Company an exclusive license for drugs/compounds to halt the onset and/or progression of neurodegenerative diseases, in general, and Alzheimer's Disease, in particular. The agreement's term is the duration of any patents that may be granted to the university with a minimum of 10 years. Pursuant to the agreement, the Company is to pay the university a royalty of 5% of net income relating to product sales. The Company expensed $12,000 in 1997, $62,000 in 1996 and $150,000 in 1995 for certain research expenses, supplies and equipment under this agreement.

     On August 10, 1993, the Company entered into a five-year collaboration agreement with the Free University of Berlin to develop therapeutic compounds. The Company also acquired a series of anticonvulsant compounds. Pursuant to the agreement, the Company is to pay a royalty of 5% of the net product sales. The agreement lasts the life of the patent or a minimum of 10 years. The Company expensed $116,000 in 1997 and $117,000 in both 1996 and 1995 for research expenses and supplies under this agreement.

     On October 12, 1995, the Company entered into a license and collaboration agreement with F.Hoffmann-La Roche Ltd. ("Hoffmann-La Roche") for the co-development and marketing of the Company's

Page F - 20

Thrombus Precursor Protein (TpP ) for the detection of active thrombosis (blood clot formation). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format. Under the agreement, the Company has received certain, and is to receive additional, development payments to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. The Company is also to receive non-refundable milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by the Company for use on Hoffmann-La Roche's instruments. The Company is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by the Company and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche.

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

7.   Federal Income Taxes:

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $47,710,000 for income tax purposes. The net operating loss carryforwards will expire in varying
amounts through 2012.    In addition, the Company has approximately
$975,000 of available research and development tax credits to offset future taxes. These credits expire in 2011. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has recorded a valuation allowance to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with the Company's 1990 initial public offering at which time the Company's tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 1997, the Company has approximately $4,272,000 of the $4.9 million of net operating losses that are no longer subject to this limitation.

Page F - 21