Form 10-K/A
period 1997-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1998-04-30
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ____________.

                         Commission File Number: 0-19041

                       AMERICAN BIOGENETIC SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              11-2655906
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

  1375 Akron Street, Copiague, New York                           11726
----------------------------------------                     -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (516) 789-2600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.001 par value
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [_]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
-------    --------------------------------------------------------------------
           MATTERS
           -------

           The Company's Class A Common Stock ("Common Stock") is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the trading symbol MABXA. The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq, without retail mark-us, mark-downs or commissions.

Fiscal Years                        High                       Low
------------                        ----                       ---

1997
----

First Quarter                       $6                       $3  3/8

Second Quarter                       3  15/16                 2  1/8

Third Quarter                        3  15/16                 2  15/16

Fourth Quarter                       3  3/4                   1  1/2

1996
----

First Quarter                        6  7/8                   2  7/16

Second Quarter                       8  1/8                   5

Third Quarter                        6  1/8                   4  3/16

Fourth Quarter                       6  1/16                  4

           There were approximately 679 holders of record of Common Stock as of March 13, 1998 (exclusive of stockholders whose shares are held in street name by brokers, depositories and other institutional firms).

           The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying dividends for the foreseeable future.

           During the quarter ended December 31, 1997, a holder of $150,000 of the Company's 7% Convertible Debentures converted such debentures into 50,805 shares of the Company's Class A Common Stock. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), is applicable to the issuance of such shares as such issuance involved a security exchanged by the Company with existing securityholders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

           On November 26, 1997, December 15, 1997 and December 30, 1997, Mr. Alfred J. Roach, Chairman of the Board of Directors and a director, purchased 50,000, 100,000 and 100,000 shares, respectively, of the Company's Class B Common Stock for $109,375, or $2.1875 per share; $168,800, or $1.688 per share; and $156,250, or $1.5625 per share, respectively, the closing bid prices of the Company's Class A Common Stock (into which the Company's Class B Common Stock is convertible on a share-for-share basis) on the Nasdaq Stock Market's National Market on the respective dates. Mr. Roach agreed to acquire the shares for investment and not with a view to the distribution thereof. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such shares.

           In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with shares of Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase an identical number of shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares are computed by dividing the lease obligation to be paid with shares by the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The Warrant Shares are to be exercisable for a period of four years from the date of issuance at a price equal to the closing price of the underlying Class A Common Stock on the date the Warrant is issued. Pursuant to the lease agreement, on November 28, 1997, the Company approved the issuance of 15,543 shares of Class A Common Stock and a Warrant to purchase 15,543 shares of Class A Common Stock at an exercise price of $2.13 per share. In connection with such acquisition, the purchaser agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

           The directors and executive officers of the Company are as follows:

Name                             Position

Alfred J. Roach                  Chairman of the Board, Chief Executive Officer
                                 and Director

Stephen H. Ip, Ph.D.             President, Chief Operating Officer and Director

Ellena M. Byrne                  Executive Vice President and Director

Timothy J. Roach                 Treasurer, Secretary and Director

Emer Leahy, Ph.D.                Senior Vice President-Business Development

James M. McLinden, Ph.D.         Vice President-Molecular Biology

Josef C. Schoell                 Vice President-Finance and Chief Financial
                                 Officer

Gustav Victor Rudolf Born, M.D.  Director

Joseph C. Hogan, Ph.D.           Director

William G. Sharwell              Director

           ALFRED J. ROACH, 82, has been Chairman of the Board of Directors of the Company since its organization in September 1983 and, from September 1983 until October 1988, also served as President of the Company. Mr. Roach has served as Chairman of the Board and/or President of TII Industries, Inc. ("TII"), a corporation engaged in manufacturing and marketing telecommunications products, and its predecessor since its founding in 1964. Mr. Roach devotes a majority of his time to the business of the Company.

           STEPHEN H. IP, Ph.D., 51, joined the Company in January 1997 as Executive Vice President and Chief Operating Officer and was elected President and a director, in addition to continuing as Chief Operating Officer, in January, 1998. Prior to joining the Company, Dr. Ip served as Vice President, Corporate and Business Development at Paracelsian, Inc., a publicly-held company engaged in clinical and pre-clinical development of drugs and supplements for the treatment of AIDS and cancer, from February,1996. From 1990 through December, 1995, Dr. Ip served as President, Chief Operating Officer and director of CytoMed, Inc., a biopharmaceutical company engaged in the research and development of synthetic chemical drugs and recombinant proteins for the treatment of acute and chronic diseases. From 1984 through 1989, he was Vice President and a scientific co-founder of T Cell Sciences, Inc., a biotechnology company.

           ELLENA M. BYRNE, 47, has been Executive Vice President and a director of the Company since March 1995. From January 1986 until December 1991, Ms. Byrne served as Vice President-Administration of the Company and, from December 1991 until March 1995, Ms. Byrne served in various capacities with the Company, including Director of Operations for Europe and Asia.

           TIMOTHY J. ROACH, 51, has been Treasurer, Secretary and a director of the Company since September 1983. He has also been affiliated with TII since 1974, serving as its President since July 1980, Chief Operating Officer since May 1987, Vice Chairman of the Board since October 1993, Chief Executive Officer since January 1995 and a director since January 1978. Mr. Roach devotes such time as is necessary to the business of the Company to discharge his duties as Treasurer, Secretary and a director. Timothy J. Roach is the son of Alfred J. Roach.

           EMER LEAHY, Ph.D., 32, rejoined the Company in December 1997, serving as Senior Vice President-Business Development. From April 1995 to December 1997, Dr. Leahy was employed by AMBI, Inc., a biotechnology and nutraceutical company, as Vice President-Product Development, and Director-Business Development, where she coordinated licensing technologies and products as well as participating in corporate acquisitions. From April 1994 to April 1995, Dr. Leahy was Vice President-Neuroscience and, from August 1993 to April 1994, was Vice President-Regulatory Affairs of the Company. From February 1992 until August 1993, Dr. Leahy was employed by Boehringer Ingelheim, GmbH, a multinational pharmaceutical company, where she coordinated clinical trials in Ireland. In addition, from October 1991 to August 1993, Dr. Leahy was lecturer in Pharmacology at the Royal College of Surgeons of Ireland.

           JAMES H. MCLINDEN, Ph.D., 47, has been Vice President - Molecular Biology of the Company since November 1991. Prior thereto (and since joining the Company in January 1987), Dr. McLinden served as Director of Molecular Biology of the Company.

           JOSEF C. SCHOELL, 48, joined the Company in July 1992 as its Controller and was elected Vice President-Finance and Chief Financial Officer in July 1995. Mr. Schoell is a Certified Public Accountant in the State of New York.

           GUSTAV VICTOR RUDOLF BORN, M.D., D.Phil., F.R.S., 76, has been a director of the Company since January 1997. Since 1988, Dr. Born has been Research Director of The William Harvey Research Institute at St. Bartholomew's Hospital Medical College, London, England and Emeritus Professor of Pharmacology in the University of London. Among Dr. Born's distinctions, appointments and activities are: Fellowship and Royal Medal of the Royal Society; and Foundation President of the British Society for Thrombosis and Haemostasis.

           JOSEPH C. HOGAN, Ph.D., 75, has been a director of the Company since December 1983. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 to 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was Director of Engineering Research and Resource Development at Georgia Institute of Technology ("Georgia Tech"). Dr. Hogan is a director of TII.

           WILLIAM G. SHARWELL, D.C.S., 77, has been a director of the Company since October 1986. Dr. Sharwell was President of Pace University in New York from 1984 until his retirement in

1990. He was Senior Vice President of American Telephone & Telegraph Company between 1976 and 1984, and previously served as Executive Vice President of Operations of New York Telephone Company. Dr. Sharwell serves on the Board of Directors of TII and as an independent general partner of Equitable Capital Partners, L.P. and Equitable Capital Partners (Retirement Fund), L.P., registered investment companies under the Investment Company Act of 1940.

           Directors serve until the next Annual Meeting of the Shareholders of the Company following their election and until their respective successors are elected and qualified.

           Each executive officer is scheduled to hold office until the Annual Meeting of Directors which is scheduled to be held after each Annual Meeting of Shareholders. Any executive officer may be removed by the Board of Directors either with or without cause.

           There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was elected as such. Ms. Byrne and Drs. Ip and Leahy are parties to employment agreements with the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of copies of the reports furnished to the Company, or written representation that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's year ended December 31, 1997 were timely filed.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

SUMMARY COMPENSATION TABLE

           The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company during 1995, 1996 and 1997 of the Company's chief executive officer and each executive officer of the Company whose annual cash compensation for 1997 exceeded $100,000:

                                                  ANNUAL          LONG-TERM
  NAME AND                                     COMPENSATION      COMPENSATION
  PRINCIPAL POSITION                 YEAR    SALARY      BONUS     OPTIONS

Alfred J. Roach, Chairman            1997   $250,000       --         --
  of the Board and Chief             1996   $250,000       --         --
  Executive Officer                  1995   $250,000       --      135,000

Stephen H. Ip, Executive Vice        1997   $146,000   $ 25,000    200,000
  President and Chief Operating
  Officer

Josef C. Schoell, Vice President-    1997   $103,000       --       25,000
  Finance                            1996   $ 95,000       --       10,000
                                     1995   $ 76,000       --       60,000

Paul E. Gargan, Former President     1997   $137,000       --         --
                                     1996   $162,000       --         --
                                     1995   $150,000       --       31,500
------------
(1)   Dr. Ip joined the Company in January 1997.

OPTION GRANTS IN LAST FISCAL YEAR

           The following table contains information concerning options to purchase shares of the Company's capital stock granted by the Company during the year ended December 31, 1997 to the executive officers named in the Summary Compensation Table. No stock appreciation rights have been granted by the Company.

                                      INDIVIDUAL OPTIONS                        POTENTIAL
                      ------------------------------------------------------    REALIZABLE VALUE
                                    PERCENT                                     AT ASSUMED ANNUAL
                      NUMBER OF     OF TOTAL                                    RATES OF STOCK
                      SHARES        OPTIONS                                     PRICE APPRECIATION
                      UNDERLYING    GRANTED TO     EXERCISE                     FOR OPTION TERM (2)
                      OPTIONS       EMPLOYEES IN   PRICE          EXPIRATION    -------------------
    NAME              GRANTED(1)    FISCAL YEAR    PER SHARE(1)   DATE           5%          10%
    ----              ----------    -----------    ------------   ----------    ---          ---
Stephen H. Ip         200,000         21.8%        $3.66          1/02/2007   $460,351   $1,166,619

Josef C. Schoell       25,000          2.7%        $3.47          1/20/2007   $ 54,557   $  138,257

-------------

(1) Exercisable as to 25% of the number of shares of Class A Common Stock subject to the option commencing six months after the date of grant, on a cumulative basis. The exercise price of each of the options granted to Messrs. Ip and Schoell is the market value of the Class A Common Stock on the date of grant.

(2) These are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Company's Class A Common Stock.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

           No options to purchase shares of the Company's capital stock were exercised during 1997 by the executive officers named in the Summary Compensation Table. The following table contains information concerning the number of shares of Class A Common Stock underlying unexercised options held at December 31, 1997 by the executive officers named in the Summary Compensation Table.


                                                             VALUE OF
                                    NUMBER OF                UNEXERCISED
                                    UNEXERCISED              IN-THE-MONEY
                                    OPTIONS HELD AT          OPTIONS HELD AT
                                    FISCAL YEAR-END (#)      FISCAL YEAR-END ($)
                                    (EXERCISABLE/            (EXERCISABLE/
                    NAME            UNEXERCISABLE)           UNEXERCISABLE(1)
                    ----            -------------------      ----------------
          Alfred J. Roach             1,160,000/  0           $   0   /$   0

          Stephen H. Ip                   0    /200,000       $   0   /$   0

          Josef C. Schoell               95,000/130,000       $  9,375/$   0

          Paul E. Gargan (2)            164,000/  0           $  4,922/$   0


--------------
(1) The closing price of the Company's Class A Common Stock The Nasdaq Stock Market's National Market on December 31, 1997 less the exercise price of each option.

(2)   Excludes options held by Dr. Gargan's wife.

EMPLOYMENT AGREEMENTs

           The Company is a party to an employment agreement with Dr. Stephen H. Ip, dated December 16, 1996, under which Dr. Ip is serving as President of the Company. The agreement provides for a term expiring December 31, 1999, with the Company and Dr. Ip having the right to terminate the agreement without cause on thirty and sixty days' notice, respectively. In the event of termination of the agreement by the Company without cause, Dr. Ip is to remain as a consultant to the Company at his then existing compensation for a period of one year, provided that the consulting and compensation arrangement is to terminate if Dr. Ip enters into full-time employment with a third party. Under the agreement, Dr. Ip's current annual salary is $175,000 per annum. Dr. Ip recieved a one-time $25,000 bonus in connection with his entering into the agreement and is entitled to an annual bonus of up to 20% of his annual salary based on goals mutually agreed upon between the Company and Dr. Ip.

           The Company is also a party to an employment agreement with Dr. Emer Leahy, dated November 12, 1997, under which Dr. Leahy is serving as Senior Vice President-Business Development of the Company. The agreement provides for a term expiring November 30, 2001. Under the agreement, Dr. Leahy's current annual salary is $150,000 per annum. Dr. Leahy is entitled to annual bonuses and salary increases based upon performance, as well as reimbursement for tuition fees for an Executive MBA program.

           As part of their respective employment agreements, Drs. Ip and Leahy have agreed not to disclose confidential information about the Company during or after employment and agreed not to compete with the Company during their term of employment and, in certain instances, following employment.

REMUNERATION OF DIRECTORS

           Directors receive no compensation for service on the Board. Each director serving on the Audit Committee receives a fee of $600 for each meeting of the committee attended by that director in person and not telephonically. All directors are reimbursed for travel expenses incurred in attending Board and committee meetings.

           The Company's 1993 Non-Employee Director Stock Option Plan, approved by stockholders at the Company's 1993 Annual Meeting of Stockholders, provides for the automatic grant of an option to purchase 10,000 shares of the Company's Class A Common Stock to each non-employee director holding office immediately after each annual meeting of stockholders. The exercise price for each option is equal to the fair market value of the Company's Class A Common Stock on the date of grant. All options have a term of five years and are exercisable, on a cumulative basis, at the rate of one quarter of the number of shares subject to the option in each year commencing one year after the date of the grant.

           See "Executive Compensation" for information concerning the compensation of Mr. Alfred J. Roach and Dr. Stephen H. Ip for their services as executive officers of the Company. The Company is also a party to an employment agreement dated October 1, 1996 with Ms. Ellena M. Byrne, pursuant to which Ms. Byrne is serving as Executive Vice President of the Company. The Employment Agreement provides for a term extending, subject to certain terms and conditions, until September 30, 2001. Ms. Byrne's current annual salary is U.S. $18,200 and (pound)50,000 Irish Pounds (approximately U.S. $68,000 at March 31,
1998). Dr. Born serves as a consultant to the Company for which he receives compensation at the rate of $12,000 per annum.

ITEM 12.     SECURITY HOLDINGS OF CERTAIN STOCKHOLDERS AND MANAGEMENT
--------     --------------------------------------------------------

           The following table sets forth information at April 20, 1998 with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table in Item 11 of this Report and (iv) all executive officers and directors of the Company as a group. Each share of Class A Common Stock is entitled to one vote per share while each share of Class B Common Stock is entitled to ten votes per share. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                             Class A Common Stock(1)         Class B Common Stock
                                             Percent                       Percent
Beneficial Owner             No. Shares     of Class         No. Shares    of Class
-----------------           ------------    --------         ----------    --------
Alfred J. Roach (2)         3,668,750(2)      16.3%          1,725,500        100%

Stephen H. Ip                  71,668(3)       *                --            --

Ellena M. Byrne               200,000(3)(4)    1.0%             --            --

Timothy J. Roach              595,000(3)       2.9%             --            --

Gustav V. R. Born              20,000(3)      *                 --            --

Joseph C. Hogan                50,000(3)      *                 --            --

William G. Sharwell            55,000(3)      *                 --            --

All executive officers
 and directors as a group
 (10 persons, including
  the foregoing)            4,930,918(5)      20.8%          1,725,500        100%

----------------------------

(1) Asterisk indicates less than one percent. Shares of Class A Common Stock subject to issuance upon conversion of Class B Common Stock into Class A Common Stock and upon exercise of options that were exercisable on, or become exercisable within 60 days after, April 20, 1998 are considered owned by the holder thereof and outstanding for purposes of computing the percentage of outstanding Class A Common Stock that would be owned by such person, but (except for the computation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for purposes of computing the percentage of outstanding Class A Common Stock owned by any other person.

(2) The address of Mr. Roach is Route 2 - Kennedy Avenue, Guaynabo, Puerto Rico 00657. Beneficial ownership of Class A Common Stock includes 1,725,500 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock on a share for share basis and 1,160,000 shares of Class A Common Stock subject to outstanding options.

                                              (Footnotes continued on next page)

(3)   Includes  shares of Class A Common  Stock  subject to options as  follows:
      Stephen H. Ip, 66,668; Ellena M. Byrne, 165,000 (including 10,000 shares subject to options held by her husband); Timothy J. Roach, 595,000; Gustav V.R. Born, 20,000; Joseph C. Hogan, 40,000; and William G. Sharwell, 45,000.

(4) Includes 10,000 shares owned by Ms. Byrne's son. The inclusion of these amounts should not be construed as an admission that Ms. Byrne is the beneficial owner of these shares.

(5) Includes 1,725,500 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock and 2,336,668 shares of Class A Common Stock subject to outstanding options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

           On January 17, 1997, November 26, 1997, December 15, 1997 and December 30, 1997, Mr. Alfred J. Roach purchased 100,000, 50,000, 100,000 and 100,000 shares, respectively, of the Company's Class B Common Stock for $343,750, or $3.4375 per share; $109,375, or $2.1875 per share; $168,800, or
$1.688 per share; and $156,250, or $1.5625 per share, respectively, the closing bid prices of the Company's Class A Common Stock (into which the Company's Class B Common Stock is convertible on a share-for-share basis) on The Nasdaq Stock Market's National Market on the respective dates.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN BIOGENETIC SCIENCES, INC.


Dated: April 30, 1998                        By:     /s/ Josef C. Schoell
                                                -------------------------
                                                 Josef C. Schoell
                                                 Vice President-Finance
                                                 (Principal Financial and
                                                  Accounting Officer)