Form 10-Q
period 1998-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1998-05-15
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998    Commission File Number 0-19041


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at May 8, 1998

Class A Common Stock, par value $.001                   20,117,455
Class B Common Stock, par value $.001                    1,775,500

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

               Form 10-Q for the Quarter Ended  March 31, 1998

                                    INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                Page No.
         Consolidated Balance Sheets -
            March 31, 1998 and December 31, 1997                  3
         Consolidated Statements of Operations -
            Three Months Ended March 31, 1998 and March 31, 1997
            and For the Period from Inception (September 1, 1983)
            Through March 31, 1998                                4
         Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1998 and March 31, 1997
             and For the Period from Inception (September 1, 1983)
            Through March 31, 1998                                5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through March 31, 1998                              6 - 8
     Notes to Consolidated Financial Statements                9 - 10

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                           11 - 12

Part II - OTHER INFORMATION

Item 2:  Changes in Securities
                                                                 13
Item 6:  Exhibits and Reports on Form 8-K                        14
         Signature                                               14

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED BALANCE SHEETS

                                                        March 31,     December 31,
Assets                                                     1998           1997
                                                       ------------   ------------

Current Assets:
  Cash and cash equivalents                             $5,281,000     $7,121,000
  Marketable securities                                          -              -
  Accounts receivable                                       93,000              -
  Inventory                                                275,000        296,000
  Other current assets                                      63,000         41,000
                                                       ------------   ------------
    Total current assets                                 5,712,000      7,458,000
                                                       ------------   ------------
Fixed assets, at cost, net of accumulated
 depreciation and amortization of $1,551,000
 and $1,481,000, respectively                              448,000        511,000

Patent costs, net of accumulated
 amortization of $316,000 and $292,000,
 respectively                                            1,368,000      1,337,000

Debt issuance costs, net of accumulated
 amortization of $536,000 and $520,000,
 respectively                                               28,000         59,000

Other assets                                                23,000         23,000
                                                       ------------   ------------
                                                        $7,579,000     $9,388,000
                                                       ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $460,000       $494,000
  Current portion of capital lease obligation                3,000          3,000
                                                       ------------   ------------
    Total current liabilities                              463,000        497,000
                                                       ------------   ------------
Long Term Liabilities:

  7% convertible debentures                                650,000      1,350,000
  8% convertible debentures                                800,000        850,000
  Long-term portion of capital lease obligation              8,000          8,000
                                                       ------------   ------------
    Total liabilities                                    1,921,000      2,705,000
                                                       ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 shares authorized;
  19,635,645 and 19,341,617 shares issued
  and outstanding, respectively                             19,000         19,000

  Class B common stock, par value $.001 per
   share; 3,000,000 shares authorized; 1,725,500 shares
  issued and outstanding                                     2,000          2,000

  Additional paid-in capital                            56,469,000     56,077,000

  Deficit accumulated during the
    development stage                                  (50,832,000)   (49,415,000)
                                                       ------------   ------------
    Total stockholders' equity                           5,658,000      6,683,000
                                                       ------------   ------------
                                                        $7,579,000     $9,388,000
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

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)
                                                                    For the Period
                                                                    From Inception
                                              Three Months Ended    (September 1,
                                        --------------------------  1983) Through

                                         March 31,     March 31,      March 31,
                                            1998          1997           1998
                                        ------------  ------------  --------------
Revenues:
  Sales                                    $114,000     $      -         $264,000
  Royalties / license fees                        -             -       1,000,000
  Collaborative agreements                        -         9,000         302,000
                                        ------------  ------------  --------------
                                            114,000         9,000       1,566,000

Expenses:
  Cost of sales                              36,000             -          68,000
  Research and development                  496,000     1,058,000      27,141,000
  General and administrative              1,036,000     1,086,000      25,697,000
                                        ------------  ------------  --------------
     Loss from operations                (1,454,000)   (2,135,000)    (51,340,000)
                                        ------------  ------------  --------------
Other Income (Expense):
  Interest expense                          (49,000)     (687,000)     (3,791,000)
  Net gain on sale of fixed assets                -             -           7,000
  Investment income                          86,000       175,000       4,292,000
                                        ------------  ------------  --------------
     Net loss                           ($1,417,000)  ($2,647,000)   ($50,832,000)
                                        ============  ============  ==============

Per Share Information (Note 2):
 Net loss per common share
      Basic                                  ($0.07)       ($0.14)
                                        ============  ============
      Diluted                                ($0.07)       ($0.14)
                                        ============  ============
 Common shares used in computing
   per share amounts:
      Basic                              21,280,000    18,581,000
                                        ============  ============
      Diluted                            21,280,000    18,581,000
                                        ============  ============
See notes to unaudited consolidated financial statements
Page 4

        AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                  (a development stage company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                                                             For the Period
                                                                                             From Inception
                                                                                             (September 1,
                                                                       Three Months Ended        1983)
                                                                 --------------------------     Through
                                                                  March 31,     March 31,      March 31,
                                                                     1998          1997           1998
                                                                 ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                         ($1,417,000)  ($2,647,000)   ($50,832,000)
Adjustments to reconcile net (loss) to net cash
 provided or (used) in operating activities:
  Depreciation and amortization                                      110,000       160,000       2,335,000
  Net gain on sale of fixed assets                                         -             -          (7,000)
  Net gain on sale of marketable securities                                -             -        (217,000)
  Other non-cash expenses accrued primarily for warrants              27,000        65,000       1,763,000
  Amortization of debt discount included in interest expense               -       492,000       1,843,000
  Write off of patent costs                                                -             -          93,000
  (Increase) decrease in accounts receivable                         (93,000)            -         (93,000)
  (Increase) decrease in inventory                                    21,000             -        (275,000)
  (Increase) decrease in other current assets                        (22,000)      400,000         (63,000)
  (Increase) decrease in other assets                                      -        (5,000)         72,000
  Increase in payables and accruals                                   16,000       220,000         727,000
  Increase in interest payable to stockholder                              -             -         112,000
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) operating activities            (1,358,000)   (1,315,000)    (44,542,000)
                                                                 ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                (7,000)     (136,000)     (2,009,000)
  Proceeds from sale of fixed assets                                       -             -          18,000
  Payments for patent costs and other assets                         (55,000)      (51,000)     (1,754,000)
  Proceeds from maturity and sale of marketable securities                 -     1,008,000      67,549,000
  Purchases of marketable securities                                       -    (2,796,000)    (67,332,000)
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) investing activities               (62,000)   (1,975,000)     (3,528,000)
                                                                 ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                      (427,000)      (89,000)     (1,673,000)
  Proceeds from issuance of common stock, net                          7,000       377,000      36,309,000
  Proceeds from issuance of 7% convertible debentures, net                 -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                 -             -       7,790,000
  Principal payments under capital lease obligation                        -             -          (9,000)
  Capital contributions from chairman                                      -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                    -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                   -             -      (1,300,000)
                                                                 ------------  ------------  --------------
   Net cash provided by (used in) financing activities              (420,000)      288,000      53,351,000
                                                                 ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents              (1,840,000)   (3,002,000)      5,281,000
Cash and Cash Equivalents at Beginning of Period                   7,121,000    10,760,000               -
                                                                 ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                        $5,281,000    $7,758,000      $5,281,000
                                                                 ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                  -             -         $20,000
                                                                 ============  ============  ==============
 Convertible Debentures converted into 271,252,  1,267,259,
  and 5,890,217 shares of Common Stock, respectively                $320,000    $3,838,000     $13,531,000
                                                                 ============  ============  ==============
  Warrants issued to placement agent                                       -             -        $525,000
                                                                 ============  ============  ==============
See notes to unaudited consolidated financial statements
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 30, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B stock for cash                         2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617        $19,000    1,725,500       $2,000
                                                                ============  =============  ===========  ===========

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.81       271,252              -            -            -
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            2.00        18,776              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, MARCH 31, 1998                                          19,635,645        $19,000    1,725,500       $2,000
                                                                ============  =============  ===========  ===========

See notes to unaudited consolidated financial statements
Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
  Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
  Page 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B stock for cash                                    778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                      $56,077,000   ($49,415,000)  $6,683,000
                                                                ============  =============  ===========

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                       320,000              -      320,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                        27,000              -       27,000
  Class A Common Stock issued                                        38,000              -       38,000
  Net (loss) for the period                                               -     (1,417,000)  (1,417,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                      $56,469,000   ($50,832,000)  $5,658,000
                                                                ============  =============  ===========

 See notes to unaudited consolidated financial statements
 CONTINUED
 Page 8 (column continuation)

         AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                    (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           March 31, 1998

(1)  INTERIM FINANCIAL STATEMENTS
The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1998 and results of operations for the three months ended March 31, 1998 and March 31, 1997. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year.

(2)  NET LOSS PER SHARE
Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 1997 and 1998 is the same as Basic EPS because the inclusion of stock options and convertible debentures outstanding would be antidilutive.

(3)  STOCKHOLDERS' EQUITY
Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended March 31, 1998.
                                                    Weighted Avg.
                                                       Option
                                        Shares         Price

          Granted                       20,000         $1.62
          Exercised                        ---          ---
          Cancelled                     78,875         $3.69

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for certain facilities, the Company may at its option pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The number of shares of Common Stock is to be computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. The Company issued 18,776 shares of Class A Common Stock during the quarter ended March 31, 1998, as well as warrants to purchase 18,776 shares of Class A Common Stock at an exercise price of $2.19 per share. The Company has recorded a noncash charge of $27,000 which represents the fair value of these warrants.

(4)  SUBSEQUENT EVENT
On April 23, 1998, the Company acquired all of the Capital Stock of Stellar Bio Systems, Inc., ("Stellar") a manufacturer of immunodiagnostic kits and reagents. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar. The acquisition was accounted for by the purchase method. Stellar is not considered a significant subsidiary under the Securities and Exchange Commission Regulations S-X.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's net loss of $1,417,000 for the first quarter ended March 31, 1998 decreased by $1,152,000 from a net loss of $2,647,000 for the first quarter ended March 31, 1997. The reduction in the net loss is primarily attributable to the sales of TpP diagnostic kits (gross profit of $78,000), reduced R&D expenses ($562,000), reduced S,G&A expenses ($50,000) and reduced interest expense ($638,000) offset by lower investment income ($89,000).

Revenue during the first quarter of 1998 was from the sales of TpP diagnostic kits. The Company launched this product during the fourth quarter of 1997 and continues its marketing efforts in Europe, Japan and the U.S.

Research and development expenses decreased by $562,000, from $1,058,000 to $496,000, primarily due to the absence of costs incurred primarily during the first quarter of 1997 relating to the relocation of the Company's research laboratories from South Bend, Indiana to Boston, Massachusetts. The costs of such relocation included severance, relocation and moving costs as well as duplicate facility costs.

Selling, general and administrative expenses decreased by $50,000, from $1,086,000 to $1,036,000, as a result of reduced costs in connection with the publication of research papers by the Company, offset, in part, by increased personnel costs and selling expenses related to the promotion of TpP.

Interest expense decreased $638,000, from $687,000 to $49,000, resulting from the absence of $492,000 of noncash amortization of the debt discount relating to the Company's 7% Convertible Debentures included in the first quarter of 1997, and lower outstanding Debentures during the first quarter of 1998 (average $1.8 million) compared to the first quarter of 1997 (average $8.6 million). Upon the conversion of the Company's 8% and 7% Convertible Debentures ($750,000 and $3,980,000 during the first quarters of 1998 and 1997, respectively), the related unamortized debt issuance costs ($15,000 and $179,000 during the first quarters of 1998 and 1997, respectively) were charged to paid-in capital.

Investment income decreased by $89,000, from $175,000 in 1997 to $86,000 in 1998, as a result of lower average fund balances. Interest rates on U.S. Government obligations were slightly higher during the 1998 period.

Liquidity and Capital Resources

As of March 31, 1998, the Company had working capital of $5,249,000 compared to $6,961,000 at December 31, 1997. The Company's management believes that current working capital will be sufficient to fund its liquidity needs throughout 1998. During the three months ended March 31, 1998, $50,000 of the 8% Convertible Debentures and $700,000 of the 7% Convertible Debentures were converted into an aggregate of 271,252 shares of Class A Common Stock.

The Company expects to continue to incur substantial expenditures relating to new diagnostic and therapeutic product development, additional clinical studies for TpP , the Company's Thrombus Precursor
Protein diagnostic test, marketing and manufacturing of TpP and FiF reagents and kits, developing point of care (POC) formats for the TpP test, additional preclinical development of neurological compounds (ABS 103 and ABS 205), and developing new monoclonal antibodies and products based on the proprietary antigen free mouse technology. In addition, the Company is seeking strategic acquisitions of products and/or companies which may entail the use of cash, issuance of stock or debt. (See Note 4: Acquisition of Stellar) While the Company has begun marketing its products directly, its product development plans still include entering into collaborative, licensing and co-marketing arrangements with other diagnostic and pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company.

                               PART II
                          OTHER INFORMATION
Item 2.  Changes in Securities

     During the quarter ended March 31, 1998, holders of $50,000 of the Company's 8% Convertible Debentures and $700,000 of the Company's 7% Convertible Debentures converted such debentures into 37,272 and 233,980 shares of the Company's Class A Common Stock, respectively. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), is applicable to the issuances of such shares as such issuances involved a security exchanged by the Company with existing securityholders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

       In connection with a lease agreement for certain facilities, the Company may at its option pay a portion of the annual lease obligation with Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares is computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The Warrant Shares are to be exercisable during a period of four years from the date of issuance, at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued. Pursuant thereto on February 28, 1998, the Company issued 18,776 shares of Class A Common Stock and a warrant to purchase 18,776 shares of Class A Common Stock at an exercise price of $2.19 per share. In connection with such acquisition, the purchaser agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               27   Financial Data Schedule
         (b)   Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended March 31, 1998. However, on April 27, 1998, the Company filed a report on Form 8-K dated April 27, 1998, (date of earliest event reported), reporting under Item 5 Other Events.


                             SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      AMERICAN BIOGENETIC SCIENCES, INC.
                                             (Registrant)


Date May 14, 1998                      /s/  Josef C. Schoell
                                           Josef C. Schoell
                                           Vice President, Finance
                                           (Principal Financial and
                                           Accounting Officer)
Page 14