Form 10-Q/A
period 1998-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1998-05-15
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                               Amendment No. 1


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
                                                                ============  =============  ===========  ===========

See notes to unaudited consolidated financial statements
Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
  Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
  Page 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B stock for cash                                    778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                      $56,077,000   ($49,415,000)  $6,683,000
                                                                ============  =============  ===========

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                       320,000              -      320,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                        27,000              -       27,000
  Class A Common Stock issued                                        38,000              -       38,000
  Net (loss) for the period                                               -     (1,417,000)  (1,417,000)
                                                                ------------  -------------  -----------
BALANCE, MARCH 31, 1998                                         $56,469,000   ($50,832,000)  $5,658,000
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


The Company's net loss of $1,417,000 for the first quarter ended March 31, 1998 decreased by $1,230,000 from a net loss of $2,647,000 for the first quarter ended March 31, 1997. The reduction in the net loss is primarily attributable to the sales of TpP diagnostic kits (gross profit of $78,000), reduced R&D expenses ($562,000), reduced S,G&A expenses ($50,000) and reduced interest expense ($638,000) offset by lower investment income ($89,000).
<R/>

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


Date May 15, 1998                      /s/  Josef C. Schoell
                                           Josef C. Schoell
                                           Vice President, Finance
                                           (Principal Financial and
                                           Accounting Officer)
Page 14