Form 10-Q
period 1998-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1998-08-13
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998             Commission File Number 0-19041


                      American Biogenetic Sciences, Inc.
           (Exact name of registrant as specified in its charter)

            Delaware                                 11-2655906
  (State or other jurisdiction             (I.R.S.Employer Identification No.)
    of incorporation or organization)



            1375 Akron Street                          516-789-2600
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at August 7, 1998
Class A Common Stock, par value $.001                20,649,945
Class B Common Stock, par value $.001                 1,775,500

             AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

                Form 10-Q for the Quarter Ended June 30, 1998

                                    INDEX
Part I - FINANCIAL INFORMATION

Item 1:   Financial Statements:                               Page No.
         Consolidated Balance Sheets -
            June 30, 1998 and December 31, 1997                   3
         Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 1998 and June 30, 1997 and For the Period from Inception (September 1, 1983)
            Through June 30, 1998                                 4
         Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1998 and June 30, 1997
            and For the Period from Inception (September 1, 1983)
            Through June 30, 1998                                 5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through June 30, 1998                               6 - 8
         Notes to Consolidated Financial Statements            9 - 14
Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                          14 - 19

Part II - OTHER INFORMATION

Item 2:   Changes in Securities                                19 - 20
Item 4:   Submission of Matters to a Vote of Security Holders  20 - 21
Item 5:   Other Events                                         21 - 22
Item 6:   Exhibits and Reports on Form 8-K                       22
              Signature                                          22

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED BALANCE SHEETS

                                                         June 30,     December 31,
Assets                                                     1998           1997
                                                       ------------   ------------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                             $7,661,000     $7,121,000
  Accounts receivable                                      306,000              -
  Inventory                                                445,000        296,000
  Other current assets                                      23,000         41,000
                                                       ------------   ------------
    Total current assets                                 8,435,000      7,458,000
                                                       ------------   ------------
Fixed assets, at cost, net of accumulated
 depreciation and amortization of $1,628,000
 and $1,481,000, respectively                              697,000        511,000

Patent costs, net of accumulated
 amortization of $340,000 and $292,000,
 respectively                                            1,385,000      1,337,000

Debt issuance costs, net of accumulated
 amortization of $564,000 and $520,000,
 respectively                                              516,000         59,000

Intangible assets                                          594,000              -

Other assets                                                22,000         23,000
                                                       ------------   ------------
                                                       $11,649,000     $9,388,000
                                                       ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                 $1,210,000       $494,000
  Current portion of capital lease obligation                3,000          3,000
                                                       ------------   ------------
    Total current liabilities                            1,213,000        497,000
                                                       ------------   ------------
Long Term Liabilities:

  Notes Payable                                            159,000              -
  5% convertible debentures, net of unamortized debt
     discount of $698,000 and $0, respectively           3,302,000              -
  7% convertible debentures                                      -      1,350,000
  8% convertible debentures                                500,000        850,000
  Long-term portion of capital lease obligation              7,000          8,000
                                                       ------------   ------------
    Total liabilities                                    5,181,000      2,705,000
                                                       ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 shares authorized;
  20,649,945 and 19,341,617 shares issued
  and outstanding, respectively                             21,000         19,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 1,775,500 and
   1,725,500 shares issued and outstanding, respectively     2,000          2,000

  Additional paid-in capital                            58,773,000     56,077,000

  Deficit accumulated during the
    development stage                                  (52,328,000)   (49,415,000)
                                                       ------------   ------------
    Total stockholders' equity                           6,468,000      6,683,000
                                                       ------------   ------------
                                                       $11,649,000     $9,388,000
                                                       ============   ============
See notes to unaudited consolidated financial statements

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                                                                    For the Period
                                                                                                    From Inception
                                              Three Months Ended          Six Months Ended          (September 1,
                                        --------------------------  ------------------------------  1983) Through
                                          June 30,      June 30,       June 30,        June 30,        June 30,
                                            1998          1997           1998            1997            1998
                                        ------------  ------------  --------------  --------------  --------------
Revenues:
  Sales                                    $327,000     $      -         $441,000       $      -         $591,000
  Royalties / license fees                        -             -               -               -       1,000,000
  Collaborative agreements                        -             -               -           9,000         302,000
                                        ------------  ------------  --------------  --------------  --------------
                                            327,000             -         441,000           9,000       1,893,000

Expenses:
  Cost of sales                             106,000             -         142,000               -         174,000
  Research and development                  580,000       914,000       1,076,000       1,972,000      27,721,000
  Selling, general and administrative     1,095,000       891,000       2,131,000       1,977,000      26,792,000
                                        ------------  ------------  --------------  --------------  --------------
     Loss from operations                (1,454,000)   (1,805,000)     (2,908,000)     (3,940,000)    (52,794,000)
                                        ------------  ------------  --------------  --------------  --------------

Other Income (Expense):
  Interest expense                         (127,000)     (126,000)       (176,000)       (813,000)     (3,918,000)
  Net gain on sale of fixed assets                -             -               -               -           7,000
  Net investment income                      85,000       151,000         171,000         326,000       4,377,000
                                        ------------  ------------  --------------  --------------  --------------
     Net loss                           ($1,496,000)  ($1,780,000)    ($2,913,000)    ($4,427,000)   ($52,328,000)
                                        ============  ============  ==============  ==============  ==============

Per Share Information (Note 3):
 Net loss per common share:
      Basic                                  ($0.07)       ($0.09)         ($0.14)         ($0.23)
                                        ============  ============  ==============  ==============
      Diluted                                ($0.07)       ($0.09)         ($0.14)         ($0.23)
                                        ============  ============  ==============  ==============
 Common shares used in computing
   per share amounts:
      Basic                              21,726,000    20,024,000      21,505,000      19,306,000
                                        ============  ============  ==============  ==============
      Diluted                            21,726,000    20,024,000      21,505,000      19,306,000
                                        ============  ============  ==============  ==============
See notes to unaudited consolidated financial statements


Page 4

          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (September 1,
                                                                            Six Months Ended          1983)
                                                                      --------------------------     Through
                                                                        June 30,      June 30,       June 30,
                                                                          1998          1997           1998
                                                                      ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                              ($2,913,000)  ($4,427,000)   ($52,328,000)
Adjustments to reconcile net (loss) to net cash
 provided or (used) in operating activities:
  Depreciation and amortization                                           249,000       297,000       2,474,000
  Net gain on sale of fixed assets                                              -             -          (7,000)
  Net gain on sale of marketable securities                                     -             -        (217,000)
  Other non-cash expenses accrued primarily for stocks and warrants        51,000       102,000       1,787,000
  Amortization of debt discount included in interest expense               64,000       492,000       1,907,000
  Write off of patent costs                                                     -             -          93,000
  (Increase) decrease in accounts receivable                             (198,000)            -        (198,000)
  (Increase) decrease in inventory                                         (9,000)            -        (305,000)
  (Increase) decrease in other current assets                             (18,000)      470,000         (59,000)
  (Increase) decrease in other assets                                      (5,000)       (5,000)         67,000
  Increase (decrease) in accounts payable and accrued expenses            736,000        59,000       1,447,000
  Increase in interest payable to stockholder                                   -             -         112,000
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) operating activities                 (2,043,000)   (3,012,000)    (45,227,000)
                                                                      ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                    (14,000)     (192,000)     (2,016,000)
  Proceeds from sale of fixed assets                                            -             -          18,000
  Payments for patent costs and other assets                              (96,000)     (219,000)     (1,795,000)
  Business acquisition, net of stock issued and cash acquired            (119,000)            -        (119,000)
  Proceeds from maturity and sale of marketable securities                      -     5,817,000      67,549,000
  Purchases of marketable securities                                            -    (2,796,000)    (67,332,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) investing activities                   (229,000)    2,610,000      (3,695,000)
                                                                      ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                         (1,000,000)   (1,122,000)     (2,246,000)
  Proceeds from issuance of common stock, net                              98,000       388,000      36,400,000
  Proceeds from issuance of 5% convertible debentures, net              3,727,000             -       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -       7,790,000
  Principal payments under capital lease obligation and notes payable     (13,000)            -         (22,000)
  Capital contributions from chairman                                           -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                         -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                        -             -      (1,300,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) financing activities                  2,812,000      (734,000)     56,583,000
                                                                      ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                      540,000    (1,136,000)      7,661,000
Cash and Cash Equivalents at Beginning of Period                        7,121,000    10,760,000               -
                                                                      ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                             $7,661,000    $9,624,000      $7,661,000
                                                                      ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                       -             -         $20,000
                                                                      ============  ============  ==============
 Convertible Debentures converted into 851,618,  2,893,492,
  and 6,470,583 shares of Common Stock, respectively                   $1,334,000    $8,104,000     $14,545,000
                                                                      ============  ============  ==============
  Warrants issued to debentureholders and placement agent                $252,000             -        $777,000
                                                                      ============  ============  ==============
See notes to unaudited consolidated financial statements
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 30, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock for cash                  2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617        $19,000    1,725,500       $2,000
                                                                ============  =============  ===========  ===========

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            0.92       851,618          1,000            -            -
  Sale of Class B Common Stock for cash                  1.62             -              -       50,000            -
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.57        54,304              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, JUNE 30, 1998                                           20,649,945        $21,000    1,775,500       $2,000
                                                                ============  =============  ===========  ===========

See notes to unaudited consolidated financial statements
Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
  Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
  Page 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock for cash                             778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                      $56,077,000   ($49,415,000)  $6,683,000
                                                                ============  =============  ===========

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                       759,000              -      760,000
  Sale of Class B Common Stock for cash                              81,000              -       81,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       303,000              -      303,000
  Class A Common Stock issued                                        85,000              -       85,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (2,913,000)  (2,913,000)
                                                                ------------  -------------  -----------
BALANCE, JUNE 30, 1998                                          $58,773,000   ($52,328,000)  $6,468,000
                                                                ============  =============  ===========

 See notes to unaudited consolidated financial statements
 CONTINUED
 Page 8 (column continuation)

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                June 30, 1998


(1)      INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1998 and results of operations for the three and six months ended June 30, 1998 and June 30, 1997. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for interim periods are not necessarily indicative of the results for a full year.

(2)      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities ". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.


SFAS No.133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after June 16, 1998. SFAS No.133 cannot be applied retroactively. SFAS No.133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1,
1998).

While the Company operates in international markets, it does so presently without the use of derivatives hedging instruments, and therefore this new pronouncement is not applicable.

(3)      NET LOSS PER SHARE

Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and, if any, potential dilutive common shares. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 1997 and 1998 is the same as Basic EPS because the inclusion of stock options and convertible debentures outstanding would be antidilutive.

(4)      STOCKHOLDERS' EQUITY

Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended June 30, 1998.

                     Shares                  Price
Granted              114,000             $1.00 - $1.75
Exercised              4,000                 $1.75
Cancelled             89,750             $1.75 - $5.50
Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The number of shares of Common Stock is to be computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants are to be exercisable during a period of four years from the date of issuance at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued. The Company issued 25,528 shares of Class A Common Stock during the quarter ended June 30, 1998, as well as a warrant to purchase 25,528 shares of Class A Common Stock at an exercise price of $1.38 per share. The Company has recorded a noncash charge of $23,000 which represents the fair value of the warrant.

(5)         LONG TERM LIABILITIES

On May 20, 1998, the Company completed a private placement to three accredited investors (the "Investors") of an aggregate of $4,000,000 of 5% Convertible Debentures due May 20, 2001 (the "Debentures"), and three series of Warrants to purchase up to an aggregate of 261,288 shares of
the Company's Class A Common Stock (the "Warrants").   The Debentures
will become convertible to the extent of 25% of the principal amount thereof commencing on September 17, 1998, with an additional 25% of the principal amount of the Debentures becoming first convertible on each of

October 17, 1998, November 16, 1998 and December 16, 1998 (subject to potential acceleration in certain instances) at a conversion price equal to 87% (if converted before November 17, 1998), 86% (if converted between November 17, 1998 and February 14, 1999), 85% (if converted between February 15, 1999 and May 20, 1999) or 84% (if converted after May 20, 1999), respectively, of the average of the closing bid prices of the Company's Class A Common Stock for the five consecutive trading days immediately preceding the date of conversion of the Debentures (the "Variable Conversion Price"); provided, however, that in no event may the conversion price be greater than $1.9375 per share, which was 125% of such average price over the five consecutive trading days prior to the consummation of the transaction (the "Fixed Conversion Price"). Interest on the Debentures is payable only on maturity, conversion, redemption or when other payment is made on the Debentures in cash or, if registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), in shares of the Company's Class A Common Stock valued at the applicable Debenture conversion price. Any Debentures outstanding on May 20, 2001 will be automatically converted into Class
A Common Stock of the Company as of that date. In addition, the Company may require conversion of outstanding Debentures after May 20, 2000 if the closing bid price of its Class A Common Stock on the trading day immediately preceding its giving of notice of conversion to Debenture holders is at least $3.0625. In the event the Company would be required to issue more than 4,000,000 shares of its Class A Common Stock upon conversion of all of the Debentures (the "Conversion Limit"), the Company will have the option of: (i) issuing additional shares of Common Stock if stockholder approval has been obtained or if stockholder approval is not required in order to comply with applicable rules of the market upon which its Class A Common Stock is traded or (ii) paying cash to the holder in an amount equal to the principal amount of Debentures being converted plus an amount equal to the number of shares of Class A Common Stock that would be otherwise issuable upon conversion of the Debentures multiplied by the difference between the highest sales price of the Company's Common Stock on the date of conversion and the applicable Debenture conversion price. In the event of a merger or other business combination or corporate reorganization, as a result of which the stockholders of the Company immediately prior thereto own in the aggregate less than 50% of the voting power of the ultimate parent resulting from such transaction, or the Company transfers all or substantially all of its assets to another person, then the Debenture holders may participate in such transaction as a class on the same basis as if the Debentures had been converted. In the event a purchase, tender or exchange offer is made and accepted by the holders of more than 50% of the voting power of all outstanding shares of Common Stock immediately prior thereto, the holders of the Debentures are entitled to redeem any outstanding Debentures at a redemption price equal to 115% of the then outstanding principal amount of the Debentures plus accrued interest on the Debentures.

The Company also issued to the Investors the Warrants in series entitling the Investors to purchase, at an exercise price of $1.9141 per share, an aggregate of 65,307 shares of the Company's Class A Common Stock at any time to and including May 19, 2002, 65,307 shares of the Company's Common Stock (subject to pro rata reduction to the extent the original principal amount of the Debentures issued to the Investors is not outstanding on the day such Warrant is first exercised) at any time between November 20, 1998 and November 19, 2002, and 130,614 shares of the Company's Class A Common Stock (subject to pro rata reduction to the extent the original principal amount of the Debentures issued to the Investors is not outstanding on the day such Warrant is first exercised) at any time between May 20, 1999 and May 19, 2003.

In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $525,000. These issuance costs are being amortized as a component of interest expense over the term of the Debentures. Upon conversion of the Debentures, the related unamortized deferred financing costs are charged to paid-in capital. The estimated noncash value of the Warrants; $252,000, has been recorded as additional paid-in capital, while their cost is included in the $525,000 total issuance costs related to these Debentures. In addition, the Company recorded additional paid-in capital and debt discount of $762,000 to reflect the dollar value of the maximum market price conversion discount (16%) related to these Debentures. The debt discount is being amortized and charged to interest expense from May 20, 1998 through May 20, 1999, the period during which the Debentures become 100% convertible and the maximum discount rate becomes applicable.

(6)      ACQUISITION

On April 23, 1998, the Company acquired all of the capital stock of Stellar Bio Systems, Inc., ("Stellar"), a manufacturer of immunodiagnostic kits and reagents. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock (398,406 shares were issued) plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar. The acquisition was accounted for by the purchase method. Stellar is not considered a significant subsidiary under the Securities and Exchange Commission Regulations S-X. Results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $604,000 has been allocated to intangible assets and goodwill, and will be amortized over a 10 year period. Any additional payments made when the contingency is resolved will be accounted for as additional goodwill and will be amortized over the remaining life of the goodwill.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The Company's results of operations include the results of operations of Stellar Bio Systems, Inc. ("Stellar") from April 23, 1998, the date of its acquisition by the Company.

Results of Operations

     Three Months ended June 30, 1998

The Company's net loss decreased by $284,000 (16%) during the three months ended June 30, 1998 from $1,780,000 in the 1997 period to $1,496,000 in the 1998 period. The decrease is attributable to profit contributions by Stellar Bio Systems and sales of TpP , the Company's

Thrombus Precursor Protein diagnostic test, a decrease in R&D expenses ($334,000), offset by an increase in SG&A ($204,000) and a reduction in investment income ($66,000).

Sales during the three months ended June 30, 1998 were $327,000, consisting of sales of Stellar products since the date of acquisition of Stellar in late April 1998 and sales of TpP by the Company, sales of which products commenced in the fourth quarter of 1997. Accordingly, there were no sales by the Company in the comparable 1997 period.

Cost of sales for the three months ended June 30, 1998 was $106,000 or 32% of sales.

Research and development expenses decreased $334,000 (37%) from $914,000 in the 1997 period to $580,000 in the 1998 period primarily as a result of reductions in R&D personnel, payments for research/collaborative projects and travel and meeting costs.

Selling, general and administrative expenses increased $204,000 (23%) from $891,000 in the 1997 period to $1,095,000 in the 1998 period primarily as a result of the acquisition of Stellar (for legal and consulting costs relating to the acquisition of Stellar and for Stellar's operations), additional personnel and increased consulting services relating to marketing and promotional efforts for TpP.

Interest expense increased by $1,000 (1%) from $126,000 in the 1997 period to $127,000 in the 1998 period, resulting from an increase in the amortized debt issuance cost component of interest expense over the term of the debentures ($64,000 and $41,000 during the second quarters of 1998 and 1997, respectively) offset, in part, by lower principal amount of convertible debentures outstanding during the 1998 period. Upon conversion of the Company's 7% and 8% Convertible Debentures ($950,000 and $4,320,000 during the second quarters of 1998 and 1997, respectively), the related unamortized debt issuance costs ($9,000 and $174,000 during the second quarters of 1998 and 1997, respectively) are charged to paid-in capital.

Investment income decreased $66,000 (44%) from $151,000 in the 1997 period to $85,000 in the 1998 period as a result of lower average cash balances offset, in part, by slightly higher interest rates on U.S. Government obligations in which most of the Company s available cash is invested.


     Six Months Ended June 30, 1998

The Company s net loss decreased $1,514,000 (34%) during the six months ended June 30, 1998 from a loss of $4,427,000 during the 1997 period to a loss of $2,913,000 in the 1998 period. The reduction in the net loss is attributable to the gross profit ($229,000 or 68%) on product sales of Stellar and sales of TpP kits, reduced R&D expenses ($896,000), interest expense ($637,000), offset by increased SGA ($154,00) and reduced investment income ($155,000).

Sales during the six months ended June 30, 1998 were $441,000, consisting of sales of Stellar products since the date of acquisition of Stellar in late April 1998 and sales of TpP by the Company, sales of which products commenced in the fourth quarter of 1997. Accordingly, there were no sales by the Company in the comparable 1997 period.

Cost of sales for the six months ended June 30, 1998 was $142,000 or 32% of sales.

Research and development expenses decreased $896,000 (45%) from $1,972,000 in the 1997 period to $1,076,000 in the 1998 period primarily due to the absence of costs incurred during the first six months of 1997 relating to the relocation of the Company's research laboratories from South Bend, Indiana to Boston, Massachusetts. The costs of such relocation included severance, relocation and moving costs as well as duplicate facility costs.

Selling, general and administrative expenses increased $154,000 (8%) from $1,977,000 in the 1997 period to $2,131,000 in the 1998 period as a result of increased personnel costs, selling expenses relating to the marketing and promotion of TpP and legal and consulting costs relating to the Stellar acquisition.

Interest expense decreased $637,000 (78%) from $813,000 in the 1997 period to $176,000 in the 1998 period, resulting from the absence of $492,000 of noncash amortization of the debt discount relating to the Company's 7% Convertible Debentures included in the first quarter of 1997, and lower outstanding Debentures during the six months ended June 30, 1998. Upon the conversion of the Company's 7% and 8% Convertible Debentures ($1,700,000 and $8,300,000 during the six months of 1998 and 1997, respectively), the related unamortized debt issuance costs ($24,000 and $353,000 during the six months of 1998 and 1997, respectively) are charged to paid-in capital.

Investment income decreased $155,000 (48%) from $326,000 in the 1997 period to $171,000 in the 1998 period as a result of lower average cash balances offset, in part, by slightly higher interest rates on U.S. Government obligations in which most of the Company s available cash is invested.

Liquidity and Capital Resources

As of June 30, 1998, the Company had working capital of $7,222,000 compared to $6,961,000 at December 31, 1997. The Company's management believes that current working capital will be sufficient to fund its liquidity needs beyond 1998.

During the six months ended June 30, 1998, the Company's cash position increased by $540,000 to $7,661,000. Operating activities used $2,043,000 in cash (resulting primarily from a cash loss of $2,549,000, net of non cash expenses of $364,000, offset, in part, by cash provided by a net change in operating assets and liabilities of $506,000 arising from an increase in accounts payable and accrued expenses of $736,000 offset, in part, primarily from an increase of $198,000 in accounts receivable resulting from product sales and the Company's acquisition of Stellar). Investing activities used $229,000 in cash (primarily related to the acquisition of Stellar and payments for patent costs and fixed assets). Financing activities provided a net of $2,812,000 in cash, principally from the sale of $4,000,000 principal amount 5% Convertible Debentures for $3,727,000, after expenses, offset, in part, primarily by payments made in lieu of issuing shares of Class A Common Stock to holders of the Company's 7% Convertible Debentures upon conversion thereof. During the six months ended June 30, 1998, $1,350,000 of the 7% Convertible Debentures and $350,000 of the 8% Convertible Debentures were converted into an aggregate of 851,618 Class A Common Stock.

The Company expects to continue to incur substantial expenditures relating to new diagnostic and therapeutic product development, ongoing clinical studies for TpP, marketing and manufacturing of TpP and the Company's FiF reagents and kits, developing point of care (POC) formats for TpP, additional preclinical development of neurological compounds (ABS 103 and ABS 205), additional investment in Stellar's product line by filing 510K's for FDA approval and developing new monoclonal antibodies and products based on the proprietary antigen free mouse technology. In addition, the Company is seeking strategic acquisitions of products and/or companies which may entail the use of cash, issuance of stock or debt. While the Company has begun marketing its products directly, its product development plans still include entering into collaborative, licensing and co-marketing arrangements with other diagnostic and pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company.

Year 2000

The Company has been assessing the impact of the Year 2000 issue on its information systems. In connection with these assessments, which are ongoing, the Company has identified potential deficiencies and is addressing them through upgrades and other remediation. In accordance with accounting rules, costs associated with modifying existing computer software for Year 2000 will be expensed as incurred. In addition, the

Company is in the process of evaluating the measures being undertaken by its critical customers and suppliers to address the Year 2000 issues. The cost of implementing the upgrades and remediations are not expected to be material to the Company's results of operations.


PART II
                                 OTHER INFORMATION

Item 2.  Changes in Securities

     During the three months ended June 30, 1998, holders of $300,000 of the Company's 8% Convertible Debentures and $650,000 of the Company's 7% Convertible Debentures converted such debentures into 360,376 and 219,990 shares of the Company's Class A Common Stock, respectively. The Company believes that the exemption from registration afforded by
Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), is applicable to the issuances of such shares, as such issuances involved a security exchanged by the Company with existing securityholders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

       In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares are computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. Each Warrant is exercisable during a period of four years from the date of issuance at a price equal to the closing price of the underlying Class A Common Stock on the date the Warrant is issued. Pursuant to the lease agreement, on May 31, 1998, the Company issued 25,528 shares of Class A Common Stock and a Warrant to purchase 25,528 shares of Class A Common Stock at an exercise price of $1.38 per share. In connection with such acquisition, the purchaser (an accredited investor) agreed to acquire the Issued Shares, the Warrant and the

Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

Reference is made to Note 5 of the Notes to the Consolidated Financial Statements on Part I of this Report for information concerning a private placement completed on May 20, 1998 of an aggregate of $4,000,000 of 5% Convertible Debentures due May 20, 2001 (the "Debentures"), and three series of Warrants to purchase up to an aggregate of 261,288 shares of the Company's Class A Common Stock (the "Warrants"), which information (including information concerning the terms of the conversion of the Debentures and exercise of the Warrants) is incorporated herein by reference. The Debentures and Warrants, which were sold for cash of $4,000,000, were placed through Jesup & Lamont Securities Corp., which acted as placement agent for the transaction, and received a commission of $200,000. Each of the three accredited investor purchasers, acknowledged that it was purchasing the Debentures, the Warrants and the Company's Class A Common Stock issuable upon conversion of the Debentures and the exercise of the Warrants for investment, for its own
account and not with a view towards their distribution.   The Company
believes that the exception afforded by Section 4(2) of the Act is applicable to the issuance of the Debentures and the Warrants.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company s 1998 Annual Meeting of Stockholders held on June 18,
1998:

     (a) The following seven directors, each of whom were nominated by the Board of Directors, were elected by the following votes:
                                                         Voting Authority
                                            For               Abstain
     Alfred J. Roach                    33,442,515               688,057

     Stephen H. Ip                      33,632,772               497,800
     Ellena M. Byrne                    33,667,072               463,500
     Timothy J. Roach                   33,505,770               624,802
     Gustav V. R. Born                  33,631,672               498,900
     Joseph C. Hogan                    33,625,672               504,900
     William G. Sharwell                33,644,427               486,145

     (b) Ratified the appointment of Arthur Andersen LLP to serve as the Company s independent auditors for the year ending December 31, 1998 by the following vote:

                          For            Against        Abstain
                       33,852,621        203,955        73,996

     (c) Adopted an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock which may be issued thereunder from 1,000,000 to 2,000,000 shares.

               For            Against     Abstain   Broker Non-Votes
            22,202,367       1,615,996    249,481      10,062,728

     Each matter was approved by the vote of Common Class A and Class B stockholders voting together as one class, with each share of Class A having one vote and each share of Class B having ten votes.

Item 5.  Other Events

At the annual meeting of the Board of Directors, following the annual meeting of the Stockholders on June 18, 1998, the Board elected the following as the executive officers of the Company.

   Name                  Position
Alfred J. Roach          Chairman of the Board and Chief Executive Officer
Stephen H. Ip            President and Chief Operating Officer

Emer Leahy               Senior Vice President Business Development
Ellena M. Byrne          Executive Vice President-Global Scientific Network
James H. McLinden        Vice President-Molecular Biology
George Christoffersen    Vice President-Research and Development
Josef C. Schoell         Vice President Finance
Timothy J. Roach         Treasurer and Secretary

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               27   Financial Data Schedule
         (b)   Reports on Form 8-K
               The Company filed two reports on Form 8-K during the quarter ended June 30, 1998, dated (date of earliest event reported) April 27, 1998 (as filed on April 28,
               1998) and May 20, 1998 (as filed on June 3, 1998), both reporting under Item 5, Other Events. No financial statements were filed with either report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                               AMERICAN BIOGENETIC SCIENCES,INC.
                                         (Registrant)

Date: August 13, 1998                       /s/ Josef C. Schoell
                                          -----------------------
                                          Josef C. Schoell
                                          Vice President, Finance
                                          (Principal Financial and
                                          Accounting Officer)