Form 10-Q
period 1998-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1998-11-13
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998        Commission File Number 0-19041


                      American Biogenetic Sciences, Inc.
           (Exact name of registrant as specified in its charter)

             Delaware                                  11-2655906
(State or other jurisdiction               (I.R.S.Employer Identification No.)
 of incorporation or organization)


            1375 Akron Street                               516-789-2600
   Copiague, New York 11726                           (Telephone number)
Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES   X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at November 12, 1998
Class A Common Stock, par value $.001                 35,510,538
Class B Common Stock, par value $.001                  3,000,000

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

              Form 10-Q for the Quarter Ended September 30, 1998

                                    INDEX
Part I - FINANCIAL INFORMATION

Item 1:   Financial Statements:                                   Page No.
         Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997                 3
         Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1998 and
            September 30, 1997 and For the Period from Inception
            (September 1, 1983) Through September 30, 1998           4
         Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and September 30, 1997
            and For the Period from Inception (September 1, 1983)
            Through September 30, 1998                               5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through September 30, 1998                               6 - 8
         Notes to Consolidated Financial Statements                  9 - 15
Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                16 - 20
Part II - OTHER INFORMATION
Item 6:   Exhibits and Reports on Form 8-K                           21 - 23
              Signature                                              24

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED BALANCE SHEETS

                                                       September 30,  December 31,
Assets                                                     1998           1997
                                                       ------------   ------------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                             $5,695,000     $7,121,000

  Accounts receivable                                      250,000              -
  Inventory                                                496,000        296,000
  Other current assets                                      47,000         41,000
                                                       ------------   ------------
    Total current assets                                 6,488,000      7,458,000
                                                       ------------   ------------
Fixed assets, at cost, net of accumulated
 depreciation and amortization of $1,705,000
 and $1,481,000, respectively                              640,000        511,000

Patent costs, net of accumulated
 amortization of $365,000 and $292,000,
 respectively                                            1,474,000      1,337,000

Debt issuance costs, net of accumulated
 amortization of $613,000 and $520,000,
 respectively                                              457,000         59,000

Intangible assets                                          582,000              -

Other assets                                                36,000         23,000
                                                       ------------   ------------
                                                        $9,677,000     $9,388,000
                                                       ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $683,000       $494,000
  Current portion of capital lease obligation                3,000          3,000
                                                       ------------   ------------
    Total current liabilities                              686,000        497,000
                                                       ------------   ------------
Long Term Liabilities:

  Notes Payable                                            127,000              -
  5% convertible debentures, net of unamortized debt
     discount of $508,000                                3,409,000              -
  7% convertible debentures                                      -      1,350,000
  8% convertible debentures                                500,000        850,000
  Long-term portion of capital lease obligation              6,000          8,000
                                                       ------------   ------------
    Total liabilities                                    4,728,000      2,705,000
                                                       ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 shares authorized;
  20,895,062 and 19,341,617 shares issued
  and outstanding, respectively                             21,000         19,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 1,775,500 and
   1,725,500 shares issued and outstanding, respectively     2,000          2,000

  Additional paid-in capital                            58,913,000     56,077,000

  Deficit accumulated during the
    development stage                                  (53,987,000)   (49,415,000)
                                                       ------------   ------------
    Total stockholders' equity                           4,949,000      6,683,000
                                                       ------------   ------------
                                                        $9,677,000     $9,388,000
                                                       ============   ============
See notes to unaudited consolidated financial statements

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                                                                    For the Period
                                                                                                    From Inception
                                              Three Months Ended             Nine Months Ended      (September 1,
                                        --------------------------  ------------------------------  1983) Through
                                        September 30, September 30, September 30,   September 30,   September 30,
                                            1998          1997           1998            1997            1998
                                        ------------  ------------  --------------  --------------  --------------
Revenues:
  Sales                                    $412,000     $      -         $853,000       $      -       $1,003,000
  Royalties / license fees                        -             -               -               -       1,000,000
  Collaborative agreements                        -             -               -           9,000         302,000
                                        ------------  ------------  --------------  --------------  --------------
                                            412,000             -         853,000           9,000       2,305,000

Expenses:
  Cost of sales                             173,000             -         315,000               -         347,000
  Research and development                  587,000       704,000       1,663,000       2,676,000      28,308,000
  Selling, general and administrative     1,082,000       973,000       3,213,000       2,950,000      27,874,000
                                        ------------  ------------  --------------  --------------  --------------
     Loss from operations                (1,430,000)   (1,677,000)     (4,338,000)     (5,617,000)    (54,224,000)
                                        ------------  ------------  --------------  --------------  --------------

Other Income (Expense):
  Interest expense                         (320,000)      (65,000)       (496,000)       (878,000)     (4,238,000)
  Net gain on sale of fixed assets                -         1,000               -           1,000           7,000
  Net investment income                      91,000       127,000         262,000         453,000       4,468,000
                                        ------------  ------------  --------------  --------------  --------------
     Net loss                           ($1,659,000)  ($1,614,000)    ($4,572,000)    ($6,041,000)   ($53,987,000)
                                        ============  ============  ==============  ==============  ==============

Per Share Information (Note 3):
 Net loss per common share:
      Basic                                  ($0.07)       ($0.08)         ($0.21)         ($0.31)
                                        ============  ============  ==============  ==============
      Diluted                                ($0.07)       ($0.08)         ($0.21)         ($0.31)
                                        ============  ============  ==============  ==============
 Common shares used in computing
   per share amounts:
      Basic                              22,442,000    20,694,000      21,854,000      19,774,000
                                        ============  ============  ==============  ==============
      Diluted                            22,442,000    20,694,000      21,854,000      19,774,000
                                        ============  ============  ==============  ==============
See notes to unaudited consolidated financial statements


Page 4

          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (September 1,
                                                                            Nine Months Ended         1983)
                                                                      --------------------------     Through
                                                                      September 30, September 30, September 30,
                                                                          1998          1997           1998
                                                                      ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                              ($4,572,000)  ($6,041,000)   ($53,987,000)
Adjustments to reconcile net (loss) to net cash
 provided or (used) in operating activities:
  Depreciation and amortization                                           415,000       410,000       2,640,000
  Net gain on sale of fixed assets                                              -        (1,000)         (7,000)
  Net gain on sale of marketable securities                                     -             -        (217,000)
  Other non-cash expenses accrued primarily for stocks and warrants        78,000       127,000       1,814,000
  Amortization of debt discount included in interest expense              254,000       492,000       2,097,000
  Write off of patent costs                                                     -             -          93,000
  (Increase) decrease in accounts receivable                             (142,000)            -        (142,000)
  (Increase) decrease in inventory                                        (42,000)     (223,000)       (338,000)
  (Increase) decrease in other current assets                              (6,000)      494,000         (47,000)
  (Increase) decrease in other assets                                      (9,000)       (2,000)         63,000
  Increase (decrease) in accounts payable and accrued expenses            185,000       440,000         896,000
  Increase in interest payable to stockholder                                   -             -         112,000
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) operating activities                 (3,839,000)   (4,304,000)    (47,023,000)
                                                                      ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                    (37,000)     (198,000)     (2,039,000)
  Proceeds from sale of fixed assets                                            -         2,000          18,000
  Payments for patent costs and other assets                             (210,000)     (360,000)     (1,909,000)
  Business acquisition, net of stock issued and cash acquired            (119,000)            -        (119,000)
  Proceeds from maturity and sale of marketable securities                      -     5,817,000      67,549,000
  Purchases of marketable securities                                            -    (2,796,000)    (67,332,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) investing activities                   (366,000)    2,465,000      (3,832,000)
                                                                      ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                         (1,000,000)   (1,154,000)     (2,246,000)
  Proceeds from issuance of common stock, net                              98,000       399,000      36,400,000
  Proceeds from issuance of 5% convertible debentures, net              3,727,000             -       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -       7,790,000
  Principal payments under capital lease obligation and notes payable     (46,000)       (2,000)        (55,000)
  Capital contributions from chairman                                           -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                         -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                        -             -      (1,300,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) financing activities                  2,779,000      (757,000)     56,550,000
                                                                      ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                   (1,426,000)   (2,596,000)      5,695,000
Cash and Cash Equivalents at Beginning of Period                        7,121,000    10,760,000               -
                                                                      ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                             $5,695,000    $8,164,000      $5,695,000
                                                                      ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                       -             -         $20,000
                                                                      ============  ============  ==============
 Convertible Debentures converted into 1,036,142,  2,944,201,
  and 6,655,107 shares of Common Stock, respectively                     $835,000    $8,252,000     $14,046,000
                                                                      ============  ============  ==============
  Warrants issued to debentureholders and placement agent                $252,000             -        $777,000
                                                                      ============  ============  ==============
See notes to unaudited consolidated financial statements
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 30, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock for cash                  2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617        $19,000    1,725,500       $2,000
                                                                ============  =============  ===========  ===========

  Conversion of 5%, 7% and 8% Convertible Debentures
    into Class A Common Stock                            0.84     1,036,142          1,000            -            -
  Sale of Class B Common Stock for cash                  1.62             -              -       50,000            -
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.11       114,897              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, SEPTEMBER 30, 1998                                      20,895,062        $21,000    1,775,500       $2,000
                                                                ============  =============  ===========  ===========

See notes to unaudited consolidated financial statements
Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
  Page 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
  Page 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock for cash                             778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                      $56,077,000   ($49,415,000)  $6,683,000
                                                                ============  =============  ===========

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                       834,000              -      835,000
  Sale of Class B Common Stock for cash                              81,000              -       81,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       325,000              -      325,000
  Class A Common Stock issued                                       128,000              -      128,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (4,572,000)  (4,572,000)
                                                                ------------  -------------  -----------
BALANCE, SEPTEMBER 30, 1998                                     $58,913,000   ($53,987,000)  $4,949,000
                                                                ============  =============  ===========

 See notes to unaudited consolidated financial statements
 CONTINUED
 Page 8 (column continuation)

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                              September 30, 1998


(1)      INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1998 and results of operations for the three and nine months ended September 30, 1998 and September 30, 1997. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the full year.

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

(4)      STOCKHOLDERS' EQUITY

Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended September 30, 1998.
                    Shares                  Price
Granted            162,500               $.61 - $1.00
Exercised             0                       -
Cancelled           5,250               $1.52 - $5.50

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The number of shares of Common Stock is to be computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. The Company issued 54,293 shares of Class A Common Stock during the quarter ended September 30, 1998, as well as a warrant to purchase 54,293 shares of Class A Common Stock at an exercise price of $.63 per share. The Company has recorded a noncash charge of $22,000 which represents the fair value of the warrant.

(5)         LONG TERM LIABILITIES

On May 20, 1998, the Company completed a private placement to three accredited investors (the "Investors") of an aggregate of $4,000,000 of 5% Convertible Debentures due May 20, 2001 (the "Debentures"), and three series of Warrants to purchase up to an aggregate of 261,288 shares of
the Company's Class A Common Stock (the "Warrants").   The Debentures
became convertible to the extent of 25% of the principal amount thereof commencing on September 17, 1998, with an additional 25% of the principal amount of the Debentures becoming first convertible on each of October 17, 1998, November 16, 1998 and December 16, 1998 (subject to potential acceleration in certain instances) at a conversion price equal to 87% (if converted before November 17, 1998), 86% (if converted between November 17, 1998 and February 14, 1999), 85% (if converted between February 15, 1999 and May 20, 1999) or 84% (if converted after May 20, 1999), respectively, of the average of the closing bid prices of the Company's Class A Common Stock for the five consecutive trading days immediately preceding the date of conversion of the Debentures (the "Variable Conversion Price"); provided, however, that in no event may the conversion price be greater than $1.9375 per share, which was 125% of such average price over the five consecutive trading days prior to the consummation of the transaction (the "Fixed Conversion Price"). Interest on the Debentures is payable only on maturity, conversion, redemption or when other payment is made on the Debentures in cash or, if registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), in shares of the Company's Class A Common Stock valued at the applicable Debenture conversion price. Any Debentures outstanding on May 20, 2001 will be automatically converted into Class
A Common Stock of the Company as of that date. In addition, the Company may require conversion of outstanding Debentures after May 20, 2000 if the closing bid price of its Class A Common Stock on the trading day immediately preceding its giving of notice of conversion to Debenture holders is at least $3.0625. In the event the Company would be required to issue more than 4,000,000 shares of its Class A Common Stock upon conversion of all of the Debentures (the "Conversion Limit"), the Company will have the option of: (i) issuing additional shares of Common Stock if stockholder approval has been obtained or if stockholder approval is not required in order to comply with applicable rules of the market upon which its Class A Common Stock is traded or (ii) paying cash to the holder in an amount equal to the principal amount of Debentures being converted plus an amount equal to the number of shares of Class A Common Stock that would be otherwise issuable upon conversion of the Debentures multiplied by the difference between the highest sales price of the Company's Common Stock on the date of conversion and the applicable Debenture conversion price. In the event of a merger or other business combination or corporate reorganization, as a result of which the stockholders of the Company immediately prior thereto own in the aggregate less than 50% of the voting power of the ultimate parent resulting from such transaction, or the Company transfers all or substantially all of its assets to another person, then the Debenture holders may participate in such transaction as a class on the same basis as if the Debentures had been converted. In the event a purchase, tender or exchange offer is made and accepted by the holders of more than 50% of the voting power of all outstanding shares of Common Stock immediately prior thereto, the holders of the Debentures are entitled to redeem any outstanding Debentures at a redemption price equal to 115% of the then outstanding principal amount of the Debentures plus accrued interest on the Debentures.

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

(6)      ACQUISITION

On April 23, 1998, the Company acquired all of the capital stock of Stellar Bio Systems, Inc., ("Stellar"), a manufacturer of immunodiagnostic kits and reagents. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock (398,406 shares were issued) plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar with the Class A Common Stock to be valued at its market value on the anniversary dates. The acquisition was accounted for by the purchase method. Stellar is not considered a significant subsidiary under the Securities and Exchange Commission Regulations S-X. Results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $604,000 has been allocated to intangible assets and goodwill, and will be amortized over a 10 year period. Any additional future payments required under the contingent earnout provisions of the purchase agreement will be accounted for as additional goodwill and will be amortized over the remaining life of the goodwill.

(7)      SUBSEQUENT EVENTS

         On October 27, 1998, the Company agreed to issue an aggregate of 10,800,000 shares of its Class A Common Stock to a group of accredited investors at a price of $.25 per share, a price above the market price of the Company's Class A Common Stock at the time. Of such shares, 4,000,000 shares were purchased by Alfred J. Roach, the Company's Chairman of the Board of Directors and Chief Executive Officer, for an aggregate price of $1,000,000. The Company has agreed to register the shares issued in the private placement under the Securities Act of 1933, as amended (the "Securities Act"), within six months after the issuance of the shares. The $2,700,000 proceeds thereof, together with $1,152,000 of the Company's funds were used to repurchase the remaining $3,248,000 outstanding principal amount plus accrued interest and a 16% premium of the Company's 5% Convertible Debentures and Warrants to purchase 261,228 shares of the Company's Class A Common Stock, each of which had been issued in May 1998 as part of a private placement of $4,000,000 of such debentures, of which $752,000 has been converted into an aggregate of 4,000,000 shares of the Company's Class A Common Stock. As a result, in the fourth quarter of fiscal 1998, the Company will record a one time charge to earnings of approximately $1,140,000 for the loss on the early extinguishment of the 5% Convertible Debentures.


Item 2.       Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company's results of operations include the results of operations of Stellar Bio Systems, Inc. ("Stellar") from April 23, 1998, the date of its acquisition by the Company.

Results of Operations

     Three Months ended September 30, 1998

The Company's net loss of $1,659,000 for the third quarter ended September 30, 1998 was $45,000 higher than the net loss of $1,614,000 for the third quarter ended September 30, 1997. The increase in the net loss was primarily due to an increase in interest expense ($255,000), an increase in selling, general and administrative expense ($109,000) and a reduction in investment income ($36,000) offset, in large part, by the gross profit ($239,000) of Stellar and of TpP, the Company's Thrombus Precursor Protein diagnostic test and a reduction in research and development expenses ($117,000).

Sales during the three months ended September 30, 1998 were $412,000, consisting of sales of Stellar products for a full three months and continued sales of TpP. Stellar was acquired in April 1998 and TpP sales commenced in the fourth quarter of 1997. Accordingly, there were no product sales by the Company in the comparable 1997 period.

Cost of sales for the three months ended September 30, 1998 was $173,000 or 42% of sales.

Research and development expenses decreased $117,000 from $704,000 to $587,000, primarily as a result of reductions in research and development personnel and consulting costs offset, in part, by increases in the cost of TpP clinical studies and point of care (POC) development costs and the inclusion of Stellar for the entire three months of 1998.

Selling, general and administrative expenses increased $109,000 from $973,000 to $1,082,000, primarily as a result of the inclusion of Stellar for the entire three months of 1998 and increased costs associated with the marketing and promotional effort for TpP.

Interest expense increased by $255,000 from $65,000 in the 1997 period to $320,000 in the 1998 period, resulting from an increase in the amortized debt issuance and debenture discount cost component of interest expense ($240,000 and $19,000 during the third quarters of 1998 and 1997, respectively). Upon conversion of the Company's convertible debentures ($83,000 and $150,000 during the third quarters of 1998 and 1997, respectively), the related unamortized debt issuance costs ($9,000 and $4,000 during the third quarters of 1998 and 1997, respectively) are charged to paid-in capital. As a result of the November 1998 repurchase of the Company's 5% Convertible Debentures, ongoing interest expense related to these debentures ceased. The Company will record a one time charge to earnings of approximately $1,140,000 in the fourth quarter of 1998, relating to the early extinguishment of the 5% Convertible Debentures.

Investment income decreased $36,000 from $127,000 in the 1997 period to $91,000 in the 1998 period as a result of lower average cash balances offset, in part, by slightly higher interest rates on U.S. Government obligations in which most of the Company s available cash is invested.

     Nine Months Ended September 30, 1998

The Company s net loss decreased $1,469,000 during the nine months ended September 30, 1998 from a loss of $6,041,000 during the 1997 period to a loss of $4,572,000 in the 1998 period. The reduction in the net loss is attributable to the reduced research and development expenses ($1,013,000), gross profit ($538,000 or 63%) on sales of Stellar products and TpP kits and reduced interest expense ($382,000) offset, in part, by increased selling, general and administrative expenses ($263,000) and reduced investment income ($191,000).

Sales during the nine months ended September 30, 1998 were $853,000, consisting of sales of Stellar products since the date of acquisition of Stellar in late April 1998 and sales of TpP, which commenced in the fourth quarter of 1997. Accordingly, there were no product sales by the Company in the comparable 1997 period. Revenues during the nine months of 1997 ($9,000) were from the sale of reagents, research materials and services relating to collaborative agreements.

Cost of sales for the nine months ended September 30, 1998 was $315,000 or 37% of sales.

Research and development expenses decreased $1,013,000 from $2,676,000 to $1,663,000 in the 1998 period primarily due to the absence of costs incurred during the first six months of 1997 relating to the relocation of the Company's research laboratories from South Bend, Indiana to Boston, Massachusetts and reduced consulting costs offset, in part, by increases in the cost of TpP clinical studies and POC development costs. The costs of such relocation included severance, relocation and moving costs as well as duplicate facility costs.

Selling, general and administrative expenses increased $263,000 from $2,950,000 in the 1997 period to $3,213,000 in the 1998 period as a result of increased personnel costs, selling expenses relating to the marketing and promotion of TpP and the inclusion of Stellar from April 23, 1998.

Interest expense decreased $382,000 from $878,000 in the 1997 period to $496,000 in the 1998 period due to a reduction of $238,000 in amortization of the debt discount ($492,000 related to the Company's 7% Convertible Debentures included in the first quarter of 1997 as compared to $254,000 of amortization related to the Company's 5% Convertible Debentures issued May 20, 1998) and lower outstanding Debentures during the first five months of 1998. Upon the conversion of the Company's Convertible Debentures ($1,783,000 and $8,450,000 during the nine months of 1998 and 1997, respectively), the related unamortized debt issuance costs ($33,000 and $357,000 during the nine months of 1998 and 1997, respectively) were charged to paid-in capital. As a result of the November 1998 repurchase of the Company's 5% Convertible Debentures, ongoing interest expense related to these debentures ceased. The Company will record a one time charge to earnings of approximately $1,140,000 in the fourth quarter of 1998, relating to the early extinguishment of the 5% Convertible Debentures.

Investment income decreased $191,000 from $453,000 in the 1997 period to $262,000 in the 1998 period as a result of lower average cash balances offest, in part, by slightly higher interest rates on U.S. Government obligations in which most of the Company s available cash is invested.


Liquidity and Capital Resources

As of September 30, 1998, the Company had working capital of $5,802,000 compared to $6,961,000 at December 31, 1997. The Company's management believes that current working capital will be sufficient to fund its liquidity needs beyond 1998.

During the nine months ended September 30, 1998, the Company's cash, position decreased by $1,426,000 to $5,695,000. Operating activities used $3,839,000 in cash, resulting primarily from a cash loss of $3,825,000, net of non cash expenses of $747,000, and cash used by a net change in operating assets and liabilities of $14,000. Investing activities used $336,000 in cash (primarily related to the acquisition of Stellar and payments for patent costs and fixed assets). Financing activities provided a net of $2,779,000 in cash, principally from the sale of $4,000,000 principal amount 5% Convertible Debentures for $3,727,000, after expenses, offset, in part, primarily by payments made in lieu of issuing shares of Class A Common Stock to holders of the Company's 7% Convertible Debentures upon conversion thereof. During the nine months ended September 30, 1998, $83,000 of the 5% Convertible Debentures, $1,350,000 of the 7% Convertible Debentures and $350,000 of the 8% Convertible Debentures were converted into an aggregate of 1,036,142 Class A Common Stock.

On October 27, 1998, the Company agreed to issue an aggregate of 10,800,000 shares of its Class A Common Stock to a group of accredited investors at a price of $.25 per share, a price above the market price of the Company's Class A Common Stock at the time. Of such shares, 4,000,000 shares were purchased by Alfred J. Roach, the Company's Chairman of the Board of Directors and Chief Executive Officer, for an aggregate price of $1,000,000. The Company has agreed to register the shares issued in the private placement under the Securities Act of 1933, as amended (the "Securities Act"), within six months after the issuance of the shares. The $2,700,000 proceeds thereof, together with $1,152,000 of the Company's funds, were used to repurchase the remaining $3,248,000 outstanding principal amount plus accrued interest and a 16% premium of the Company's 5% Convertible Debentures and Warrants to purchase 261,228 shares of the Company's Class A Common Stock, each of which had been issued in May 1998 as part of a private placement of $4,000,000 of such debentures, of which $752,000 has been converted into an aggregate of 4,000,000 shares of the Company's Class A Common Stock. As a result, in the fourth quarter of fiscal 1998, the Company will record a one time charge to earnings of approximately $1,140,000 for the loss on the early extinguishment of the 5% Convertible Debentures.

The Company expects to continue to incur substantial expenditures relating to new diagnostic and therapeutic product development, ongoing clinical studies for TpP, marketing and manufacturing of TpP and the Company's FiF reagents and kits, developing point of care (POC) formats for TpP, additional preclinical development of neurological compounds (ABS 103 and ABS 205), additional investment in Stellar's product line by filing 510K's for FDA approval and developing new monoclonal antibodies and products based on the proprietary antigen free mouse technology. In addition, the Company is seeking strategic acquisitions of products and/or companies which may entail the use of cash, issuance of stock or debt. While the Company has begun marketing its products directly, its product development plans still include entering into collaborative, licensing and co-marketing arrangements with other diagnostic and pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. There can be no assurance that such arrangement will be entered into, or if entered into, that the terms thereof will be favorable to the Company. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company. There can be no assurance that such financing will be available, or if available, the terms thereof.

Year 2000

The Company has been assessing the impact of the Year 2000 issue on its information systems. In connection with these assessments, which are ongoing, the Company has identified potential deficiencies and is addressing them through upgrades and other remediation. In accordance with accounting rules, costs associated with modifying existing computer software for Year 2000 will be expensed as incurred. In addition, the Company is in the process of evaluating the measures being undertaken by
its customers and suppliers to address the Year 2000 issues.     The
Company is not dependent on any one customer nor supplier and believes alternate sources of supply for product components are widely available. The cost of implementing the upgrades and remediations are not expected to be material to the Company's results of operations.

                              PART II
                              OTHER INFORMATION

Item 2.  Changes in Securities

     During the quarter ended September 30, 1998, holders of $83,000 of the Company's 5% Convertible Debentures converted such debentures into 184,524 shares of the Company's Class A Common Stock. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), is applicable to the issuances of such shares as such issuances involved a security exchanged by the Company with existing securityholders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

       In connection with a lease agreement for certain facilities, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares are computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The Warrant Shares are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the Warrant is issued and for a period of four years from the date of issuance. Pursuant to the lease agreement, on August 28, 1998, the Company issued 54,293 shares of Class A Common Stock and a Warrant to purchase 54,293 shares of Class A Common Stock at an exercise price of $.63 per share. The purchaser agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

     On October 27, 1998, after the close of the period covered by this report, the Company agreed to issue an aggregate of 10,800,000 shares of its Class A Common Stock to a group of accredited investors at a price of $.25 per share, a price above the market price of the Company's Class A Common Stock at the time. Of such shares, 4,000,000 shares were purchased by Alfred J. Roach, the Company's Chairman of the Board of Directors and Chief Executive Officer, for an aggregate purchase price of $1,000,000. The Company has agreed to register the shares issued in the private placement under the Act, as amended, within six months of the issuance of the shares. The $2,700,000 proceeds thereof, together with $1,152,000 of the Company's funds were used to repurchase the remaining $3,248,000 outstanding principal amount plus accrued interest and a 16% premium of the Company's 5% Convertible Debentures and Warrants to purchase 261,228 shares of the Company's Common Stock, each of which had been issued in May 1998 as part of a private placement of $4,000,000 of such debentures, of which $752,000 had been converted into an aggregate of 4,000,000 shares of the Company's Class A Common Stock. Each of the investors represented to the Company that such investor was acquiring the shares issued to such investors for investment only and not with a view to the distribution of all or any part thereof as the phrases "investment only" and "distribution" have meaning under the Act, and that each is an accredited investor within the meaning of Rule 501(a) of Regulation D under the Act. Accordingly, the Company believes that the exemption from registration afforded by Section 4(2) of the Securities Act is applicable to the issuance of the shares so issued.

Item 4.  Submission of Matters to a Vote of Securityholders

     At a Special Meeting of Stockholders of the Company held on November 11, 1998, after the close of the period covered by this Report, stockholders of the Company authorized an Amendment to the Company's Restated Certificate of Incorporation in order to effect a stock combination (reverse split) pursuant to which the Company's outstanding shares of Class A Common Stock and Class B Common Stock would be exchanged for new shares of Class A Common Stock and Class B Common Stock, respectively, in an exchange ratio to be approved by the Board of Directors, ranging from one newly issued share for each four outstanding shares to one newly issued share for each eight outstanding shares by vote of 33,637,605 shares in favor and 3,096,323 shares against, with 139,256 shares abstaining. As a result of the Company's repurchase of all remaining outstanding 5% Convertible Debentures, the second proposal scheduled for consideration at such stockholders meeting (to approve the issuance of more than 4,000,000 shares of Class A Common Stock upon conversion of such debentures) became moot and was not considered by stockholders.

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               27   Financial Data Schedule
         (b)   Reports on Form 8-K
               No Reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                               AMERICAN BIOGENETIC SCIENCES, INC.
                                         (Registrant)

Date November 13, 1998                /s/ Josef C. Schoell

                                     Josef C. Schoell
                                     Vice President, Finance
                                     (Principal Financial and
                                     Accounting Officer)