Form 10-Q/A
period 1998-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1999-02-25
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1998.

                                       OR

(   )        Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the transition period from ____________ to ____________


                           Commission File No. 0-15192

                       AMERICAN BIOGENETIC SCIENCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   11-2655906
  ---------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                   1375 Akron Street, Copiague, New York 11726
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (516) 789-2600
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 13, 1998.


                        Class                   Outstanding at November 12, 1998
--------------------------------------------------------------------------------

Class A Common Stock, par value $.001                    35,510,538
Class B Common Stock, par value $.001                     3,000,000

                       American Biogenetic Sciences, Inc.

                                   Form 10-Q/A

                    For the Quarter Ended September 30, 1998


PART I.     FINANCIAL INFORMATION                                           Page
                                                                            ----


Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................  3
Part II.    OTHER INFORMATION
            SIGNATURES.......................................................  7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's results of operations include the results of operations of Stellar Bio Systems, Inc. ("Stellar") from April 23, 1998, the date of its acquisition by the Company.

Results of Operations

         Three Months ended September 30, 1998

         The Company's net loss of $1,659,000 for the third quarter ended September 30, 1998 was $45,000 higher than the net loss of $1,614,000 for the third quarter ended September 30, 1997. The increase in the net loss was primarily due to an increase in interest expense ($255,000), an increase in selling, general and administrative expense ($109,000) and a reduction in investment income ($36,000) offset, in large part, by the gross profit
($239,000) of Stellar and of TpP, the Company's Thrombus Precursor Protein diagnostic test, and a reduction in research and development expenses ($117,000).

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

         Interest expense increased by $255,000 from $65,000 in the 1997 period to $320,000 in the 1998 period, resulting from an increase in the amortized debt issuance and debenture discount cost component of interest expense ($240,000 and $19,000 during the third quarters of 1998 and 1997, respectively). Upon conversion of the Company's convertible debentures ($83,000 and $150,000 during the third quarters of 1998 and 1997, respectively), the related unamortized debt issuance costs ($9,000 and $4,000 during the third quarters of 1998 and 1997, respectively) were charged to paid-in capital. As a result of the November 1998 repurchase of the Company's 5% Convertible Debentures, ongoing interest expense related to these debentures ceased. The Company will record a one time charge to earnings of approximately $1,140,000 in the fourth quarter of 1998, relating to the early extinguishment of the 5% Convertible Debentures.

         Investment income decreased $36,000 from $127,000 in the 1997 period to $91,000 in the 1998 period as a result of lower average cash balances offset, in part, by slightly higher interest rates on U.S. Government obligations in which most of the Company's available cash is invested.

         Nine Months Ended September 30, 1998

         The Company's net loss decreased $1,469,000 during the nine months ended September 30, 1998 from a loss of $6,041,000 during the 1997 period to a loss of $4,572,000 in the 1998 period. The reduction in the net loss is attributable to the reduced research and development expenses ($1,013,000), gross profit ($538,000 or 63%) on sales of Stellar products and TpP kits and reduced interest expense ($382,000) offset, in part, by increased selling, general and administrative expenses ($263,000) and reduced investment income ($191,000).

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

         The Company expects to continue to incur substantial expenditures relating to new diagnostic and therapeutic product development, ongoing clinical studies for TpP, marketing and manufacturing of TpP and the Company's FiF(TM) reagents and kits, developing point of care (POC) formats for TpP, additional preclinical development of neurological compounds (ABS 103 and ABS 205), additional investment in Stellar's product line by filing 510K's for FDA approval and developing new monoclonal antibodies and products based on the proprietary antigen free mouse technology. In addition, the Company is seeking strategic acquisitions of products and/or companies which may entail the use of cash, issuance of stock or debt. While the Company has begun marketing its products directly, its product development plans still include entering into collaborative, licensing and co-marketing arrangements with other diagnostic and pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. There can be no assurance that such arrangement will be entered into or, if entered into, that the terms thereof will be favorable to the Company. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company. There can be no assurance that such financing will be available or, if available, the terms thereof.

Year 2000

         State of Readiness

         The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Therefore, it is possible that programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculation. The Company has been assessing the impact of the Year 2000 issue on its information systems. The Company uses software developed and supported by third parties for various applications including financial reporting, sales, purchasing and inventory, which will require upgrade.

         In addition, the Company may face some risk to the extent that suppliers of products and others with whom the Company has a material business relationship will not be Year 2000 compliant. Accordingly, the Company has initiated formal communications with significant suppliers and third parties in order to determine the extent to which the Company may be vulnerable to the failure of these suppliers and third parties to remediate their own Year 2000 issues. The Company will review and evaluate the responses it receives and periodically monitor the progress of these suppliers and third parties in addressing their own Year 2000 issues.

         The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and currently believes that minimal changes are necessary for Year 2000 compliance.

         Costs

         The estimated cost of the Year 2000 project is approximately $50,000. This cost estimate may change as the Company progresses in its Year 2000 project and obtains additional information and conducts further testing.

         Risks

         The Company is not aware, at this time, of any Year 2000 non-compliance that will not be fixed by the Year 2000 and that will materially affect the Company. However some risks that the Company faces include: the failure of internal information systems, a slow down in receipt of manufactured product and in customer's ability to make payments.

         Contingency Plans

         As an additional precaution, the Company intends to develop contingency plans to mitigate the possible disruption in business operations that could result. These plans, which are dependent in large part to the responses the Company receives from third parties with whom the Company has a business relationship, are also expected to be completed during the first half of 1999. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

Information on Forward-Looking Statements.

         Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, when used in the preceding discussion, the words "believes, expects, or intends to" and similar conditional expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, conditions in the general acceptance of our products and technologies, competitive factors, the ability to successfully complete additional financings and other risks described in our SEC reports and filings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN BIOGENETIC SCIENCES, INC.



Date: February 25, 1999                  By:  /s/ Josef C. Schoell
                                             -----------------------------------
                                                  Josef C. Schoell
                                             Vice President, Finance Principal
                                              (Financial and Accounting Officer)