Form 10-K
period 1998-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1999-04-01
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 0-19041


                       AMERICAN BIOGENETIC SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         11-2655906
---------------------------------           ---- -------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

1375 Akron Street, Copiague New York                                      11726
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  516-789-2600
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                              Class A Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of the close of business on March 19, 1999, there were outstanding 36,018,841 shares of the registrant's Class A Common Stock and 3,000,000 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on The Nasdaq Stock Market's National Market) of shares held by non-affiliates of the registrant as of March 19, 1999 was $43,583,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

Item 1.           Business
------            --------

General

         American Biogenetic Sciences, Inc. ("ABS" or the "Company") is engaged in researching, developing and marketing cardiovascular and neurobiology products for commercial development. The Company commenced selling its products during the last quarter of 1997.

         Certain ABS products are designed to be used for in vivo, while others are designed for in vitro, diagnostic procedures. In vivo diagnostic procedures are those in which proteins or compounds are injected directly into the body or bloodstream to assess abnormal reactions or conditions. During in vitro procedures, blood, urine or other bodily fluid or tissue is extracted from the body and the diagnostic tests are performed in a test tube or other laboratory equipment.

         ABS' main products are:

         o Functional Intact Fibrinogen diagnostic test, referred to as the FiF(TM) test. This is an in vitro diagnostic test which measures the levels of fibrinogen in blood. Fibrinogen is a protein used in the blood-clotting process.

         o Thrombus Precursor Protein diagnostic test, referred to as the TpP(TM) test. This is an in vitro diagnostic test used to assess the risk of blood clots in the veins or arteries. This test is also used to monitor the performance of anti-clotting therapy or drugs used in the prevention of blood clots.

         o In vitro diagnostics products that focus on the infectious diseases and auto-immune disease markets to determine the status of such diseases as human herpes and lupus

         o         Mouse serum used in diagnostic tests of other manufacturers.

         The latter two products are manufactured by Stellar Bio Systems, Inc. ("Stellar"), all of the issued and outstanding capital stock of which was acquired by the Company on April 23, 1998. Stellar is a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock (398,406 shares were issued), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. Stellar's in vitro diagnostic products focus on the infectious disease and auto-immune disease markets. Stellar markets a complete line of products to determine the immune status of numerous human herpes viruses. In addition, auto-immune diseases, such as lupus, are detected using Stellar's products. Stellar is also the largest domestic provider of mouse serum, a blood component that lacks blood cells and which is used in diagnostic tests by major in vitro diagnostic product manufacturers for a variety of purposes.

         ABS was incorporated in Delaware in September 1983. The Company's principal executive offices are located at 1375 Akron Street, Copiague, New York 11726 and its telephone number is 516-789-2600.

Forward Looking Statements

         In order to keep investors informed of ABS' future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions (both in the United States and in the overseas markets where ABS also intends to distribute products), could cause the Company's anticipated results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, ABS' ability to complete products under development and to maintain superior technological capability, foresee changes and identify, develop and commercialize innovative and competitive products (see "Products in Development" below), obtain widespread acceptance of its products by the medical community, including the reliability, safety and effectiveness of such products (see "Marketing and Sales" below), meet competition (see "Competition" below), comply with various governmental regulations related to the Company's products and obtain government clearance to market its products (see "Government Regulation" below), successfully expand its manufacturing capability (see "Manufacturing" below), attract and retain technologically qualified personnel (see "Personnel" below), and generate cash flows and obtain collaborative or other arrangements with pharmaceutical companies or obtain other financing to support its product development testing and marketing operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Report).

Global Scientific Network(R)

         ABS' operations are comprised of a portfolio of interrelated programs and projects. In order to promote and facilitate collaborative research leading to product development, the Company has formed the Global Scientific Network.

         This network brings together teams of scientists from various disciplines in a joint effort to expedite the research, development and commercialization of ABS's diagnostic and therapeutic products. This resource offers the Company's management an opportunity to review and evaluate new technologies available in addition to a network of certain scientific leaders who offer advice and direction. To facilitate the identification and screening of new technologies, the Company has scientific coordinators in St. Petersburg, Russia; and Beijing, China. These activities are coordinated from the Company's office in Dublin, Ireland.

         The Company is currently collaborating with leading medical and scientific institutions worldwide including University College Dublin, Ireland; University of Hanover, Germany; William Harvey Research Institute, London, England.

         Through its Global Scientific Network, ABS has entered into various agreements which generally grant the Company an exclusive license to the results of the research. Pursuant to these agreements, the Company is paying certain research expenses and the costs of filing and processing patent applications in the United States and other countries, and is to pay the inventors or the university a royalty, which is typically 5% of net product sales. The term of each agreement, generally, is the duration of any patents that may be granted with a minimum term of 10 years. See "-- Agreements for Neuroscience Programs."

The Antigen-Free Mouse Colony -- Monoclonal Antibodies

         ABS' enabling technology is a patented antigen-free (AF) mouse colony which allows the generation of highly specific monoclonal antibodies that are difficult to obtain from conventional systems. The Company utilizes this technology to supply antibodies for its in vitro and in vivo diagnostic products. The proprietary AF mouse colony is maintained in a germ-free environment and fed a chemically defined and ultrafiltered diet. When the antigen-free mice are challenged with a foreign entity, there is a large immune response that eventually results in the proliferation of a large number of specific monoclonal antibody secreting cells. The AF mouse colony is covered under ABS' United States Patent No. 5,223,410, entitled "Method for Production of Antibodies Utilizing an Antigen-Free Animal", and United States Patent No. 5,721,122, entitled "Method Comprising Immunization of Antigen-Free Mice." In addition, United States Patent No. 5,837,540, entitled "Method of Producing Fibrin-Specific Antibodies Using Soluble Fibrin Polymers as an Immunogen" has been issued and extends the method of producing antibodies to include a hybridoma cell line. This gives the Company greater flexibility in producing its TpP-related antibodies.

Stellar

         Stellar manufactures in vitro immunodiagnostic assays utilizing an immunofluorescent antibody assay format for infectious diseases and autoimmune conditions. These assays determine the presence of: human herpes simplex virus 1, human herpes simplex virus 2, Epstein-Barr virus, cytomegalovirus, varicella zoster virus, respiratory syncytial virus, human herpes virus 6, human herpes virus 7, human parvovirus B-19, measles virus, rubella virus, adenovirus, mumps virus, antinuclear bodies Hep-2, anti-nuclear bodies KB, anti- mitochondrial bodies, and anti-native DNA bodies. Stellar is also a supplier of high quality, domestic mouse serum. Stellar's mouse serum is used as an assay component by in vitro diagnostic assay manufacturers. Stellar also provides contract services for the development, process scale up, manufacture and purification of monoclonal and polyclonal antibodies.

Medical Background For Cardiovascular Products

         Two of ABS' main products, its FiF and TpP tests, assist doctors in diagnosing and treating blood clots lodged in the legs and the lungs, known as thrombosis, a condition which can be fatal. Thrombosis is also associated with other medical conditions, like heart attacks, strokes and complications during pregnancies. ABS is pursuing the application of its tests in these areas with additional clinical testing. The Company has also developed patented antibodies, 45J and MH1, which are used in its TpP(TM) and FiF(TM) tests.

         Several epidemiological studies have revealed a significant causal relationship between high fibrinogen levels and coronary artery disease (CAD). It is widely accepted that events leading to CAD are caused as much by biochemical processes in the coagulation (blood-clotting) system as by the metabolism of cholesterol. The most important landmark trial to show a causal relationship between high fibrinogen and CAD is the Framingham epidemiology study (1985) conducted at the Institute for Prevention of Cardiovascular Disease at the Deaconess Hospital, Harvard Medical School. That study concluded that elevated levels of fibrinogen "exceeded that of all risk factors except elevated systolic blood pressure".

         Other studies indicate that individuals with elevated levels of fibrinogen are predisposed to thrombosis. On the other hand, diminished levels may result in hemorrhage. Thus, reagents that can be used to measure fibrinogen can play a vital role in determining the appropriate level of thrombolytic therapy, as well as determine an individual's risk of CAD.

         ABS has developed, through its AF mouse colony, monoclonal antibodies that react specifically with both fibrinogen and fibrin.

         Some of the most hazardous sites for inappropriate blood clot formation include the coronary arteries where a blood clot can lead to myocardial infarction (heart attack); the arteries leading to the brain, where a blood clot can cause stroke; and the veins of the legs which can lead to a pulmonary embolism.

         Thrombi (blood clots) that form in the bloodstream consist of two major parts: a cellular component made up of platelets, and a meshwork of fibrin fibers that cements the platelets into an insoluble mass which has the mechanical strength to withstand the pressure of blood in the circulation. The fibrin component is insoluble and is derived from a blood protein, fibrinogen, that is manufactured in the liver. When thrombin, an enzyme produced in response to injury of a blood vessel, is present in blood, it converts soluble fibrinogen to fibrin at the site of vascular injury.

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

Products Developed and Under Development

         In Vitro Diagnostic Tests Based on Monoclonal Antibody 45J

         In February 1992, ABS obtained United States Patent No. 5,091,512 for a monoclonal antibody, designated 45J, that recognizes fibrinogen. This antibody is intended to be used as an in vitro diagnostic tool for measuring fibrinogen in blood.

         In January 1992, the Company entered into an agreement with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") of Japan granting Yamanouchi the exclusive right to manufacture, use and sell in Japan and Taiwan diagnostic test kits which utilize 45J. The Company received an initial payment of $900,000 (net of Japanese taxes). The license agreement requires Yamanouchi to purchase its 45J requirements from ABS. The agreement is for a period of fifteen years, provided that if any of the Company's patent rights for 45J have not yet expired at the end of that period, the agreement will continue until such expiration. The Company has filed a patent application in Japan relating to 45J. To date, Yamanouchi has not made any sales of the diagnostic tests covered by this agreement. The Company does not have any further obligations and could terminate the agreement.

         Functional Intact Fibrinogen Assay (FiF(TM)): This test, known as Functional Intact Fibrinogen (FiF(TM)), has been cleared by the Federal Drug Administration (the "FDA"), and is intended to provide a direct and accurate quantitative measurement of the amount of fibrinogen present in plasma. In May 1996, a research group of the Framingham Heart Study reported that the FiF(TM) test is an accurate method of detecting elevated fibrinogen levels, a risk factor for cardiovascular disease. Furthermore, the findings demonstrated that the fibrinogen levels measured by the FiF(TM) test were correlated with the prevalence of cardiovascular disease both by itself and when adjusted for age, weight, smoking and diabetes. The Company has been marketing the FiF test in a manual format kit since late 1997 and continues to seek corporate partners to include the FiF test on automated equipment. Traditional clotting tests are an indirect measure of fibrinogen, estimated by the amount of time that passes before a clot is formed, which can be influenced by the presence of degradation products of fibrin/fibrinogen. FiF on the other hand is a direct measure of fibrinogen that is not adversely influenced by these products.

         Diagnostic and Therapeutic Products Based on Monoclonal Antibody MH1

         In 1992, ABS obtained United States Patent No. 5,120,834 for a monoclonal antibody (designated MH1) that specifically identifies fibrin and does not react to fibrinogen or fibrin degradation products. Since levels of fibrin degradation products become extremely elevated during clot development as well as thrombolytic (clot dissolving) therapy. This property sets it apart from all other fibrin specific antibodies known to the Company. The Company is using MH1 for its TpP assay and is seeking to use MH1 in three potential products.

         Thrombus Precursor Protein (TpP(TM)): The TpP(TM) is an enzyme test which uses ABS' monoclonal antibodies MH1 and 45J. TpP measures soluble fibrin polymers in blood to indicate active blood clot formation (thrombosis) in individuals with possible myocardial infarction (MI) heart attack and other clinical conditions precipitated by clot formation such as deep vein thrombosis
(DVT) blood clots in the leg. Approximately 10 million people in the United States present with chest pain each year at emergency rooms. However, as much as 80% of these individuals do not have a heart attack and may be suffering from some less serious conditions. An early warning test that establishes those patients that are not having a heart attack will eliminate expensive diagnostic procedures and unnecessary hospital admissions. Furthermore, the early identification of those patients who are forming life threatening blood clots or suffering from a heart attack would permit earlier use of clot dissolving drugs or anticoagulants.

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

         There are 12 million surgical procedures performed each year in the United States alone which put patients at risk of forming a blood clot. TpP provides a means to measure intravascular coagulation (fibrin formation) in post-operative patients to determine the risk of deep vein thrombosis and its clinical sequelae, pulmonary embolism. Soluble fibrin polymers have been identified by electrophoretic techniques in the plasma of patients with different clinical conditions including MI and DVT. Elevated soluble fibrin levels, as determined by ELISA (Enzyme Linked ImmunoSorbent Assay), a laboratory format of an immuno- diagnostic test, have also been reported in other clinical conditions where intravascular fibrin formation has been indicated, including disseminated intravascular coagulation (DIC) and patients undergoing surgical procedures who are experiencing thrombotic complications. It has also been demonstrated that TpP levels are significantly lower in patients who are undergoing invasive surgical procedures (e.g. PTCA) and have been adequately anticoagulated. The Company's TpP test is also expected to offer physicians a screening tool to monitor patients post-operatively for blood clot formation and to effect therapeutic intervention if required and monitor their response to anticoagulant therapy. A study using the Company's TpP test to monitor patients post-operatively was conducted at Johns Hopkins School of Medicine and at the University of Perugia, Italy in 1997. These studies showed that TpP was elevated post operatively.

         In September 1995, ABS obtained United States Patent No. 5,453,359 for the use of this test to measure intravascular fibrin polymer formation in patients with symptoms indicating a blood clotting event. In December 1998, ABS obtained a United States patent which applies to the TpP test kit itself and extends the Company's claims regarding the antibodies used to recognize the presence of TpP in blood. The new patent claims the use of any antibody that recognizes or binds to the epitope, an antibody binding site on the TpP protein, that is recognized by MH-1 or 45J.

         In October 1995, ABS entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. ("Hoffman-La Roche") for the co-development and marketing of the Company's TpP test for the detection of active thrombosis (blood clot formation). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format. Under the agreement, the Company received a $60,000 non-refundable development payment to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. The Company is also to receive milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by the Company for use on Hoffmann-La Roche's instruments. ABS is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by ABS and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche. To date, ABS has not received any milestone or royalty payments.

         In December 1995, ABS entered into a license agreement with Abbott Laboratories ("Abbott") for the marketing of the Company's TpP assay. The license agreement grants Abbott a worldwide license to market the TpP test for Abbott's immunoassay formats. The Company received a $100,000 non-refundable up-front payment and is to receive milestone payments upon achievement of certain development and commercialization goals. The Company is to receive a 5% royalty on net sales made by Abbott. In addition, the reagent for the TpP test is to be manufactured by the Company for use by Abbott. To date, ABS has not received any milestone or royalty payments.

         In October 1996, ABS received 510(k) clearance from the FDA to market the TpP test to aid in the risk assessment of thrombosis (blood clot formation) and the monitoring of anticoagulant therapy. The Company began to market TpP in late 1997 through independent distributors.

         In 1998, ABS put additional effort into clinical evaluation of TpP with the goal to characterize the most promising applications, and demonstrate the advantages of TpP over competitor products. Dr. Yale Arkel was appointed as the Company's Coordinator of Clinical Development for TpP. Dr. Arkel, director of the Blood Disorder Center for Hemostasis and Thrombosis at Overlook Hospital in Summit, New Jersey, maintains his current clinical and research duties and acts as an outside consultant to the Company.

         In addition, ABS is developing a hand-held, disposable, point-of-care device which will measure TpP levels in plasma. An initial prototype of a portable, hand-held device for obtaining semi-quantitative test results has been produced and the Company plans to submit a 510(k) to the FDA for marketing approval of the point-of-care TpP test in 1999. The Company believes that the more user-friendly and rapid point-of- care format will greatly enhance the market opportunity for the TpP test. The Company intends to seek outside sources for the manufacture of its point-of-care device and corporate partners to market this product.

         MH1 as an Imaging Agent: ABS has labeled an antibody fragment of its MH1 antibody that contains the binding site for fibrin with a radioisotope for use as an in vivo imaging agent to show the size and location of blood clots in pre-clinical animal studies and clinical human studies which generates an image with the resolution required for commercial use. The product is intended to permit the rapid imaging of blood clots in the lungs, a condition known as pulmonary embolism (PE); and the detection of blood clots in the legs (a clinical condition known as deep vein thrombosis (DVT)). The primary protein component of a thrombus is fibrin, and an antibody that can differentiate fibrin from its plasma precursor, fibrinogen, can be used when appropriately labeled with a radioisotope, to image the site and extent of an occlusion and to carry thrombolytic reagents to the site.

         Traditional methods for detecting a thrombus in the circulatory system have consisted of angiography, venography, duplex doppler and monitoring radio labeled blood clot components, derived from a human donor, injected into the circulatory system and then absorbed by the clot. These procedures are costly, often may lack sensitivity and some can pose potential risks to the patient. The large quantity of dye required in angiography and venography may cause kidney problems and may irritate the walls of blood vessels. Also, in angiography a catheter is used for delivery of the dye into the arterial system which adds further to the risk of the patient. In contrast, only a minimum quantity of ABS' radio labeled MH1 need be used, and since the antibody is not derived from man, there is no risk of human blood-borne disease. However, whenever a foreign substance is introduced into the human body, there is the risk of an immune reaction and cases of reactions to mouse-derived antibody have been reported.

         In March 1993, ABS was cleared by the FDA, under an Investigational New Drug (IND) application, to begin Phase I human clinical testing of MH1 in imaging blood clots for PE and DVT, thus becoming the Company's first product to be evaluated in humans. In January 1995, ABS completed Phase I testing for PE and DVT. The final Phase I report was submitted to the FDA in October 1995. The Company has compiled all necessary information regarding the Phase I/II clinical trials for MH1 imaging that were subsequently conducted and submitted a final report to the FDA in 1998. ABS is seeking corporate partners to fund, collaborate, license and to conduct full Phase II and Phase III trials and market the product.

         MH1 as a Delivery Vehicle for Thrombolytic Therapy: The Company is seeking to develop a product using MH1 as a delivery-vehicle for known thrombolytics (drugs that dissolve blood clots). Tests by the Company have demonstrated the ability to link MH1 to a known thrombolytic agent to form a potent, fibrin specific, therapeutic agent which, in animals, has demonstrated superior clot dissolving properties. In March 1998, ABS obtained United States Patent No. 5,723,126 for this clinical application.

         MH1 as an Antithrombotic: The Company is also investigating the utility of MH1 as an antithrombotic agent (potential product to prevent clot formation) for the interference and/or inhibition of excess fibrin deposition in surgical procedures such as angioplasty. In January 1996, ABS obtained United States Patent No. 5,487,892 for this clinical application.

         There can be no assurance that the Company's products in development will prove to be commercially viable, that any of the products will receive regulatory clearance or clearance for particular indications, or that ABS will successfully market any products or achieve significant revenues or profitable operations. The Company is seeking to enter into additional collaborative, licensing, distribution, and/or co-marketing arrangements with third parties to expedite the commercialization of its products. However, there can be no assurance that ABS will be able to enter into any such additional arrangements or, if it does, that any such arrangements will be on terms that will be favorable to ABS.

         Neurobiology Program

          The goal of this longer term program is to develop fine chemical compounds for the treatment of epilepsy, migraine and mania and to treat and halt the progression of neurodegenerative diseases such as Alzheimer's, Parkinson's, neuropathy, trauma and stroke. Most of the applications developed to date, have been developed in conjunction with scientists in the Company's Global Scientific Network.

         Therapeutics

         The Company, in collaboration with the National University of Ireland, Dublin, University of Hanover, Germany, University of Notre Dame, United States and fellow researchers within the Company's Global Scientific Network, has identified chemical compounds for the potential treatment of neurodegenerative diseases.

         The Company has filed two United States provisional patent applications relating to small molecules which may be useful for enhancing memory - ABS 300 series. This technology has resulted from the collaboration of scientists at the National University of Ireland, Dublin and the University of Notre Dame.

         The ABS 200 series of compounds are putative neuroprotectants designed to treat and halt the progression of neurodegenerative diseases. The compounds have been evaluated in cells where they exhibit nerve growth factor (NGF)-like activity. The ABS 200 series of compounds can penetrate the blood-brain barrier, unlike NGF, which requires specific development of a delivery system. A lead compound, ABS 205, has been identified which can induce the expression of a protein known as neural cell adhesion molecule (NCAM) in vitro. NCAM is involved in memory, neurodevelopment and other neuroplastic events. ABS 205 can also enhance NCAM function in the rat hippocampus and cortex, areas known to be involved in memory formation. Moreover, ABS 205 protects against chemical induced amnesia (memory loss) in animals. The Company has received United States Patent No. 5,672,746 relating to this technology. ABS has recently filed a reissue application for this patent. An interference in the United States Patent and Trademark Office was declared regarding this technology. See "Proprietary Technology, Patents and Trade Secrets".

         Epilepsy

         ABS is developing a series of anticonvulsant compounds that relate to valproate, which is currently used for the treatment of epilepsy, migraine and mania. In pre-clinical trials in Germany, the Company's lead compound, ABS-103, has been shown to potently control seizure activity without sedative action or birth defects commonly associated with other anticonvulsants. The Company has isolated the R-isomer (R-103) ABS-103. Isomers can be described as mirror images of the same compound. R-103 is an enantiomer, which is a specific type of isomer. ABS scientists were able to isolate the R (right) isomer from the S
(left) to produce R-103. The value of isolating R-103 lies in its superior safety and efficacy profile. Scientists have recently discovered that for many drugs one of the isomers is responsible for the therapeutic effects and that the other isomer may be inactive or cause unwanted side effect. R-103 is the preferred chemical entity for commercial development. ABS has received United States Patent No. 5,786,380 relating to the use of ABS- 103 as an anticonvulsant. Patents have been obtained in Europe and additional applications relating to this technology are pending.

         Agreements for Neuroscience Programs

         ABS has entered into various agreements, with universities and/or individual scientists under the Company's Global Scientific Network, which generally grant the Company an exclusive license to the results of the research for use in various neuroscience applications, which may include compounds and antibodies. In general, the agreements are for a term equal to the duration of any patents that may be granted with a minimum term of 10 years. In exchange for a license, ABS is to pay certain research expenses and the costs of filing and processing patent applications in the United States and any other countries that ABS may select. Pursuant to these agreements, ABS is also to pay the inventors or the university a royalty, typically 5% of net product sales. The Company is seeking to commercialize the products under development by entering into collaborative arrangements, licensing agreements and/or through research development partners.

         ABS has also entered into development agreements with the National Institutes of Health (NIH) for some of its neurobiology products, including an agreement with the NIH (epilepsy branch) in 1998 to evaluate ABS-103 and R-103. Results of these evaluations are expected to be available in mid 1999. In addition, ABS received Phase I Small Business Innovation Research (SBIR) grant funding from the NIH to further evaluate the effect of ABS-205 on learning and memory.

         There can be no assurance that the Company's neurobiology products will prove to be commercially viable, or that ABS will successfully market the products or achieve significant revenues or profitable operations or enter into any arrangements with third parties for development of the neurobiology products, or if it does, that any such arrangements will be on terms that will be favorable to ABS.

Various Other Agreements

         As part of its development stage activities, ABS, in the ordinary course of business, enters into various agreements that provide for the expenditure by the Company of funds for research and development activities. These agreements typically provide for the payment of royalties (typically 2% to 8% of net sales) by ABS if any products are successfully developed and marketed as a result of the work being performed under the agreement. Reference is made to Note 10 of the Notes to Consolidated Financial Statements for a discussion of various arrangements which the Company has entered into for collaborative research and development projects (including arrangements for the use of space and services) and technology license arrangements for the development and prospective manufacturing and sale of products being developed.

Marketing and Sales

         During fiscal year 1998, the Company had one customer account for 34% of the Company's revenue, another customer accounted for 17%, while a third customer accounted for 10% of the Company's revenues. The Company does not believe that the loss of any of these customers would have a material adverse effect on the Company.

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

         Because ABS lacks the necessary financial resources, it intends to rely on collaborative arrangements with pharmaceutical firms to conduct and fund the major portion of the human clinical trials that are necessary to obtain regulatory approval for any in vivo products it may develop. The Company also intends to rely on these firms to market and sell the products exclusively, especially during the first few years of the collaboration. While each arrangement may vary, the Company intends to require payments of a royalty based on sales of the product, with an amount to be paid "up front" upon entering into the arrangement. The Company continues to seek arrangements with large pharmaceutical companies to market its products. In the event ABS is unable to enter into other arrangements or, if the arrangements which it has entered into or may enter into in the future are not successful, the Company will likely seek to market such products, through distributors, which would require ABS to develop a marketing program to support sales. The Company has begun marketing through distributors its TpP diagnostic kit which requires, among other things, the Company to pay the expenses of developing promotional literature and aides, hiring sales support personnel and completing studies to support clinical use of the product which will aid distributors in selling ABS's in vitro diagnostic tests. Independent distributors that ABS uses also market similar products.

         There can be no assurance that any marketing arrangements will be entered into or, that if entered into, they will be on terms similar to those discussed above or on terms that will be favorable to the Company. If no arrangements are entered into, ABS will require substantial alternative financing in order to market its products. There can be no assurance that any such financing arrangements will be available to the Company or, if available to, it will be available on terms acceptable or favorable to the Company.

         Sales of ABS' proposed products on a commercial basis will be substantially dependent on widespread acceptance by the medical community. The use of any products that the Company may develop for diagnosis and therapy will require educating the medical community as to their reliability, safety and effectiveness. The Company, and any pharmaceutical company with which it may collaborate, may use several approaches to obtain the general acceptance in the medical community of the Company's proposed products. Such promotional approaches may include: publicizing existing studies; offering the products to current practitioners and researchers who are leaders in their fields for their use and publication of their findings; conducting comparative studies with competitive products and methodologies and publishing the results of the studies; and sponsoring professional symposia and seminars.

         The personnel and financial resources of the Company are not sufficient to permit the Company to alone gain the acceptance of the medical community for ABS' proposed in vivo pharmaceutical products or vaccines. Accordingly, the Company may be required to collaborate with one or more pharmaceutical companies, which will provide the necessary financing and expertise to obtain the acceptance of the medical community of ABS' proposed in vivo products. Such arrangements are likely to entail, among other things, the sharing of revenue or profits with such companies.

         There can be no assurance that any of the Company's products will be accepted in the medical community, and ABS is unable to estimate whether it will be able to, and if so the length of time it would take to, gain such acceptance.

Competition

         The biotechnology industry is characterized by rapid technological advances, evolving industry standards and technological obsolescence.

         ABS has numerous competitors, none of whom is believed to be dominant, and it is likely that others may enter the field. Competitors may develop products which may render ABS' products obsolete or which have advantages ABS' products, such as greater accuracy and precision or greater acceptance by the medical community. ABS' inability to meet and surpass its competitors' technological advances, could have a material adverse effect on the Company's business, financial condition and results of operations. Competing products may also get through the regulatory approval process sooner than ABS' products, enabling those competitors to market their products earlier than ABS can. Usually, the first person to market a product has a significant marketplace advantage. In addition, other products now in use, presently undergoing the regulatory approval process, or under development by others, may perform similar functions as our existing products or those under development.

Proprietary Technology, Patents and Trade Secrets

         ABS' policy is to seek patent protection for its proposed products, whether resulting from its own research and development activities or any development and licensing arrangements that the Company enters into. ABS has been issued United States Patents, Nos. 4,870,023 and 5,041,379, which will expire 2006 and 2008, respectively; one United States Patent, No. 5,294,548, relating to the Hepatitis A vaccine, filed jointly with the University of Iowa, which will expire 2011. In addition, ABS has been issued United States Patent, Nos. 5,091,512 and 5,120,834, each of which will expire in 2009, covering monoclonal antibodies specific for fibrinogen and monoclonal antibodies specific for fibrin respectively. ABS has also been issued a United States Patent No. 5,223,410, which will expire in 2010, covering the use of its AF mouse colony to generate monoclonal antibodies. ABS has also been issued United States Patent No. 5,721,122 which expires in 2015, covering a method of obtaining primed lymphocytes collected from immunized antigen-free mice. ABS has further been issued United States Patent No. 5,453,359, which will expire in 2012, covering an immunoassay for soluble fibrin using The Company's proprietary fibrin-specific monoclonal antibody as a method of detecting a thrombotic event, such as myocardial infarction. ABS has also been issued United States Patent No. 5,487,892, which will expire in 2014, covering use of the Company's proprietary fibrin-specific monoclonal antibody as an antithrombotic agent. ABS has further been issued United States Patent No. 5,723,126, which will expire in 2015, covering the use of the Company's propriety fibrin-specific monoclonal antibody in conjunction with a thrombolytic reagent for the treatment of thrombosis. ABS has been issued United States Patent No. 5,837,540, which will expire in 2016, covering a method of producing fibrin-specific antibody. ABS has also been issued United States Patent No. 5,843,690, which will expire in 2015, covering a method and an assay kit for the in vitro detection of the presence or amount of soluble fibrin polymers in a sample from a subject. ABS has also been issued United States Patent No. 5,871,737, which will expire in 2008, covering a fibrin-specific monoclonal antibody. Additional patent applications are pending covering alternative embodiments of the Company's proprietary fibrin-specific monoclonal antibody, as well as improved methods of raising fibrin-specific monoclonal antibodies and of using the soluble fibrin immunoassay. ABS has twenty-two counterpart applications (including designated countries under patent treaties) covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for use of the Company's proprietary fibrin-specific monoclonal antibody in a soluble fibrin assay, and as an antithrombotic agent, and the use of the AF mouse colony to generate monoclonal antibodies. ABS presently has issued three patents in Australia covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for localizing a blood clot in a patient, an immunoassay for determining fibrin levels in a patient's blood, and use of the AM mouse colony to generate monoclonal antibodies. The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy. ABS has the exclusive license for United States Patent No. 5,786,380, which will expire in 2015, covering a method of reducing seizure activity in an individual by administering an anti-epileptic compound that contains 2-n-propyl-4-hexynoic acid. Patents protect this technology on behalf of the Company in the United States and the European Patent Office. The European Patent has been activated in 16 European countries. ABS has filed additional patent applications in the United States and other foreign jurisdictions to further protect this technology. The Company also has exclusive worldwide rights in technology related to certain novel neurotrophic methods and compositions. United States Patent No. 5,672,746 issued September 30, 1997. Foreign applications to protect this technology worldwide are pending. ABS is the worldwide exclusive licensee of United States Patent No. 5,492,812, issued to Trinity College (Dublin,
Ireland), which will expire in 2013, covering a method for diagnosing Alzheimer's disease, and a corresponding pending European patent application.

         Ono Pharmaceutical, Ltd., ("Ono"), has filed third party observations in ABS' patent applications relating to its neurotrophic compounds in the Japan, and Australian patent offices as well as the European Patent Office. ABS has filed a reissue application of its United States Patent No. 5,672,746 to provide the United States Patent and Trademark Office an opportunity to examine this patent in light of the issues raised by Ono. On November 30, 1998, the United States Patent and Trademark declared an interference between an application of Ono and one of the Company's applications related to its 5,672,746 patent to determine the priority of invention of commonly claimed subject matter. As a result of the interference, a determination will be made as to whether ABS or Ono was the first to invent the invention within the scope of the interference and therefore entitled to a patent, based on information not presently available to ABS. Because interferences are interparty disputes, the cost of conducting the interference may be substantial, whether or not the Company prevails.

         There can be no assurance that any of the claims in pending or future applications will issue as patents, that any issued patents will provide ABS with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent issued to ABS or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. Furthermore, there can be no assurance that others have not independently developed or will not develop similar technologies or will not develop distinctively patentable technology duplicating the Company's technology or that they will not design around the patentable aspects of the Company's technology. While obtaining patents is deemed important by ABS, patents are not considered essential to the success of its business. However, if patents do not issue from present or future patent applications, ABS may be subject to greater competition. Moreover, unpatented technology could be independently developed by others who would then be free to use the technology in competition with unpatented technology of ABS.

         With respect to certain aspects of its technology, ABS currently relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to protect its potential commercial position. Relationships between ABS and its scientific consultants and collaborators may provide access to the Company's know-how, although, in general, ABS has entered into confidentiality agreements with the parties involved. Similarly, ABS' employees and consultants have entered into agreements with the Company which require that they forebear from disclosing confidential information of ABS and to assign to the Company all rights in any inventions made while in ABS' engagement relating to Company activities. However, all members of the Company' Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the business of which may conflict or compete with ABS, and any inventions discovered by such individuals as part of their agreement with third parties, will not become the property of ABS. There can be no assurance that trade secrets will be developed and maintained, or that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, employees, collaborators or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the ownership of such information which may not be resolved in favor of ABS. See "Scientific Advisory Committee."

Trademarks

         ABS owns trademarks registered with the United States Patent and Trademark Office for the names Global Scientific Network(R) and Cadkit(R). Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. ABS has filed other trademark applications, including for TpP(TM) and FiF(TM), may claim common law trade name rights as to other potential products, and anticipates filing additional trademark applications in the future. ABS does not believe that any of its trademarks (or applied for trademarks) is material to its business.

Government Regulation

         ABS' present and proposed activities are subject to government regulation in the United States and any other countries in which the Company may choose to market its proposed products or conduct product development, research or manufacturing. ABS has not determined those countries, other than the United States, where it will seek regulatory approvals to market its proposed products. The following is a discussion of the processes required in order to obtain FDA approval for marketing a product, which are different for the three types of products being developed by ABS: monoclonal antibodies for in vitro use, monoclonal antibodies for in vivo use and drugs to test neurological diseases.

         In Vitro Diagnostic Products

         For some in vitro diagnostic products, a process known as a "510(k) review" is available to enable the manufacturer to demonstrate that the proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 28, 1976 or is lawfully marketed under a 510(k) (a "predicate device"). When a 510(k) review is used, a sponsor is required to submit a pre-market notification to the FDA. ABS cannot proceed with commercial sales of such products for diagnostic use in the United States until it receives 510(k) clearance from the FDA. In the event that the FDA requests additional information for the pre-market notification, this could result in multiple cycles of submissions, each potentially involving additional review periods until 510(k) clearance is granted or FDA determines that the device is not substantially equivalent.

         In cases where ABS' product is determined by the FDA not to be "substantially equivalent" to the predicate device, an approved pre-market approval application ("PMA"), which involves a lengthier and more burdensome process, will be required before commercial distribution is permitted. There can be no assurance that any present or future in vitro test ABS develops will be determined to be substantially equivalent by the FDA or receive PMA approval by the FDA in a timely manner or at all. A PMA may be required for some or all the Company's future proposed in vitro products.

         The FDA invariably requires clinical data for a PMA and, although the FDA may grant 510(k) clearance without supporting clinical data, such data may be required by the FDA. ABS expects that it will submit clinical data in at least some of its anticipated 510(k) notices. The Clinical data must be gathered in accordance with FDA's regulations.

         Medical devices may be exported before receiving 510(k) clearance or PMA approval under certain conditions. Once cleared for marketing in the United States, a diagnostic device must comply with certain regulatory requirements, such as good manufacturing practices (also known as the Quality System

Regulation), medical device reporting, and restrictions on advertising and promotion. The failure to comply can lead to FDA enforcement actions.

         The European Union has developed a structure for the regulation of in vitro diagnostic devices. ABS believes that there are no material regulatory impediments to the sale of its in vitro diagnostic tests presently under development in North Africa and the Middle East.

         Monoclonal Antibodies for In Vivo Use and Vaccines

         Any products intended for in vivo use, including vaccines, will be subject to regulation by the FDA. The products produced, depending on their characteristics, may be classified as "biologics" or Products regulated under the Public Health Service Act (the "PHS" Act) and the Federal Food, Drug, and Cosmetic Act (the "FDCA") or may be classified as non-biologic drugs regulated only under the FDCA. Development of a pharmaceutical product for use in humans under either statute is a multistep process. First, laboratory animal testing establishes probable safety and parameters of use of the experimental product for testing in humans and suggests potential efficacy with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug ("IND") application is submitted to the FDA. FDA clearance of the IND is required before the study can begin.

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

         It is not possible to estimate the time in which Phase I, II and III studies will be completed with respect to a given product, although the time period to complete all the testing can exceed five years. Following the successful completion of clinical trials, the clinical evidence that has been accumulated is submitted to the FDA as part of a marketing application.

         ABS completed its agreement with Verax Corporation ("Verax"), which manufactured the MH1 monoclonal antibody for the Phase I human trials. ABS is party to an agreement with Creative BioMolecules Inc. ("Creative"), a bioprocess technology company which succeeded Verax, to manufacture a sufficient quantity of the Company's in vivo monoclonal antibody to enable the Company to conduct human trials for Phase II, at a total cost of approximately $250,000.

         Approval of the application is necessary before a company may market the product. The approval process can be very lengthy and depends upon the FDA's review of the application and the time required to provide satisfactory answers or additional clinical data when requested. With any given product, there is no assurance that an application will be approved in a timely manner, or at all. Failure to obtain such approvals would prevent ABS from commercializing its products and would have a material adverse effect on the Company's business.

         The FDA also has extensive regulations concerning good manufacturing practices. ABS' compliance with good manufacturing practice, and its ability to assure the potency, purity and quality of the drugs and biologics manufactured, must be documented in the applications submitted for the products, and manufacturing facilities will be subject to pre-approval and other inspections by the FDA and other government agencies.

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

         Furthermore, the process of seeking and obtaining FDA approval for a new product generally requires substantial funding. ABS anticipates that, in most instances where it develops a product, the Company will seek to enter into a joint venture or similar arrangement with an established chemical or pharmaceutical company that will help conduct the required preclinical studies and clinical trials and bear a substantial portion of the expense of obtaining FDA approval.

         In addition to complying with FDA regulations, ABS and the facilities used by it are also required to comply with federal and state environmental, occupational health and other applicable regulations. ABS believes that its facilities comply with such regulations.

Manufacturing

         While ABS has produced a limited quantity of monoclonal antibodies for testing and evaluation of its in vitro products, there can be no assurances that ABS will be able to either finance or meet FDA regulations for good manufacturing practices required in order to convert and operate such facility for commercial production of such products. ABS does not intend to establish its own manufacturing operations for its in vivo products unless and until, in the opinion of management of ABS, the size and scope of its business and its financial resources so warrant. It is the Company's intention to seek additional third parties to manufacture its in vivo monoclonal antibody for commercial production or enter into a joint venture or license agreement with a partner who will be responsible for future manufacturing. Each joint venture partner or contract manufacturer participating in the manufacturing process of the Company's monoclonal antibody must comply with FDA regulations and provide documentation to support that part of the manufacturing process in which it is involved. ABS has contracted with four different GMP manufacturers for the production of antibodies and the TpP(TM) and FiF(TM) kits. With the acquisition of Stellar and management's plan to consolidate its facilities in Boston, MA into Stellar's facilities in Columbia, MD, the Company intends that the manufacture and assembly of TpP(TM) and FiF(TM) kits will be performed in house. Stellar's facility meets GMP regulations.

         There is no assurance that third parties in the future will be able to manufacture sufficient quantities of the Company's in vivo monoclonal antibody necessary to obtain full FDA clearance, that the FDA will accept the Company's manufacturing arrangements, or find the facilities in GMP compliance, or that these commercial manufacturing arrangements can be obtained on acceptable terms.

Product Liability

         The testing, marketing, manufacture and sale of pharmaceutical products entails a risk of product and other liability claims by consumers and others. Additionally, ABS' monoclonal antibodies are generated from an antigen free mouse colony and instances of the human immune system negatively reacting to mouse derived antibodies have been reported. Product and other liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of ABS' diagnostic tests (MH1 imaging). Product liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of the Company's diagnostic tests (TpP, FiF and Stellar products). Claims may also be asserted against ABS by end users of the Company's products, including persons who may be treated with any in vivo diagnostic or therapeutics.

         Certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede the ability of ABS to achieve broad distribution of its proposed products, which would have a material adverse effect upon the business and financial condition of ABS.

         ABS has obtained product liability insurance covering its TpP and FiF products. Although ABS will attempt to obtain product liability insurance prior to the marketing of any of its other proposed products, there is no assurance that ABS will be able to obtain such insurance. Also, there can be no assurance that any insurance obtained (including its existing policies) can be maintained or that such insurance can be acquired or maintained at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against ABS, lack or insufficiency of insurance coverage could have a material adverse effect on ABS.

Scientific Advisory Committee

         ABS has a Scientific Advisory Committee (the "Committee") comprised of scientists and physicians active in the fields of microbiology, immunology and molecular biology and in cardiovascular disease, hepatic disease and drug development. These scientists serve as advisors to the Company. Members of the Committee generally make themselves available on an informal basis for consultations with ABS. Members of the Committee are selected by the Company's management.

         Members of the Committee review the feasibility of the Company's proposed research and development programs, the progress of programs undertaken and assist in establishing both the scientific goals of ABS and the priorities of its product development. All members of the Company' Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the business of which may conflict or compete with ABS, and any inventions discovered by such individuals as part of their agreement with third parties, will not become the property of ABS. These individuals are not required to devote any, and expected to devote only a small portion, of their time to ABS, and are not expected to actively participate in the development of the Company's technology. It is possible regulations or policies now in effect or adopted in the future might limit the ability of the scientific advisors to continue their relationship with ABS. Members of the Scientific Advisory Committee were used on an informal basis for consultations in 1998.

Payments to the members, exclusive of expenses, is $1,000 per meeting attended. Members of the Advisory Committee have been granted ten year options to purchase from 5,000 to 15,000 shares of Common Stock from the Company, an aggregate of 203,000 shares held by members of the Committee (in addition to options held by Dr. Born in his capacity as a non-employee director of the Company), at exercise prices ranging from $1.94 per share to $7.75 per share, as of December 31, 1998. The 1998 payments to for the advisors for informal meetings and other consultations as a group was approximately $115,000. Certain members of the Committee are associated with institutions with which ABS has undertaken or may in the future engage in collaborative research efforts. Arrangements with such institutions may result in one or more members of the Committee receiving royalties or other compensation from such institution or ABS if such member works as a scientist in the collaborative effort.

         The members of the Committee have no general fiduciary duties to ABS, have entered into limited confidentiality agreements and may, in their discretion, engage in activities which are competitive with those engaged in by the Company. The members of the Committee as of March 19, 1998 are:

         Giancarlo Agnelli, M.D., is Associate Professor of Internal Medicine at the University of Perugia, Italy, where he received his medical education. Prior to appointment to his present post he was a research fellow and clinical fellow in the Department of Pathology and Department of Medicine at McMaster University, Hamilton, Ontario, Canada. He continues as an associate member of the Hamilton Civic Hospital Research Center at McMaster University. He is co-chairman of the Sub-Committee on Control of Anti- coagulation of the Scientific and Standardization Committee of the International Society on Thrombosis Research. He has presented lectures at more than 200 international and national meetings and is the author or co-author of more than 200 scientific articles.

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

         Gustav Victor Rudolf Born, M.D., D. Phil., F.R.S., is presently Research Director of The William Harvey Research Institute at St. Bartholomew's Hospital Medical College, London, England, and Emeritus Professor of Pharmacology in the University of London. Among Professor Born's distinctions, appointments and activities are: Fellowship and Royal Medal of the Royal Society; Foundation President of the British Society for Thrombosis and Haemostasis; Corresponding Member of the Belgian Royal Academy of Medicine; Professor of the Foundation de France, Paris; Robert Pfleger, Paul Morawitz and Alexander-von- Humbolst Prizes; Honorary Life Member of the New York Academy of Sciences; Medical Advisor of the

Heineman Medical Research Center, Charlotte, North Carolina; Co-Director for Centre for Thrombosis Research, Perugia, Italy; Honorary Doctorates from eight universities including Brown and Loyola. Dr. Born is also a director of the Company.

         Francis J. Castellino, Ph.D., is Dean of the College of Science, and Kleiderer-Pezold Professor of Biochemistry at the University of Notre Dame. He earned a doctorate in biochemistry at the University of Iowa, and was a postdoctoral fellow at Duke University Medical Center. He maintains a research program studying blood coagulation and fibrinolysis.

         Jeffrey Ginsberg, M.D., is a hematologist with research training in clinical and laboratory aspects of thrombosis. His current research interests include the clinical development of novel antithrombotic agents, the diagnosis and management of thrombosis during pregnancy, the prevention and treatment of the post- phlebitic syndrome, the investigation of the clinical complications of antiphospholipid antibodies, and the diagnosis of venous thrombosis and pulmonary embolism. He is currently the principal investigator of a number of clinical trials relative to thrombosis. He is the Director of the Thromboembolism Unit at Chedoke- McMaster Hospitals and a Career Investigator of the Heart and Stroke Foundation of Ontario.

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

         Daniel M. Michaelson, Ph.D., is presently Professor of Neurobiology, Department of Neurobiochemistry, Tel Aviv University, Tel Aviv, Israel. He earned a Ph.D. in Biophysics from the University of California, Berkeley. Among Professor Michaelson's distinctions, appointments and activities are: Membership of the International Society of Neurochemistry, International Society for Developmental Neuroscience, International Brain Research Organization, the New York Academy of Sciences, Israel Society of Neurosciences, Israel Biochemical Society and the Israel Society for Pharmacology and Physiology. He is a member of the Scientific Advisory Board of the Alzheimer Foundation, and a board member of Ramot University Authority for Applied Research and Industrial Development Ltd.

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

         Alfred Nisonoff, Ph.D., is Professor of Biology (Emeritus) at the Rosenstiel Research Center, Brandeis University, Waltham, Massachusetts. He earned a doctorate in chemistry from Johns Hopkins University, Baltimore, Maryland and was a postdoctoral fellow at the Johns Hopkins Medical School. Dr. Nisonoff is on the Scientific Advisory Committee of the Roswell Park Cancer Institute, Buffalo, New York and was employed by ABS from November 1996 to November 1997 as Research and Development Executive. His expertise is in the field of immunology and idiotypic antibodies. He was also Executive Secretary for the Task Force on Immunology, National Institute of Allergy and Infectious Diseases (1998). Member, United States National Academy of Sciences; Former President, American Association of Immunologists; Member, American Academy of Avis and Sciences; Foreign Correspondent; Belgian Academy of Medicine.

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

         John H. Proctor, Ph.D., Fellow and formerly Secretary General of the World Academy of Art and Science from 1986-1997, and Past President and Life Fellow of the Washington Academy of Sciences in Washington, D.C., and a corresponding member of the Spanish Royal Academy of Sciences. He has facilitated national and international technology transfer, organizational development and productivity improvement projects for over thirty years. Dr. Proctor has written three books and has published seventy- three technical papers.

         Ciaran M. Regan, Ph.D., D.Sc. is presently Associate Professor Pharmacology at University College, Dublin, Ireland. Dr. Regan received his B.Sc. and Ph.D., from University College, Dublin. He is a past Postdoctoral Fellow, Department of Biochemistry, University of Nijmegen, The Netherlands and past Scientific Officer of Medical Research Council, Institute of Neurology, London. Dr. Regan has numerous publications.

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

Personnel

         As of March 12, 1999, ABS had 34 full time employees and 9 part-time employees. Of the full-time employees 16 are research and development personnel, including 7 Ph.D.s, and the remaining are executive and administrative personnel.

         ABS' President and Chief Executive Officer, Executive Vice President and Senior Vice President Business Development are parties to employment agreements with the Company ending December 31, 1999, September 30, 2001 and November 30, 2001, respectively. They also are parties to agreements with ABS to keep corporate information with regard to the business of the Company confidential during and subsequent to their employment with ABS.

         None of ABS' employees are represented by a labor organization. ABS believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective personnel.

Item 2.           Properties
------            ----------

         ABS leases 7,700 square feet of space from Boston University in Boston, Massachusetts which houses all of ABS's research and development activities for an annual base rent of $275,000 for a three year term ending December 31, 1999, of which a portion may be paid in shares of Class A Common Stock and warrants. See Item 5 of this Report. The Company is negotiating an early termination of this lease and intends to consolidate its research and development activities at Stellar's facility.

         ABS' subsidiary, Stellar has a lease covering 16,000 square feet in Columbia, Maryland, with an annual base rent of $136,000 and terms ending March 31, 2001.

         ABS leases office space in Copiague, New York (6,000 square feet) under a lease expiring July 1999 (with an annual base rent of $30,000), which it intends to renew, and in Dublin, Ireland under a short-term arrangement.

Item 3.           Legal Proceedings
------            -----------------

         Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------

          At a Special Meeting of Stockholders of the Company held on November 11, 1998, stockholders of ABS authorized an Amendment to the Company's Restated Certificate of Incorporation in order to permit the Company to effect, at any time prior to June 30, 1999 without further stockholder approval, a stock combination (reverse split) pursuant to which the Company's outstanding shares of Class A Common Stock and Class B Common Stock would be exchanged for new shares of Class A Common Stock and Class B Common Stock, respectively, in an exchange ratio to be approved by the Board of Directors, ranging from one newly issued share for each four outstanding shares to one newly issued share for each eight outstanding shares by vote of 33,637,605 shares in favor and 3,096,323 shares against, with 139,256 shares abstaining. As a result of the Company's repurchase of all remaining outstanding 5% Convertible Debentures, the second proposal scheduled for consideration at such stockholders meeting (to approve the issuance of more than 4,000,000 shares of Class A Common Stock upon conversion of such debentures) became moot and was not considered by stockholders.

                                     PART II

Item 5.           Market for Registrant's Common Stock and Related Security
------            ---------------------------------------------------------
                  Holder Matters
                  --------------

         ABS' Class A Common Stock ("Common Stock") is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol MABXA. The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq, without retail mark-ups, mark-downs or commissions.


Fiscal Years
------------
                      High                  Low
1998                  ----                  ---
----

First Quarter        $2  3/8             $ 1  17/32

Second Quarter        2                       31/32

Third Quarter         1  3/16                 13/32

Fourth Quarter        1 23/32                  5/32

1997
----

First Quarter        $6                  $ 3    3/8

Second Quarter        3 15/16              2    1/8

Third Quarter         3 15/16              2  15/16

Fourth Quarter        3  3/4               1    1/2

         There were approximately 694 holders of record of Common Stock as of March 19, 1999 (exclusive of stockholders whose shares are held in street name by brokers, depositories and other institutional firms).

         ABS has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying dividends for the foreseeable future.

         In connection with its Boston, Massachusetts lease agreement, ABS may, at its option, pay a portion of the annual lease obligation with Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares are computed using the average market price of ABS' Class A Common Stock during the ten days prior to issuance. The Warrant Shares are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the Warrant is issued and for a period of four years from the date of issuance. Pursuant to the lease agreement, on November 30, 1998, ABS issued 31,250 shares of Class A Common Stock and a Warrant to purchase 31,250 shares of Class A Common Stock at an exercise price of $1.03 per share. The purchaser agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, ABS has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. ABS believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

Item 6.           Selected Financial Data
------            -----------------------

         The following selected financial data for the periods indicated have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the related financial statements and notes thereto and management's discussion and analysis of financial conditions and results of operations included elsewhere in this report.

                                             For the Year Ended December 31,
                                -----------------------------------------------------------------------

                                 1998           1997           1996            1995                1994
                                 ----           ----           ----            ----                ----
Operating Results
Revenues:
   Sales                      $1,197,000         $150,000          -             -                  -
   Royalties/License               -                 -             -          $100,000              -
   Collaborative Agreements        -               $9,000      $54,000         $27,000              -

Net Loss                     ($7,548,000)     ($7,147,000) ($7,700,000)    ($5,607,000)       ($7,431,000)
Net Loss Per Share
   Basic and Diluted               ($.29)           ($.35)       ($.45)          ($.39)             ($.52)
Weighted Average Shares       25,740,000       20,223,000   17,209,000      14,455,000         14,399,000


                                       As of December 31,
-----------------------------------------------------------------------------------------

Balance Sheet           1998         1997          1996           1995            1994
-------------           ----         ----          ----           ----            ----

Working Capital       $2,947,000     $4,761,000   $13,697,000     $9,485,000     $7,055,000
Total Assets          $6,514,000     $9,388,000   $16,473,000    $12,521,000     $8,964,000
Long-Term Debt           $56,000         $8,000   $10,319,000     $7,865,000         -

Total Liabilities       $918,000     $2,705,000   $10,931,000     $8,376,000       $408,000
Accumulated Deficit ($56,963,000)  ($49,415,000) ($42,268,000)  ($34,568,000)  ($28,961,000)


ABS has not paid any cash dividends on its Common Stock since its inception.

Item 7.           Management's Discussion and Analysis of Financial Condition
------            --------------------------------------------------------------
                  and Results of Operations
                  -------------------------

         The following discussion and analysis provides information which ABS' management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

Liquidity and Capital Resources

         ABS, a development stage company incorporated in September 1983, launched two commercial products ( TpP(TM), ABS' Thrombus Precursor Protein diagnostic test, and FiF(TM), ABS' Functional Intact Fibrinogen diagnostic test) in the fourth quarter of 1997. Although to date has not derived any significant revenues from the sale of these products. On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar") a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock (398,406 shares were issued), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates.

         The Company has funded its research and development activities to date principally from (i) the sale of Common Stock issued in an initial public offering, (ii) the exercise of the Class A and Class B Warrants issued in ABS' initial public offering, (iii) private placements of Convertible Debentures and Class A Common Stock, (iv) the exercise of stock options, (v) capital contributions to ABS by it's Chairman of the Board, (vi) initial license fee payments and, (vii) the income on funds invested in bank deposits, United States Treasury bills and notes and other high grade liquid investments.

         ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology program and in the development and commercialization of a point of care format for TpP(TM), as well as in the FDA approval process relating to additional 510(k) filings for TpP(TM), FiF(TM)and Stellar's products.

         As of December 31,1998, ABS had working capital of $2,947,000, compared to $4,761,000 at December 31,1997. ABS' management believes that current working capital along with the projected receipt of licensing fees and/or financing or other contingency plans, will be sufficient to fund its planned activities through the first quarter of 2000. Currently, product development plans of ABS include licensing TpP(TM) and the neurobiology compound ABS 103, to large pharmaceutical companies to provide additional funding and clinical expertise, to perform additional testing necessary to obtain regulatory approvals, to provide manufacturing expertise and to market ABS' products. Without such licensing or co-marketing arrangements, additional sources of funding will be required to finance ABS.

         The Company's cash and cash equivalents decreased by $4,074,000 to $3,047,000 during fiscal year 1998, primarily because cash used in operations ($5,181,000) and investing activities ($389,000) exceeded net proceeds from financing activities ($1,496,000). Net cash of $5,181,000 was used in operations to fund the

Company's cash loss from operations of $5,288,000 (net of non cash expenses of $497,000 for depreciation and amortization, $306,000 incurred in connection with the issuance of stock and warrants, $317,000 for debt discount amortization and a $1,140,000 loss related to the repurchase of the Company's 5% Convertible Debentures). Cash of $107,000 was provided by changes in operating assets primarily as a result of an increase in accounts payable and accrued expenses ($265,000), partially offset by higher accounts receivable ($69,000) and inventory ($91,000) due the increased operations. Cash used in investing activities was for purchase of equipment ($41,000), the acquisition of Stellar Bio Systems ($119,000) and capitalized patent costs ($229,000). Financing activities provided $1,496,000. In May 1998, the Company raised $3.7 million (net of issuance costs) from the issuance of 5% Convertible Debentures. The debentures were convertible into Class A Common Stock at a discount to the market price. The Company's stock price subsequently decreased to $.16 on October 23, 1998, when the Company raised an additional $2.7 million in a private placement of Class A Common Stock at $.25 per share (a premium over the market). The proceeds of this private placement, plus an additional $1.1 million, was used to repurchase the outstanding debentures in order to reduce the level of potential dilution of the Common Stock.

         At December 31, 1998, ABS had net operating loss carryforwards of approximately $55,045,000 for income tax purposes. The net operating loss carryforwards will expire in varying amounts through 2013. In addition, ABS has approximately $1,150,000 of available research and development tax credits to offset future taxes. These credits expire through 2012. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ABS has recorded a valuation allowance of $56,195,000 to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with ABS' 1990 initial public offering at which time ABS' tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 1998, ABS has approximately $4,830,000 of the $4.9 million of net operating losses that are no longer subject to this limitation.

Results of Operations

         ABS has not generated any significant revenues from the sale of any products. Revenues from inception through December 31, 1998 of $2,649,000 are attributable to nonrefundable initial license fees and collaborative research agreements, since the fourth quarter of 1997, sales of TpP and FiF and, since April 1998, sales of Stellar products. As a result of ABS' substantial start-up expenses and minimal revenues, ABS had an accumulated deficit of $56,963,000 as of December 31, 1998. ABS' research and development expenses are anticipated to be substantial for the foreseeable future and ABS expects to continue to incur significant operating losses.

         ABS initiated its marketing efforts for TpP and FiF in the microtiter plate format, in November 1997. ABS made initial sales of TpP kits in 1997 and continued sales of TpP kits to European, Japanese and United States distributors. ABS' efforts in 1999 will be directed toward increasing sales of TpP and FiF in the EIA format by adding distributors, completing the development of the point of care
(POC) format of TpP, entering into license agreements for the POC TpP and the neuro compound, ABS 103, continuing clinical studies with TpP for additional indications and expanding Stellar's product base through FDA 510K filings and product acquisitions. ABS has licenses for TpP with Abbott and Roche in the automated instrument format and a license for 45J with Yamanouchi. ABS does not have any performance obligations under these agreements. In order to market the product, the licensees will be required to file for the appropriate governmental clearances. ABS has a sufficient quantity of antibodies to initially supply these licensees. Management believes that the POC format will increase the commercial potential of the TpP test and encourage the licensees to complete the commercialization process under these agreements.

Comparison of Years Ended December 31, 1998 and 1997

         ABS' net loss was $7,548,000 for the year ended December 31, 1998 compared to $7,147,000 for the year ended December 31, 1997. The increase was primarily the result of an extraordinary charge for the early retirement of debentures of $1,140,000 discussed above. The loss before the extraordinary charge decreased by $739,000. This decrease is due to Stellar operations (included from April 23, 1998), continued sales of TpP and FiF and reduced research and development costs offset, in part, by increased selling, general and administrative and the facility consolidation costs.

         Sales during 1998 of $1,197,000 include sales of Stellar products since the date of acquisition in late April 1998 and sales of TpP and FiF. TpP sales were comparable to the 1997 sales of $150,000. Stellar product sales increased over 1997 (prior to its acquisition and accordingly, prior to the inclusion of it's results in the Company's consolidated results of operations).

         Cost of sales increased by $433,000 during the twelve months ended December 31, 1998 compared to the twelve months ended December 31, 1997 due primarily to increased sales. Cost of sales as a percentage of sales was 38.8% in 1998 and 21.3% in 1997. The percentage increase was due to Stellar products having a higher cost, plus an increase in the cost of TpP and FiF kits.

         Research and development costs decreased $1,081,000 from $3,242,000 to $2,161,000 in the 1998 period. The decrease was primarily due to the absence of costs incurred during the first six months of 1997 relating to the relocation of ABS' research laboratories from South Bend, Indiana to Boston, Massachusetts. The cost of relocation included severance, relocation and moving costs as well as duplicate facility costs. The decrease was also attributable to a reduction in personnel (FDA filing related) and consulting costs offset, in part, by increases in the cost of TpP clinical studies and the TpP point of care development costs.

         Selling, general and administrative expenses increased by $765,000 from $3,667,000 in the 1997 period to $4,432,000 in the 1998 period, primarily as a result of the inclusion of Stellar, selling expenses relating to the marketing and promotion of TpP and increased personnel cost relating to marketing of TpP and business development.

         Facility consolidation cost of $252,000 includes severance costs, lease termination expenses and a write-down of leasehold improvements. In order to conserve resources and operate more efficiently with less duplication, management decided to close the Boston facility and consolidate the research and development and antigen free mouse colony at the Stellar facilities in Columbia, Maryland. The process of closing the Boston facility is expected to be completed in the first half of 1999.

         Interest expense was $301,000 lower in 1998 than in 1997 due to a lower average amount of debentures being outstanding during the year, with those being outstanding bearing a lower average interest rate.

         Interest income, net, was $230,000 lower in 1998 than in 1997 due to lower average cash balances.

Comparison of Years Ended December 31, 1997 and 1996

         ABS' net loss was $7,147,000 for the year ended December 31, 1997 compared to $7,700,000 for the year ended December 31, 1996. The decrease of $553,000 was primarily due to a decrease in interest expense of $1,035,000 and increase in cost and expenses of $598,000 and product revenue of $150,000. Revenue in fiscal year 1997 was primarily from the sale of TpP(TM) diagnostic kits.

         Research and development expenses increased $539,000 from $2,703,000 in the 1996 fiscal year to $3,242,000 in the 1997 fiscal year as a result of relocating ABS' research laboratories from South Bend, Indiana to Boston
Massachusetts ( including severance, relocation and moving costs), increased rent costs offset in part by a reduction in payments for research / collaborative projects.

         General and administrative expenses increased $27,000 from $3,640,000 in the 1996 period to $3,667,000 in the 1997 period as a result of increased personnel as to investor relations and travel and meeting costs relating to the launch of the TpP, offset by a reduction in consulting costs, primarily relating to investor and public relations.

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

Year 2000

         State of Readiness: The Year 2000 problem is the result of some computer programs being written using two-digits rather than four to define the applicable year. Therefore, it is possible that programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculation. ABS has been assessing the impact of the Year 2000 issue on its information systems. ABS uses software developed and supported by third parties for various applications, including financial reporting, sales, purchasing and inventory, which will require upgrade.

         In addition, ABS may face some risk to the extent that suppliers of products and others with whom ABS has a material business relationship will not be Year 2000 compliant. Accordingly, ABS has initiated formal communications with significant suppliers and third parties in order to determine the extent to which ABS may be vulnerable to the failure of these suppliers and third parties to remediate their own Year 2000 issues. ABS will review and evaluate the responses it receives and periodically monitor the progress of these suppliers and third parties in addressing their own Year 2000 issues. However, ABS is not dependent upon any one supplier and believes that it could readily replace non-compliant suppliers, should that become necessary.

         ABS has reviewed its non-information technology systems to determine the extent of any changes that may be necessary and currently believes that minimal changes are necessary for Year 2000 compliance.

         Costs: The estimated cost of the Year 2000 project is approximately $50,000. This cost estimate may change as ABS progresses in its Year 2000 project, obtains additional information and conducts further testing.

         Risks: ABS is not aware, at this time, of any Year 2000 non-compliance that will not be cured by the Year 2000 and that will materially affect ABS. However some risks that ABS faces include: the failure of internal information systems, a slow down in receipt of manufactured product and in customers' ability to make payments.

         Contingency Plans: As an additional precaution, ABS is in the process of developing contingency plans to mitigate the possible disruption in business operations that could result. These plans, which are dependent in large part on the responses ABS receives from third parties with whom ABS has a business relationship, are expected to be completed during the first half of 1999. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.


Item 7 a.     Quantitative and Qualitative Disclosures about Market Risk
--------      ----------------------------------------------------------

         The Company's available cash is invested in highly liquid investments (primarily United States Treasury Bills) which have a maturity, at the time of purchase, of less than three months. ABS does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations. ABS does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. ABS does not believe it has any other material exposure to market risks associated with interest rates.

Item 8.   Financial Statements and Supplementary Data
------    --------------------------------------------

         The response to this item is submitted in a separate section of this report, starting on page F-1.

Item 9.   Disagreements on Accounting and Financial Disclosure
------    ----------------------------------------------------

         Not applicable.
                                    PART III
                                    --------

         The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in ABS' Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to ABS' 1999 Annual Meeting of Stockholders.

                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
-------   ------------------------------------------------------

         (a)  1. and 2.  Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of ABS are annexed hereto immediately following the signature page of this Report.

                                                                Page
                                                                ----

         Index to Consolidated Financial Statements              F -1

         Report of Independent Public Accountants                F-2

         Consolidated Balance Sheets                             F-3

         Consolidated Statements of Operations                   F-4

         Consolidated Statements of Cash Flows                   F-5

         Consolidated Statements of Stockholders' Equity         F-6  -  F-8

         Notes to Consolidated Financial Statements              F-9  -  F-26

         Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

                                    Exhibits
Exhibit No.        Description
----------         -----------

3.1 Restated Certificate of Incorporation of ABS, as filed with the Secretary of State of Delaware on July 30, 1996. Incorporated herein by reference to Exhibit 4.01 to ABS' Registration Statement on Form S-8, File No. 333-09473.

3.2 Amended and Restated By-Laws of ABS. Incorporated herein by reference to Exhibit 4.02 to ABS' Registration Statement on Form S-8, File No. 333-09473.

4.1(a)            Form of ABS' 8%  Convertible  Debentures due October 13, 1998.
                  Incorporated herein by reference to Exhibit 4.1 to ABS' Current Report on Form 8-K dated October 12, 1995 (date of earliest event reported), File No. 0-19041.

4.1(b) Form of the Company's 7% Convertible Debentures due September 30, 1998. Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K dated September 30, 1996 (date of earliest event reported), File No. 0-19041.

4.1(c)(1)         Form of ABS' 5%  Convertible  Debentures due May 20, 2001 (the
                  "5% Debentures").  Incorporated herein by reference to Exhibit
                  4.1 to ABS'  Current  Report on Form 8-K  dated  May 20,  1998
                  (date of earliest event reported), File No. 0-19041.

4.1(c)(2)        Form of Securities Subscription Agreement between ABS and each of the purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 99.1 to ABS' Current Report on Form 8-K dated May 20, 1998 (date of earliest event reported), File No. 0-19041.

4.1(c)(3)         Registration  Rights  Agreement  between  ABS and  each of the purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 99.2 to ABS' Current Report on Form 8-K dated May 20, 1998 (date of earliest event reported), File No.
                  0-19041.

4.1(c)(4)         Form  of  ABS'  Series  WA  Warrant  issued  to  each  of  the purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 99.3(a) to ABS' Current Report on Form
                  8-K dated May 20, 1998 (date of earliest event reported), File
                  No. 0-19041.

4.1(c)(5)         Form  of  ABS'  Series  WB  Warrant  issued  to  each  of  the purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 99.3(b) to ABS' Current Report on Form
                  8-K dated May 20, 1998 (date of earliest event reported), File
                  No. 0-19041.

4.1(c)(6)         Form  of  ABS'  Series  WC  Warrant  issued  to  each  of  the purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 4.1 to ABS' Current Report on Form 8-K dated May 20, 1998 (date of earliest event reported), File No.
                  0-19041.

4.1(d) Form of Purchase and Investment Agreement executed by the Company and several investors on October 27, 1998. Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-3, file number 333-69735, filed with the Commission on December 24, 1998.

4.1(e)* Form of Warrant issued to several individuals under the Company's Financial Advisory Agreement with M.H. Meyerson & Co., Inc., dated as of August 13, 1998 and schedule of holders thereof.

10.1(a) +         Employment  Agreement  dated  October 1, 1996  between ABS and
                  Ellena M. Byrne.  Incorporated  herein by reference to Exhibit
                  10.1(b) to ABS's Form 10-K/A  dated April 30,  1997,  File No.
                  0-19041.

10.1(b)+*         Employment  Agreement  dated  November 3, 1998 between ABS and
                  Mr. John S. North.

10.1(c)+ Employment Agreement dated November 12, 1997 between ABS and Dr. Emer Leahy. Incorporated by reference to Exhibit 10.1(c) to ABS' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-19041).

10.2(a)+ ABS' Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 28.1 to ABS' Registration Statement on Form S-8, File No. 33-51240.

10.2(b)+          ABS'   1993   Non-Employee   Director   Stock   Option   Plan.
                  Incorporated herein by reference to Exhibit 99.01 to ABS' Registration Statement on Form S-8, File No. 33-65416.

10.2(c)+ The Company's 1996 Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 29, 1996 used in connection with the Company's 1996 Annual Meeting of Stockholders, File No. 0-19041.

10.3 Exclusive License Agreement dated January 24, 1992 between ABS and Yamanouchi Pharmaceutical Co., Ltd. Incorporated herein by reference to Exhibit 10.29 to ABS' Current Report on Form 8-K dated January 24, 1992 (date of earliest event reported), File No. 0- 19041.

10.4 Warrant dated October 25, 1995 issued to Swartz Investments, Inc. Incorporated herein by reference to Exhibit 10.13 to ABS' Current Report on Form 8-K dated October 12, 1995 (date of earliest event reported), File No. 0-19041.

21*               List of Subsidiaries.

24*               Consent of Independent Public Accountants.

27*               Financial Data Schedule.
--------------------------------------------------------------------------------

 *                Filed  herewith.   All  other  exhibits  are  incorporated  by
                  reference to the document following the description thereof.

 +                Management contract or compensatory plan.

 (b)              Reports on Form 8-K
                  None

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AMERICAN BIOGENETIC SCIENCES, INC.
                                                            (Registrant)

         March 25, 1999
-------------------------------
          (Date)                              By /s/ Josef C. Schoell
                                              ----------------------------------
                                              Josef C. Schoell
                                              Vice President, Finance
                                             (Principal Financial and
                                              Accounting Officer)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       March 23, 1999                 /s/ Alfred J. Roach
       --------------                 ---------------------------------------
              (Date)                  Alfred J. Roach, Chairman of the
                                      Board of Directors


       March 25, 1999                 /s/ Josef C. Schoell
        --------------                 ---------------------------------------
              (Date)                  Josef C. Schoell
                                      Vice President, Finance



       March 25, 1999                 /s/ John S. North
        --------------                 ---------------------------------------
              (Date)                  John S. North
                                      President and Chief Executive Officer

                                   Signatures
                                   ----------



       March 25, 1999                  /s/ Timothy J. Roach
       --------------                 ---------------------------------------
              (Date)                   Timothy J. Roach, Secretary,
                                       Treasurer, and Director



       March 25, 1999                  /s/ Ellena M. Byrne
       --------------                 ---------------------------------------
              (Date)                   Ellena M. Byrne, Executive
                                       Vice President and Director



       March 25, 1999                  /s/ Joseph C. Hogan
       --------------                 ---------------------------------------
          (Date)                       Joseph C. Hogan, Director




       March 25, 1999                   /s/ William G. Sharwell
       --------------                 ---------------------------------------
              (Date)                   William G. Sharwell, Director



       March 25, 1999                  /s/ Gustav Victor Rudolf Born
       --------------                 ---------------------------------------
              (Date)                   Gustav Victor Rudolf Born, Director



       March 25, 1999                  /s/ Glenna M. Crooks
       --------------                 ---------------------------------------
              (Date)                   Glenna M. Crooks, Director

                AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY

                          (a development stage company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Report of Independent Public Accountants                              F-2

Consolidated Balance Sheets                                           F-3

Consolidated Statements of Operations                                 F-4

Consolidated Statements of Cash Flows                                 F-5

Consolidated Statements of Stockholders' Equity                       F-6 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-26



         Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

                    Report of Independent Public Accountants


To American Biogenetic Sciences, Inc.:

         We have audited the accompanying consolidated balance sheets of American Biogenetic Sciences, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (September 1, 1983) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception to December 31, 1998 in conformity with generally accepted accounting principles.


                                                      Arthur Andersen LLP


Melville, New York
March 22, 1999

                AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS                                  December 31,
                                                                          ----------------------------------------
                                  Assets                                        1998                     1997
                                                                          ----------------          --------------

Current Assets:
  Cash and cash equivalents                                                     $3,047,000              $7,121,000
  Accounts receivable                                                              177,000                       -
  Inventory                                                                        545,000                 296,000
  Other current assets                                                              40,000                  41,000
                                                                           ---------------------------------------
    Total current assets                                                         3,809,000               7,458,000
                                                                           ---------------------------------------

Fixed assets, net                                                                  631,000                 511,000

Patent costs, net of accumulated amortization
  of $390,000 and $292,000, respectively                                         1,468,000               1,337,000

Debt issuance costs, net of accumulated amortization
  of $0 and $520,000, respectively                                                       -                  59,000

Intangible assets, net                                                             580,000                       -

Other assets                                                                        26,000                  23,000
                                                                           ---------------------------------------
                                                                                $6,514,000              $9,388,000
                                                                           ---------------------------------------

                   Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                                           $797,000                $494,000
  Current portion of capital lease obligation                                        8,000                   3,000
  Current portion of notes payable                                                  57,000                       -
  7% convertible debentures                                                              -               1,350,000
  8% convertible debentures                                                              -                 850,000
                                                                           ---------------------------------------
    Total current liabilities                                                      862,000               2,697,000
                                                                           ---------------------------------------

Long Term Liabilities:
  Notes Payable, less current portion                                               56,000                       -

  Long-term portion of capital lease obligation                                          -                   8,000
                                                                           ---------------------------------------
    Total liabilities                                                              918,000               2,705,000
                                                                           ---------------------------------------

Commitments (Notes 1, 5, 8 and 10)

Stockholders' Equity:
  Class A common stock, par value $.001 per share;
    50,000,000 shares authorized; 35,559,556 and 19,341,617
    shares issued and outstanding, respectively                                     36,000                  19,000

  Class B common stock, par value $.001 per share;
    3,000,000 shares authorized; 3,000,000 and 1,725,500
    shares issued and outstanding, respectively                                      3,000                   2,000

  Additional paid-in capital                                                    62,520,000              56,077,000
  Deficit accumulated during the development stage                             (56,963,000)            (49,415,000)
                                                                           ---------------------------------------
    Total stockholders' equity                                                   5,596,000               6,683,000
                                                                           ---------------------------------------
                                                                                $6,514,000              $9,388,000
                                                                           ---------------------------------------

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS                                                  For the Period
                                                                                                             From Inception
                                                                                                             (September 1,
                                                        Year Ended December 31,                              1983) Through
                                      -------------------------------------------------------------           December 31,
                                        1998                    1997                    1996                     1998
                                      ----------------     ---------------    ---------------------   ------------------
Revenues:
  Sales                                     $1,197,000            $150,000                 $      -           $1,347,000
  Royalties / license fees                           -                   -                        -            1,000,000
  Collaborative agreements                           -               9,000                   54,000              302,000
                                      ----------------------------------------------------------------------------------
                                             1,197,000             159,000                   54,000            2,649,000
Costs and expenses:
  Cost of sales                                465,000              32,000                        -              497,000
  Research and development                   2,161,000           3,242,000                2,703,000           28,806,000
  Selling, general and administrative        4,432,000           3,667,000                3,640,000           29,093,000
  Facility consolidation cost                  252,000                   -                        -              252,000
                                      ----------------------------------------------------------------------------------
Loss from operations                       (6,113,000)         (6,782,000)              (6,289,000)         (55,999,000)
                                      ----------------------------------------------------------------------------------
Other Income (Expense):
  Interest expense                           (614,000)           (915,000)              (1,950,000)          (4,356,000)
  Net gain on sale of fixed assets                   -               1,000                        -                7,000
  Investment income, net                       319,000             549,000                  539,000            4,525,000
                                      ----------------------------------------------------------------------------------
Loss before extraordinary charge           (6,408,000)         (7,147,000)              (7,700,000)         (55,823,000)

Extraordinary charge for early
  retirement of debentures, net            (1,140,000)                   -                        -          (1,140,000)
                                      ----------------------------------------------------------------------------------
Net loss                                  ($7,548,000)        ($7,147,000)             ($7,700,000)        ($56,963,000)
                                      ----------------------------------------------------------------------------------
Per Share Information (Note 2):
Basic and Diluted loss per share

  Loss before extraordinary charge             ($0.25)             ($0.35)                  ($0.45)
                                      -------------------------------------------------------------
  Extraordinary charge for early
    retirement of debentures, net              ($0.04)                   -                        -
                                      -------------------------------------------------------------
  Net loss                                     ($0.29)             ($0.35)                  ($0.45)
                                      -------------------------------------------------------------
Common shares used in computing
  per share amounts:
       Basic and Diluted                    25,740,000          20,223,000               17,209,000
                                      -------------------------------------------------------------

                  The accompanying notes are an integral part
                       of these consolidated statements.

                AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS                                                           For the Period
                                                                                                                      From Inception
                                                                                                                      (September 1,
                                                                                                                         1983)
                                                                                 Year Ended December 31,                Through
                                                                       ------------------------------------------      December 31,
                                                                           1998          1997            1996              1998
                                                                        -----------   ------------     -----------      ------------
Cash Flows From Operating Activities:
Net income (loss)                                                        ($7,548,000)  ($7,147,000)     ($7,700,000)  ($56,963,000)
Adjustments to reconcile net (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                             497,000        531,000         541,000       2,722,000
   Net (gain) loss on sale of fixed assets                                         -        (1,000)               -         (7,000)
   Net (gain) loss on sale of marketable securities                                -              -               -       (217,000)
   Other non-cash expenses accrued primarily for stocks and warrants         306,000        299,000         285,000       2,042,000
   Amortization of debt discount included in interest expense                317,000        492,000       1,351,000       2,160,000
   Extraordinary loss on repurchase of debt                                1,140,000              -               -       1,140,000
   Write-off of patent costs                                                       -              -               -          93,000
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                               (69,000)              -               -        (69,000)
   (Increase) decrease in inventory                                         (91,000)      (296,000)               -       (387,000)
   (Increase) decrease in other current assets                                 1,000        487,000       (365,000)        (40,000)
   (Increase) decrease in other assets                                         1,000        (2,000)           2,000          73,000

   Increase (decrease) in accounts payable and accrued expenses              265,000         46,000         267,000         976,000
   Increase in interest payable to stockholder                                     -              -               -         112,000
                                                                         ----------------------------------------------------------

          Net cash used in operating activities                          (5,181,000)    (5,591,000)     (5,619,000)    (48,365,000)
                                                                         ----------------------------------------------------------
Cash Flows From Investing Activities:
  Capital expenditures                                                      (41,000)      (222,000)       (158,000)     (2,043,000)
  Proceeds from sale of fixed assets                                               -          2,000               -          18,000
  Payments for patent costs and other assets                               (229,000)      (434,000)       (275,000)     (1,928,000)
  Business acquisition, net of stock issued and cash acquired              (119,000)              -               -       (119,000)
  Proceeds from maturity and sale of marketable securities                         -      5,817,000      11,098,000      67,549,000
  Purchases of marketable securities                                               -    (2,796,000)     (9,722,000)    (67,332,000)
                                                                         ----------------------------------------------------------

          Net cash provided by (used in) investing activities              (389,000)      2,367,000         943,000     (3,855,000)
                                                                         ----------------------------------------------------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                           (1,000,000)    (1,246,000)               -     (2,246,000)
  Proceeds from issuance of common stock, net                              3,182,000        834,000       1,439,000      39,484,000
  Proceeds from issuance of 5% convertible debentures, net                 3,727,000              -               -       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                         -              -       8,565,000       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                         -              -               -       7,790,000
  Principal payments under capital lease obligation and notes payable       (61,000)        (3,000)         (4,000)        (70,000)
  Redemption of 8% convertible debentures                                  (500,000)              -               -       (500,000)
  Repurchase of 5% convertible debentures                                (3,852,000)              -               -     (3,852,000)
  Capital contributions from chairman                                              -              -               -       1,000,000
  Increase in loans payable to stockholder / affiliates                            -              -               -       2,669,000
  Repayment of loans payable to stockholder / affiliates
   (remainder contributed to capital by the stockholder)                           -              -               -     (1,300,000)
                                                                         -----------------------------------------------------------
          Net cash provided by (used in) financing activities              1,496,000      (415,000)      10,000,000      55,267,000
                                                                         ----------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (4,074,000)    (3,639,000)       5,324,000       3,047,000

Cash and Cash Equivalents at Beginning of Period                           7,121,000     10,760,000       5,436,000               -
                                                                         -----------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $3,047,000     $7,121,000     $10,760,000      $3,047,000
                                                                         ----------------------------------------------------------
Supplemental Disclosure of Non-cash Activities:
  Capital expenditure made under capital lease obligation                          -              -               -         $20,000
                                                                         ----------------------------------------------------------
  Convertible debentures converted into 4,851,618,  2,995,006,
   2,269,755 and 10,470,853 shares of Common Stock, respectively          $1,447,000     $7,155,000      $5,485,000     $14,658,000
                                                                         ----------------------------------------------------------
  Warrants issued to debentureholders and placement agents                   $63,000              -         $45,000        $588,000
                                                                         ----------------------------------------------------------
  Conversion of stockholder loan to paid-in capital                                -              -               -      $1,481,000
                                                                         ----------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                               Deficit
                                                       Class A             Class B                            Accumulated
                                            Per        Common Stock        Common Stock           Additional  During the
                                            Share                                                  Paid-in    Development
                                           Amount      Shares    Dollars   Shares      Dollars  Capital       Stage         Total
                                            -------------------  --------- ---------- --------- ----------- -------------   -------

BALANCE, AT INCEPTION,  (SEPTEMBER 1,        $         -               $ -          -     $ -        $ -        $    -       $ -
1983)

  Sale of common stock to chairman for cash  .33        78,000           -          -       -     26,000             -       26,000
  Net (loss) for the period                                  -           -          -       -          -      (25,000)     (25,000)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1983                              78,000           -          -       -     26,000      (25,000)        1,000
                                                   --------------------------------------------------------------------------------

  Sale of common stock to chairman for cash  .33       193,500           -          -       -     65,000             -       65,000
  Net (loss) for the period                                  -           -          -       -          -     (242,000)    (242,000)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1984                             271,500           -          -       -     91,000     (267,000)    (176,000)
                                                   ---------------------------------------------------------------------------------

  Sale of common stock to chairman for cash  .33       276,700           -          -       -     92,000             -       92,000
  Net (loss) for the period                                  -           -          -       -          -     (305,000)    (305,000)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1985                             548,200       1,000          -       -    183,000     (572,000)    (388,000)
                                                   --------------------------------------------------------------------------------

  Sale of common stock to chairman for cash  .33       404,820           -          -       -    134,000             -      134,000
  Net (loss) for the period                                  -           -          -       -          -     (433,000)    (433,000)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1986                             953,020       1,000          -       -    317,000   (1,005,000)    (687,000)
                                                   ---------------------------------------------------------------------------------

  Sale of common stock to chairman for cash  .33        48,048          -           -       -     16,000             -       16,000
  Net (loss) for the period                                  -          -           -       -          -     (730,000)    (730,000)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1987                           1,001,068       1,000          -       -    333,000   (1,735,000)  (1,401,000)
                                                   ---------------------------------------------------------------------------------

  Exchange of common stock for Class B stock       (1,001,068)     (1,000)  1,001,068   1,000          -             -            -
  Sale of Class B stock to chairman for cash .33             -           -  1,998,932   2,000    664,000             -      666,000
  Net (loss) for the period                                  -           -          -       -          -   (1,031,000)  (1,031,000)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1988                                   -           -  3,000,000   3,000    997,000   (2,766,000)  (1,766,000)
                                                   ---------------------------------------------------------------------------------

  Net (loss) for the period                                  -           -          -       -          -   (1,522,000)  (1,522,000)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1989                                   -           -  3,000,000   3,000    997,000   (4,288,000)  (3,288,000)
                                                   ---------------------------------------------------------------------------------

  Conversion of loans payable to stockholder into
    additional paid-in capital                               -           -          -       -  1,481,000             -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwrit    2.00    3,450,000       3,000          -       -  5,699,000             -    5,702,000
expenses)
  Conversion of Class B stock into
    Class A stock                                      668,500       1,000  (668,500) (1,000)          -             -            -
  Net (loss) for the period                                  -           -          -       -          -   (2,100,000)   (2,100,000)
                                                   ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1990                           4,118,500      $4,000  2,331,500  $2,000 $8,177,000  ($6,388,000)   $1,795,000
                                                   ---------------------------------------------------------------------------------


                                    CONTINUED


                AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                     Class A              Class B                         Accumulated
                                         Per      Common Stock            Common Stock      Additional    During the
                                        Share                                               Paid-in       Development
                                        Amount     Shares        Dollars   Shares  Dollars  Capital       Stage              Total
                                       --------  --------------  -------  -------- -------  ---------    -----------       ---------

BALANCE, DECEMBER 31, 1990                        4,118,500    $4,000   2,331,500 $2,000   $8,177,000 ($6,388,000)     $1,795,000

  Exercise of Class A Warrants (net of
$203,000
    in underwriting expenses) for cash     3.00   3,449,955     3,000           -      -   10,143,000            -     10,146,000
  Exercise of Class B Warrants for cash    4.50      79,071         -           -      -      356,000            -        356,000
  Conversion of Class B stock
    into Class A stock                              850,000     1,000   (850,000)(1,000)            -            -              -
  Exercise of stock options                2.00     417,750     1,000           -      -      835,000            -        836,000
  Expense for warrants issued                             -         -           -      -      900,000            -        900,000
  Net (loss) for the period                               -         -           -      -            -  (4,605,000)    (4,605,000)
                                                 --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                        8,915,276     9,000   1,481,500  1,000   20,411,000 (10,993,000)      9,428,000
                                                 --------------------------------------------------------------------------------

  Exercise of Class B Warrants (net of
$701,000
    in underwriting expenses) for cash     4.50   3,370,884     3,000           -      -   14,465,000            -     14,468,000
  Conversion of Class B stock
    into Class A stock                              106,000         -   (106,000)      -            -            -              -
  Exercise of stock options                2.49     348,300     1,000           -      -      865,000            -        866,000
  Net (loss) for the period                               -         -           -      -            -  (4,016,000)    (4,016,000)
                                                 --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                       12,740,460    13,000   1,375,500  1,000   35,741,000 (15,009,000)     20,746,000
                                                 --------------------------------------------------------------------------------

  Sale of common stock to Medeva PLC.      7.50     200,000         -           -      -    1,500,000            -      1,500,000
  Exercise of stock options                2.00      32,700         -           -      -       65,000            -         65,000
  Net (loss) for the period                               -         -           -      -            -  (6,521,000)    (6,521,000)
                                                 --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                       12,973,160    13,000   1,375,500  1,000   37,306,000 (21,530,000)     15,790,000
                                                 --------------------------------------------------------------------------------

  Exercise of stock options                2.16      91,250         -           -      -      197,000            -        197,000
  Net (loss) for the period                               -         -           -      -            -  (7,431,000)    (7,431,000)
                                                 --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                       13,064,410    13,000   1,375,500  1,000   37,503,000 (28,961,000)      8,556,000
                                                 --------------------------------------------------------------------------------

  Conversion of 8% convertible debentures
into
    Class A Common Stock                   1.85     354,204         -           -      -      571,000            -        571,000
  Exercise of stock options                1.82      12,750         -           -      -       23,000            -         23,000
  Expense for warrants/options issued                     -         -           -      -      602,000            -        602,000
  Net (loss) for the period                               -         -           -      -            -   (5,607,000)   (5,607,000)
                                                 --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                       13,431,364   $13,000   1,375,500 $1,000  $38,699,000 ($34,568,000)    $4,145,000
                                                 --------------------------------------------------------------------------------

                                    CONTINUED


                AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                          Deficit
                                                Class A                Class B                           Accumulated
                                         Per    Common Stock           Common Stock        Additional    During the
                                        Share                                              Paid-in       Development
                                        Amount  Shares       Dollars   Shares     Dollars  Capital       Stage            Total
                                       -------- ------------ --------  ---------  -------  ------------  --------------  --------

BALANCE, DECEMBER 31, 1995                        13,431,364  $13,000  1,375,500   $1,000  $38,699,000   ($34,568,000)   $4,145,000

  Conversion of 8% convertible debentures
into
    Class A Common Stock                   2.74    2,269,755    2,000          -        -    5,483,000               -    5,485,000
  Exercise of stock options                2.53      569,875    1,000          -        -    1,438,000               -    1,439,000
  Expense for warrants/options issued                      -        -          -        -      330,000               -      330,000
  Discount on 7% convertible debentures                    -        -          -        -    1,843,000               -    1,843,000
  Net (loss) for the period                                -        -          -        -            -     (7,700,000)  (7,700,000)
                                                  ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                        16,270,994   16,000  1,375,500    1,000   47,793,000    (42,268,000)    5,542,000
                                                  ----------------------------------------------------------------------------------

  Conversion of 7% and 8% convertible
debentures into
    Class A Common Stock                   2.93    2,995,006    3,000          -        -    7,152,000               -    7,155,000
  Sale of Class B Common Stock to          2.23            -        -    350,000    1,000      778,000               -      779,000
Chairman for cash
  Exercise of stock options                2.00       27,500        -          -        -       55,000               -       55,000
  Expense for warrants issued                              -        -          -        -      149,000               -      149,000
  Class A Common Stock issued              3.12       48,117        -          -        -      150,000               -      150,000
  Net (loss) for the period                                -        -          -        -            -     (7,147,000)  (7,147,000)
                                                -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                        19,341,617   19,000  1,725,500    2,000   56,077,000    (49,415,000)    6,683,000
                                                -----------------------------------------------------------------------------------

  Conversion of 5%, 7% and 8% convertible
debentures
    into Class A Common Stock              0.32    4,851,618    5,000          -        -    1,442,000               -    1,447,000
  Sale of Class B Common Stock to          0.37            -        -  1,274,500    1,000      465,000               -      466,000
Chairman for cash
  Exercise of stock options                1.75        4,000        -          -        -        7,000               -        7,000
  Expense for warrants issued                              -        -          -        -      205,000               -      205,000
  Class A Common Stock issued              1.06      163,915        -          -        -      174,000               -      174,000
  Class A Common Stock issued for Stellar  1.76      398,406    1,000                          699,000               -      700,000
  Class A Common Stock issued for Private  0.25   10,800,000   11,000          -        -    2,689,000               -    2,700,000
Placement
  Discount on 5% convertible debentures                    -        -          -        -      762,000               -      762,000
  Net (loss) for the period                                -        -          -        -            -     (7,548,000)  (7,548,000)
                                                -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        35,559,556  $36,000  3,000,000   $3,000  $62,520,000   ($56,963,000)   $5,596,000
                                                -----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY

                          (a development stage company)

                   Notes to Consolidated Financial Statements


1.        Business and Development Stage Risks:

         American Biogenetic Sciences, Inc. (together with its subsidiaries (Note 2), the "Company" or "ABS") was incorporated in Delaware on September 1, 1983. The Company was formed to engage in the research, development and production of bio-pharmaceutical products. As a development stage company, the Company has not materially commenced its principal operations. Most of its efforts have been devoted to research and development, acquiring equipment, recruiting and training personnel, and financial planning. The Company's research efforts have been focused on the development of products to diagnose, prevent and treat diseases in humans.

         The Company has had limited product sales to date and has had limited revenues from collaborative and licensing agreements (Note 10). Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing research and commercialization activities. The Company expects to incur substantial expenditures in research and product development and the Food and Drug Administration approval process relating to 510(k) applications for its TpP and other diagnostic tests. Currently product development plans of the Company include entering into collaborative, licensing and co- marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company. In addition to the normal risks associated with a business engaged in research and development of new products, there can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain the necessary U.S. regulatory approvals (principally from the FDA), that any approved product will be a commercial success, that adequate product liability insurance can be obtained or that sufficient capital will be available when required to permit the Company to realize its plans. In addition, the Company operates in an environment of rapid changes in technology and in an industry which has many competitors who have far more resources available to them than does the Company. Further, the Company is dependent upon the services of several employees and advisors.

         While losses from development stage activities are expected to continue in 1999, management believes that its liquidity and capital resources at December 31, 1998 along with the projected receipt of licensing fees and/or additional financing or other contingency plans will be sufficient to fund its planned activities through the first quarter of 2000.

2.        Summary of Significant Accounting Policies:

Principles of Consolidation

          During 1989, the Company formed a subsidiary, American Biogenetic Sciences (Ireland), Ltd., which is 99% owned by the Company and, to fulfill legal requirements, 1% owned by an officer of the Company. On April 23, 1998 the Company acquired all of the capital stock of Stellar Bio Systems, Inc. ("Stellar") (Note 5). The financial statements reflect the accounts of the Company and these subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

          Cash equivalents include highly liquid investments which have an original maturity of less than three months from date of purchase.

Marketable Securities

         The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of stockholders' equity, depending on the ultimate classification.

Concentration of Credit Risk

         As of December 31, 1998, the Company had four customers whose balances exceeded 10% of the accounts receivable balance. These customers accounted for 22%, 21%, 18% and 11% of the accounts receivable balance.

         During fiscal year 1998, one customer accounted for 34% of the Company's revenues, another customer accounted for 17% while a third customer accounted for 10% of the Company's revenues. There were no customers in fiscal years 1997 and 1996 that exceeded 10% of revenues.

Inventory

         Inventory is valued at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long- Lived Assets to Be Disposed Of," ABS periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the assets measured by the future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the underlying fair value of the assets. ABS has performed a review of its long-lived assets and has determined that no impairment of the respective carrying values has occurred as of December 31, 1998.

Depreciation and Amortization

         Depreciation  and  amortization  is  generally   provided  for  by  the
straight-line method over the estimated useful lives of the assets.

Patent Costs

         Costs of certain patent applications are capitalized. Upon issuance of a patent, such costs are charged to operations over the estimated period of benefit or 17 years, whichever is shorter, on the straight-line method. Costs of unsuccessful patent applications or discontinued projects are charged to expense.

Deferred Financing Costs

         Deferred financing cost incurred by the Company in connection with the issuance of convertible debentures (Note 7) were capitalized and charged to operations as additional interest expense over the life of the related debt. Upon conversion of the underlying debt, any unamortized deferred financing costs are charged to paid-in capital.

Intangible Assets

         Intangible assets include goodwill and intellectual know how relating to the acquisition of Stellar. Intangible assets are being amortized over a 10-year period.

Fair Value of Financial Instruments

         The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying value of all financial instruments reflected in the accompanying balance sheets approximated fair value at December 31, 1998 and December 31, 1997, respectively.

Revenue Recognition

         Revenue on product sales is recognized at the time the products are shipped to customers. Revenue from royalties and license fees are recognized when earned, provided that no significant performance obligations remain.



Research and Development Income and Expenses

         Revenues from collaborative agreements are recognized as the Company performs research activities under the terms of each agreement provided that no further performance obligations remain. Research and development costs are charged to expense in the year incurred.

Stock-Based Compensation

         Effective January 1, 1995, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net (loss) and net (loss) per common share in the notes to consolidated financial statements. The Company has elected to provide the necessary pro forma disclosures (Note 8).

Net Loss Per Common Share

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts. Diluted EPS for 1998, 1997 and 1996 is the same as Basic EPS because the inclusion of stock options and convertible debentures outstanding would be anti-dilutive. For the purposes of the calculation of both basic and diluted EPS, Class A and Class B Common Stock have been treated as one class. The following equity instruments were not included in the diluted net loss per share calculation as their effect would be antidilutive:

                                                    December 31,

                                           1998            1997        1996
                                           ----            ----        ----

Stock Options - Exercisable              3,279,334       3,018,543   2,546,750
Conversion of Convertible Debentures             -       1,160,000   1,249,000
Exercise of Warrants                       709,445         445,216     397,099
                                    --------------  -------------- -----------
Total Shares                             3,988,779       4,623,759   4,192,849
                                    ==============  ============== ===========

Reclassifications

         Certain reclassifications of prior period balances have been made to conform with the current year presentation.



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

3.       Inventory

         Inventory consists of the following:


                                                      December 31,
                                              ---------------------------

                                                   1998            1997
                                                   -----          -----

Raw Materials                                    $339,000       $236,000
Work in Progress                                   91,000             --
Finished Goods                                    115,000         60,000
                                               ----------      ---------
                                                 $545,000       $296,000
                                               ==========      =========

4.       Fixed Assets

         Fixed assets consists of the following:

                                                        December 31,
                                              -------------------------------

                                                1998               1997
                                                ----               ----

Laboratory equipment                             $1,261,000      $1,241,000
Office equipment, furniture and vehicles            554,000         521,000
Leasehold improvements                              534,000         230,000
                                              -------------    ------------
                                                  2,349,000       1,992,000
Accumulated depreciation and amortization        (1,718,000)     (1,481,000)
                                              -------------    ------------
                                                $   631,000     $   511,000
                                              =============    ============

5.       Acquisition

         On April 23, 1998, the Company acquired all of the capital stock of Stellar, a manufacturer of immunodiagnostic kits and reagents. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock (398,406 shares were issued) plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar with the Class A Common stock to be valued at its market value on the anniversary dates. The Acquisition was accounted for by the purchase method. Results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of $621,000 has been allocated to intangible assets (intellectual know-how of $100,000 and goodwill of $521,000) and is being amortized over a 10-year period. Any additional future payments required under the contingent earnout provisions of the purchase agreement will be accounted for as additional goodwill and will be amortized over the remaining life of the goodwill. Accumulated amortization of intangible assets was $41,000 as of December 31, 1998.

6.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued liabilities consist of the following:

                                            December 31,

                                       1998             1997
                                       ----             ----

Accounts Payable                       $355,000        $216,000
Accrued Interest                              -         149,000
Professional Fees                      110,0000          70,000
Payroll and Related Expenses             85,000          59,000
Facility Consolidation Reserve          247,000              --
                                   ------------    ------------
                                       $797,000        $494,000
                                   ============    ============

7.       Long Term Debt:

         On October 26, 1995, the Company completed an $8,500,000 private placement of 8% Convertible Debentures due on October 13, 1998 which accrued interest, payable at maturity, at a rate of 8% per annum. Each holder of Debentures was entitled to convert the aggregate principal amount and accrued interest of the Debentures through October 13, 1998 at an exercise price equal to the lesser of the closing bid price of the Company's Common Stock on October 13, 1995 ($3.375) or 85% of the average closing bid price of the Company's Common Stock for the five trading days prior to the conversion date. The Company had the right to demand conversion of the Debentures and any accrued interest on or after April 13, 1997. The Company also had the right to redeem Debentures submitted for conversion for an amount determined under a formula related to the market price of the shares which would otherwise be issued upon conversion. In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $1,190,000. These issuance costs have been amortized on a straight line basis as a component of interest expense over the term of the Debentures which approximated the effective interest rate method. Upon the conversion of the Debentures, the related unamortized deferred financing costs were charged to paid-in capital. As compensation to the placement agent of the Debentures, the Company paid the placement agent an 8% commission and issued warrants entitling the placement agent to purchase 201,481 shares of Common Stock at an exercise price of $4.05 per share at any time until October 23, 2000. The fair value of the warrants as determined using an option-pricing model of $480,000 was recorded as additional paid-in capital, and included in the $1,190,000 total issuance costs described above. As of December 31, 1998, these debentures have been fully converted or redeemed.

         On September 30, 1996, the Company completed a $9,000,000 private placement of 7% Convertible Debentures due September 30, 1998. Interest on the Debentures was payable quarterly at the rate of 7% per annum. The Debentures (together with any accrued interest) were convertible to the extent of 25% of the principal amount thereof commencing on December 23, 1996, with an additional 25% of the principal amount of the Debentures becoming convertible on each of the 30th, 60th and 90th days thereafter, at a conversion price equal to 83% of the average of the closing prices of the Company's Class A Common Stock for the five consecutive trading days ending on the trading day immediately preceding the conversion date of the Debentures (the "Current Market Price"); provided, however, that in no event could the conversion price be less than $3.00 per share (the "Minimum Conversion Price") nor greater than $8.00 per share (the "Maximum Conversion Price"). In the event that, but for the Minimum Conversion Price, the number of shares that would have been issued was greater than the number of shares actually issued, the holder converting such Debenture was also entitled to receive cash in an amount equal to such difference multiplied by the Current Market Price. In the event any Debenture remained outstanding at its maturity date, the Company had the option to either convert such Debenture into shares of Class A Common Stock on the same basis as the Debenture holder could have converted such Debenture or pay the outstanding principal amount thereof, plus any accrued interest thereon, in cash. In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $480,000. These issuance costs were amortized on a straight-line basis as a component of interest expense over the term of the Debentures which approximated the effective interest rate method. Upon the conversion of the Debentures, the related unamortized deferred financing costs were charged to paid-in-capital. As compensation to the placement agent, the Company paid the placement agent a 4% commission and issued to brokers affiliated with the placement agent warrants entitling them to purchase an aggregate of 15,618 shares of Common Stock at an exercise price of $5.76 per share at any time until September 30, 1998. The fair value of the warrants as determined using an option-pricing model of $45,000, was recorded as additional paid-in capital, and included in the $480,000 of total issuance costs related to these Debentures. In addition, the Company recorded additional paid-in capital and debt discount of $1,843,000 to reflect the intrinsic value of the market price conversion discount (17%) related to these Debentures. The debt discount was amortized on a straight-line basis which approximated the effective interest method, and charged to interest expense from October 1, 1996 through March 23, 1997, the period during which the Debentures became 100% convertible. In 1996, $1,351,000 of this debt discount was amortized and charged to interest expense and the balance of $492,000 was amortized in 1997. As of December 31, 1998 these debentures have been fully converted.

         On May 20, 1998, the Company completed a private placement to three accredited investors of an aggregate of $4,000,000 of 5% Convertible Debentures due May 20, 2001, and three series of Warrants to purchase up to an aggregate of 261,288 shares of the Company's Class A Common Stock. The Debentures became convertible to the extent of 25% of the principal amount thereof commencing on September 17, 1998, with an additional 25% of the principal amount of the Debentures becoming first convertible on each of October 17, 1998, November 16, 1998 and December 16, 1998 (subject to potential acceleration in certain instances) at a conversion price equal to 87% (if converted before November 17,
1998), 86% (if converted between November 17, 1998 and February 14, 1999), 85% (if converted between February 15, 1999 and May 20, 1999) or 84% (if converted after May 20, 1999), respectively, of the average of the closing bid prices of the Company's Class A Common Stock for the five consecutive trading days immediately preceding the date of conversion of the Debentures; provided, however, that in no event may the conversion price be greater than $1.9375 per share, which was 125% of such average price over the five consecutive trading days prior to the consummation of the transaction. Interest on the Debentures was payable only on maturity, conversion, redemption or when other payment was made on the Debentures in cash or, if registered for resale under the Securities Act of 1933, as amended, in shares of the Company's Class A Common Stock valued at the applicable Debenture conversion price. In the event the Company would be required to issue more than 4,000,000 shares of its Class A Common Stock upon conversion of all of the Debentures, the Company had the option of: (i) issuing additional shares of Common Stock if stockholder approval had been obtained or if stockholder approval was not required in order to comply with applicable rules of the market upon which its Class A Common Stock is traded or (ii) paying cash to the holder in an amount equal to the principal amount of Debentures being converted plus an amount equal to the number of shares of Class A Common Stock that would be otherwise issuable upon conversion of the Debentures multiplied by the difference between the highest sales price of the Company's Common Stock on the date of conversion and the applicable Debenture conversion price. These debentures were repurchased on November 11, 1998 (see below).

         The Company also issued to the investors warrants in series entitling the investors to purchase, at an exercise price of $1.9141 per share, an aggregate of 261,228 shares of the Company's Class A Common Stock at any time to and including May 19, 2002. These warrants were canceled on November 11, 1998 (see below).

         In conjunction with this offering, the Company incurred both cash and noncash issuance costs totaling $525,000. These issuance costs were amortized on a straight-line basis as a component of interest expense through November 11, 1998. Upon conversion of the Debentures, the related unamortized deferred financing costs were charged to paid-in capital. The fair value of the warrants as determined using an option-pricing model of $252,000, was recorded as additional paid-in capital and included in the $525,000 total issuance costs related to these Debentures. In addition, the Company recorded additional paid-in capital and debt discount of $762,000 to reflect the intrinsic value of the maximum market price conversion discount (16%) related to these Debentures. The debt discount was amortized and charged to interest expense from May 20, 1998 through November 11, 1998. The unamortized issuance costs and debt discount were included in the extraordinary charge for early extinguishment discussed below.

         On November 11, 1998, the Company repurchased the then outstanding principal amount of the debentures, of $3,248,000 plus accrued interest thereon of $79,000 and a $525,000 premium for a total of $3,852,000. As a result of the repurchase the Company has recorded a one-time extraordinary charge to earnings of $1,140,000 which represents the loss on early extinguishment.

         For each of the aforementioned debt instruments and warrants the fair value of each was estimated on the date of the agreement using an option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 135% in 1998 and 84% in 1995 and 1996; risk-free interest rate of range 5.7% to 6.5% and expected lives of 2 to 5 years dependent on the life of the instrument.

8.        Stockholders' Equity:

Description of Class A and Class B Common Stock

         Holders of Class A Common Stock and Class B Common Stock have equal rights to receive dividends, equal rights upon liquidation, vote as one class on all matters requiring stockholder approval, have no preemptive rights, are not redeemable and do not have cumulative voting rights; however, holders of Class A Common Stock have one vote for each share held while holders of the Class B Common Stock have ten votes for each share held on all matters to be voted on by the stockholders. All Class B Common Stock is owned by the Chairman of the Board and may be converted into Class A Common Stock on a share-for-share basis at the option of the holder and generally are automatically converted in the event of sale or, with certain exceptions, transfer.


Initial Public Offering

          In May and June 1990, the Company completed an initial public offering of 1,150,000 units of its equity securities. Each unit consisted of three shares of Class A Common Stock and three redeemable Class A Warrants. As a result of this offering, the Company received approximately $5,702,000 of proceeds, net of underwriting and other expenses. Each holder of a Class A Warrant was entitled to purchase one share of Class A Common Stock and one Class B Warrant at an exercise price of $3.00 at any time until five years from the date of the public offering. Each holder of a Class B Warrant was entitled to purchase one share of

Class A Common Stock at an exercise price of $4.50 at any time after exercise of the Class A Warrants and until May 1995. During 1991, 3,449,955 Class A Warrants and 79,071 Class B Warrants were exercised yielding net proceeds to the Company of approximately $10,502,000 (after expenses of approximately $203,000). During 1992, 3,370,884 Class B Warrants were exercised for $14,468,000 (net of approximately $701,000 of expenses). At December 31, 1998 and December 31, 1997, there were no outstanding Class A and Class B Warrants.

Private Placement

         On October 27, 1998, the Company entered into an agreement to issue an aggregate of 10,800,000 shares of its Class A Common Stock to a group of accredited investors at a price of $.25 per share, a price above the market price of the Company's Class A Common Stock at the time. Of such shares, 4,000,000 shares were purchased by Alfred J. Roach, the Company's Chairman of the Board of Directors and Chief Executive Officer, for an aggregate price of $1,000,000. The Company has agreed to register the shares issued in the private placement under the Securities Act of 1933, as amended, within six months after the issuance of the shares. The proceeds from this private placement were used to repurchase the 5% Convertible Debentures (see Note 7).

Stock Option Plans

         The Company's 1986 Stock Option Plan (the "1986 Plan") provided for the grant of incentive stock options and/or non-qualified options until July 1997 of up to an aggregate of 4,450,000 shares of Class A Common Stock to employees, officers and consultants of the Company. Options were granted at exercise prices not less than the fair market value at the date of grant and for a term not to exceed ten years from the date of grant; except that an incentive stock option granted under the 1986 Plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company could not have a term which exceeded five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The outstanding options have a vesting period ranging two years to four years ratably from the date of grant.

         Changes in outstanding options and options available for grant under the 1986 Plan, expressed in number of shares, are as follows:

                                              For the Years Ended
                                December 31, 1998         December 31, 1997
                             ---------------------------------------------------
                            Shares     Weighted Avg.    Shares     Weighted Avg.
                             Under        Option         Under        Option
                            Option         Price        Option         Price

Options outstanding,
 beginning of year          2,873,625        $4.10      2,979,500        $4.07

Granted                          --           --               --         --

Exercised                      (4,000)       $1.75        (27,500)       $2.01

Canceled                      (79,125)       $3.74        (78,375)       $3.86

Options outstanding,
end of year                 2,790,500        $4.11      2,873,625        $4.10

Options exercisable,
end of year                 2,730,750        $4.13      2,737,125        $4.13

Options available
for grant, end
of year                            --                          --


         The Company's 1993 Non-Employee Director Stock Option Plan (the "1993 Plan") provides for the issuance of stock options for up to 500,000 shares of Class A Common Stock to outside directors of the Company. Options to purchase 10,000 shares of Class A Common Stock are automatically granted immediately following each Annual Meeting of the Company to each outside director elected at the Annual Meeting. The option exercise price is 100% of the fair market value of the Class A Common Stock on the date of grant and the option may be exercised during a period of five years from the date of grant at the rate of 25% each year on a cumulative basis, commencing one year from the date of grant.

         Changes in outstanding options and options available for grant under the 1993 Plan, expressed in number of shares, are as follows:

                                          For the Years Ended
                             December 31, 1998        December 31, 1997
                           -----------------------------------------------------
                           Shares    Weighted Avg.   Shares       Weighted Avg.
                            Under       Option        Under        Option
                           Option        Price       Option         Price

Options outstanding,
 beginning of year         110,000       $4.05        80,000        $4.25


Granted                     30,000       $1.00        30,000        $3.50

Exercised                  --              --         --             --

Canceled/Expired           (20,000)      $4.13        --             --

Options outstanding,
 end of year               120,000       $3.27       110,000        $4.05


Options exercisable,
end of year                 52,500       $3.86        50,000        $3.89


Options available
for grant, end
of year                    367,500                   377,500


         The Company's 1996 Stock Option Plan, as amended (the "1996 Plan"), which replaced the 1986 plan, provides for the issuance of incentive stock options and/or non-qualified options to purchase up to an aggregate of 2,000,000 shares of Class A Common Stock to employees, officers and consultants of the Company. Options may be granted at exercise prices not less than the fair market value at the date of grant and may be exercisable for a period not to exceed ten years from the date of grant; except that the term of an incentive stock option granted under the 1996 plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company must not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The majority of options outstanding are exercisable 25% each year on a cumulative basis, commencing one year from the date of grant.

         Changes in outstanding options and options available for grant under the 1996 Plan, expressed in number of shares, are as follows:

                                             For the Years Ended

                              December 31, 1998                December 31, 1997
                              --------------------------------------------------

                              Shares    Weighted Avg.    Shares    Weighted Avg.
                               Under      Option         Under       Option
                              Option       Price        Option        Price

Options outstanding,
 beginning of year            821,000      $3.35           80,000        $4.94

Granted                       741,500       $.58          917,000        $3.34

Exercised                     --            --             -               -

Canceled                      (74,750)     $2.95         (176,000)       $4.02

Options outstanding,
end of year                 1,487,750      $1.99          821,000        $3.35


Options exercisable,
end of year                   496,084      $3.41          231,418        $3.46

Options available
for grant, end                512,250                     179,000


         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock- Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.
 Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in 1998, 1997, and 1996 with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                        1998            1997          1996
--------------------------------------------------------------------------------

Net loss - as reported              ($7,548,000)    ($7,147,000)  ($7,700,000)

Net loss - pro forma                ($8,243,000)    ($7,522,000)  ($8,075,000)

Basic and diluted loss per share -
as reported                            ($.29)          ($.35)        ($.45)

Basic and diluted loss per share -     ($.32)          ($.37)        ($.47)
pro forma

--------------------------------------------------------------------------------

         The fair value of each option  grant is  estimated on the date of grant
using   the   Black-Scholes   option-   pricing   model   with   the   following
weighted-average assumptions used for grants in 1998, 1997 and 1996:

dividend yield of 0%; expected volatility of 135% in 1998 and 84% in 1997 and 1996; risk-free interest rate of range 4.4% to 7.0% and expected lives of seven years.

         The weighted average fair value of all three option plans for options granted were $.50, $2.10 and $3.77 in 1998, 1997 and 1996, respectively. The following table sets forth additional SFAS No. 123 disclosure information as to options outstanding for all three plans at December 31, 1998:


  Shares     Exercisable    Exercise      Weighted Average    Weighed Average
Outstanding   Shares       Price Range     Exercise Price        Remaining
                                                              Contractual Life
    425,000          --   $ .25 -  $  .28        $  --              8.7
    162,500          --   $ .53 -  $  .66        $  --              9.8
     90,000       7,500     $1.00 - $1.50      $  1.50              7.5
    901,250     733,000     $1.52-  $2.25      $  1.89              5.5
    504,000     372,250     $2.38 - $3.50      $  3.34              7.1
  1,852,250   1,726,834     $3.63 - $5.38      $  4.66              4.1
    462,250     438,750     $5.50 - $7.75      $  5.61              3.3
      1,000       1,000            $10.00       $10.00              3.2
-----------  ----------
  4,398,250   3,279,334


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

         The Company entered into an agreement with an unaffiliated third party to render financial consulting advice, dated August 13, 1998 and amended on October 1, 1998. Pursuant to this agreement, the Company granted performance options to purchase up to 400,000 shares of Class A Common Stock. Options were granted for 150,000 shares at $.75 per share, 150,000 shares at $1.00 per share and 100,000 shares at $1.50 per share. The options are exercisable for four years from the agreement date. The fair value of these options as determined using an option-pricing model was $124,000 which is being recorded as a noncash charge over the vesting/service period of the options. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 135%, risk-free interest rate of 4.26% and expected lives of 4 years. The 1998 charge was $43,000.

         The Company performed a valuation of the aforementioned options and warrants using an option- pricing model at the date of grant and recorded a charge to operations over the related service period.

9.       Federal Income Taxes:

         At December 31, 1998, the Company had net operating loss carry forwards of approximately $55,045,000 for income tax purposes. The net operating loss carry forwards will expire in varying amounts through 2013. In addition, the Company has approximately $1,150,000 of available research and development tax credits to offset future taxes. These credits expire through 2012. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has recorded a valuation allowance of $56,195,000 to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carry forwards, investment tax and research and development credit carry forwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with the Company's 1990 initial public offering at which time the Company's tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 1998, the Company has approximately $4,830,000 of the $4.9 million of net operating losses that are no longer subject to this limitation.

10.      Various Agreements

Agreements with Boston University

         On December 1, 1996, the Company entered into a Sublease Agreement and, effective January 1, 1997, an Agreement for Services with Boston University. These two agreements provide for the Company's use of approximately 7,700 square feet of space for laboratories and for its antigen-free technology at a total annual payment of $275,000. The agreements have an initial term of three years. In connection with this lease agreement, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock plus a warrant to purchase shares of Class A Common Stock. The number of shares are computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrant shares are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. During 1997, the Company issued 48,117 shares of Class A Common Stock and warrants to purchase 48,117 shares of Class A Common Stock with the exercise price ranging from $2.13 to $4.75. During 1998, the Company issued 129,847 shares of Class A Common Stock and warrants to purchase

129,847 shares of Class A Common Stock with the exercise price ranging from $.63 to $2.19. The fair value of the warrants were calculated using an option-pricing model at the date of issue and recorded a charge to operations of $99,000 in 1998 and $93,000 in 1997. In the fourth quarter of 1998, the Company implemented a consolidation of its research and development facilities. The Boston facilities will be closed in the first half of 1999 and consolidated at the Stellar facilities in Baltimore, Maryland. In 1998, the Company has recorded a reserve for consolidating facilities of $252,000. This reserve includes severance costs, lease termination, and the write-down of leasehold improvements.

University of Notre Dame Agreement

         On December 1, 1983, the Company entered into a lease agreement with the University of Notre Dame ("Notre Dame Agreement") which was amended and extended until November 30, 1993, at which time it was terminated. On December 1, 1993, the Company entered into a lease with Notre Dame ("Notre Dame Lease") for substantially the same premises occupied by the Company under the Notre Dame Agreement for a term ending August 31, 1995. Notre Dame extended the rental of a portion of the space through August 31, 1996. In February 1996, the Company entered into a lease in South Bend, Indiana for approximately 5,200 square feet with an annual base rent of $52,200. This lease commenced on April 1, 1996 and was a five-year lease with three one-year renewal options after the initial five-year period. In September 1996, the Company entered into a second lease in South Bend, Indiana for approximately 3,000 square feet with an annual base rent of $30,400. This lease is a three year lease. In 1997, the Company moved its research and development activities from South Bend, Indiana to Boston, Massachusetts. The Company closed both facilities and has terminated both leases.

         Under the Notre Dame Agreement, the Company was required to pay Notre Dame for the direct and indirect payroll cost of substantially all of the Company's research and development personnel, purchases of laboratory supplies, items of equipment or other costs associated with the research projects.

         Notre Dame has granted the Company all rights, title and interest in and to any inventions, patents and patent applications for research projects funded by the Company. Inventors of any processes or technology which receive Company support have assigned his or her interest in the product, patent or patent applications to the Company. The Company incurred costs under the Notre Dame Agreement of approximately $0, $0 and $14,000 during the years ended December 31, 1998, 1997, and 1996, respectively, and $6,150,000 for the period from inception (September 1, 1983) through December 31, 1998.

         The Company has agreed to pay Notre Dame a royalty of 5% of the net income the Company achieves from sales of products resulting from Company-sponsored research activities at Notre Dame. Royalty payments shall continue for a ten-year period from the date of the first commercial sale of a product, regardless of the continuation of the Notre Dame Agreement.

Employment Agreements

         The President and Chief Executive Officer, Executive Vice-President and Senior Vice President Business Development are parties to employment agreements with the Company ending November 15, 2001, September 30, 2001 and November 30, 2001, respectively. The aggregate annual minimum compensation under these agreements as of December 31, 1998 was approximately $500,000. They also are parties to confidentiality agreements with the Company during and subsequent to their employment with the Company.

Scientific Advisory Committee Agreements

         The Company has entered into advisory board agreements with certain research scientists with respect to specific projects in which the Company has an interest. The 1998 payment to the advisors for informal meetings and other consultations as a group was approximately $115,000. Generally, members of the Company's Scientific Advisory Committee are employed by or have consulting agreements with third parties, the businesses of which may conflict or compete with the Company and any inventions discovered by such individuals will not become the property of the Company.

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

License Agreements

         On January 24, 1992, the Company entered into an exclusive, 15 year license agreement with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), a Japanese pharmaceutical company. Under this agreement, Yamanouchi may manufacture, use or market diagnostic assays that contain the Company's monoclonal antibody, 45-J, in Japan and Taiwan. Yamanouchi paid a non-refundable, initial sign-up payment to the Company of $900,000 (net of Japanese taxes). The agreement provides that Yamanouchi is to pay the Company a fixed percentage over the Company's manufacturing costs of the 45-J antibody supplied to Yamanouchi. On an ongoing basis, Yamanouchi is to pay the Company royalties at the rate of 10% of all net sales of diagnostic assays sold by Yamanouchi or its affiliates during each calendar year of the agreement term. Additionally, Yamanouchi is to pay the Company 50% of any initial fees, royalties or other consideration received with respect to any sublicense granted by Yamanouchi. To date, Yamanouchi has not made any sales.

         On December 10, 1992, the Company entered into an agreement (as amended) with University College Dublin, Ireland granting the Company an exclusive license for drugs/compounds to halt the onset and/or progression of neurodegenerative diseases, in general, and Alzheimer's Disease, in particular. The agreement's term is the duration of any patents that may be granted to the university with a minimum of 10 years. Pursuant to the agreement, the Company is to pay the university a royalty of 5% of net income relating to product sales. The Company expensed $5,000 in 1998, $12,000 in 1997 and $62,000 in 1996 for
certain research expenses, supplies and equipment under this agreement.

         On August 10, 1993, the Company entered into a five-year collaboration agreement with the Free University of Berlin to develop therapeutic compounds. The Company also acquired a series of anticonvulsant compounds. Pursuant to the agreement, the Company is to pay a royalty of 5% of the net product sales. The agreement lasts the life of the patent or a minimum of 10 years. The Company expensed $103,000 in 1998, $116,000 in 1997 and $117,000 in 1996 for research expenses and supplies under this agreement.

         In October 1995, ABS entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. ("Hoffman-La Roche") for the co-development and marketing of the Company's TpP test for the detection of active thrombosis (blood clot formation). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format. Under the agreement, the Company received a $60,000 non-refundable development payment, to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. The Company is also to receive milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by the Company for use on Hoffmann-La Roche's instruments. ABS is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by ABS and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche. To date, ABS has not received any milestone or royalty payments.

         In December 1995, ABS entered into a license agreement with Abbott Laboratories ("Abbott") for the marketing of the Company's TpP assay. The license agreement grants Abbott a worldwide license to market the TpP test for Abbott's immunoassay formats. The Company received a $100,000 non-refundable up-front payment and is to receive milestone payments upon achievement of certain development and commercialization goals. The Company is to receive a 5% royalty on net sales made by Abbott. In addition, the reagent for the TpP test is to be manufactured by the Company for use by Abbott. To date, ABS has not received any milestone or royalty payments.

                                                     Commission File No. 0-19041




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1998


                       AMERICAN BIOGENETIC SCIENCES, INC.

Exhibit
Number                  Document
-------                 --------

3.1 Restated Certificate of Incorporation of ABS, as filed with the Secretary of State of Delaware on July 30, 1996. Incorporated herein by reference to Exhibit 4.01 to ABS' Registration Statement on Form S-8, File No. 333-09473.

3.2                    Amended and Restated By-Laws of ABS.  Incorporated herein
                       by  reference  to  Exhibit  4.02  to  ABS'   Registration
                       Statement on Form S-8, File No. 333-09473.

4.1(a) Form of ABS' 8% Convertible Debentures due October 13, 1998. Incorporated herein by reference to Exhibit 4.1 to ABS' Current Report on Form 8-K dated October 12, 1995 (date of earliest event reported), File No. 0-19041.

4.1(b) Form of the Company's 7% Convertible Debentures due September 30, 1998. Incorporated herein by reference to
                       Exhibit 4.01 to the Company's Current Report on Form 8-K dated September 30, 1996 (date of earliest event reported), File No. 0-19041.

4.1(c)(1)              Form of ABS' 5%  Convertible  Debentures due May 20, 2001
                       (the "5% Debentures"). Incorporated herein by reference to Exhibit 4.1 to ABS' Current Report on Form 8-K dated
                       May 20, 1998 (date of earliest event reported),  File No.
                       0-19041.

4.1(c)(2)              Form of Securities Subscription Agreement between ABS and
                       each of the purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 99.1 to ABS' Current
                       Report on Form 8-K dated May 20, 1998 (date of earliest event reported), File No. 0-19041.

4.1(c)(3)              Registration Rights Agreement between ABS and each of the
                       purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 99.2 to ABS' Current Report on Form
                       8-K dated May 20, 1998 (date of earliest event reported), File No. 0-19041.

4.1(c)(4)              Form of ABS'  Series  WA  Warrant  issued  to each of the
                       purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 99.3(a) to ABS' Current Report on
                       Form 8-K dated May 20, 1998 (date of earliest event reported), File No. 0-19041.

4.1(c)(5)              Form of ABS'  Series  WB  Warrant  issued  to each of the
                       purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 99.3(b) to ABS' Current Report on
                       Form.

4.1(c)(6)              Form of ABS'  Series  WC  Warrant  issued  to each of the
                       purchasers of the 5% Debentures. Incorporated herein by reference to Exhibit 4.1 to ABS' Current Report on Form
                       8-K dated May 20, 1998 (date of earliest event reported), File No. 0-19041.

4.1(d) Form of Purchase and Investment Agreement executed by the Company and several investors on October 27, 1998. Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-3, file number 333-69735, filed with the Commission on December 24, 1998.

4.1(e)* Form of Warrant issued to several individuals under the Company's Financial Advisory Agreement with M.H. Meyerson & Co., Inc., dated as of August 13, 1998 and schedule of holders thereof.

10.1(a) +              Employment  Agreement  dated  October 1, 1996 between ABS
                       and Ellena M. Byrne.  Incorporated herein by reference to
                       Exhibit  10.1(b) to ABS's  Form  10-K/A  dated  April 30,
                       1997, File No. 0-19041.

10.1(b)+ Employment Agreement dated November 12, 1997 between ABS and Dr. Emer Leahy. Incorporated by reference to Exhibit 10.1(c) to ABS' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-19041).

10.1(c) +*             Employment  Agreement  dated November 3, 1998 between ABS
                       and Mr. John S. North.

10.2(a) +              ABS' Stock Option Plan, as amended.  Incorporated  herein
                       by  reference  to  Exhibit  28.1  to  ABS'   Registration
                       Statement on Form S-8, File No. 33-51240.

10.2(b) +              ABS'  1993  Non-Employee   Director  Stock  Option  Plan.
                       Incorporated herein by reference to Exhibit 99.01 to ABS'
                       Registration Statement on Form S-8, File No. 33-65416.

10.2(c) +              The Company's 1996 Stock Option Plan. Incorporated herein
                       by  reference  to  Exhibit  A  to  the  Company's   Proxy
                       Statement dated April 29, 1996 used in connection with the Company's 1996 Annual Meeting of Stockholders, File
                       No. 0-19041.

10.3 Exclusive License Agreement dated January 24, 1992 between ABS and Yamanouchi Pharmaceutical Co., Ltd. Incorporated herein by reference to Exhibit 10.29 to ABS' Current Report on Form 8-K dated January 24, 1992 (date of earliest event reported), File No. 0-19041.

10.4 Warrant dated October 25, 1995 issued to Swartz Investments, Inc. Incorporated herein by reference to
                       Exhibit 10.13 to ABS' Current Report on Form 8-K dated October 12, 1995 (date of earliest event reported), File No. 0-19041.

21*                    List of Subsidiaries.

24*                    Consent of Independent Public Accountants.

27*                    Financial Data Schedule.

--------------------------------------------------------------------------------


 * Filed herewith. All other exhibits are incorporated by reference to the document following the description thereof.

 +                     Management contract or compensatory plan.