Form 10-K/A
period 1998-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1999-04-30
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the year ended December 31, 1998

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

                    For the transition period from _______ to _______

                         Commission File Number 0-19041


                       AMERICAN BIOGENETIC SCIENCES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     11-2655906
-----------------------------------------                 ----------------------



 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)
--------------------------------------          ------------

(Address of principal executive offices)          (Zip Code)

                                  516-789-2600
                 -----------------------------------------------

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

--------------------------------------------------------------------------------
                              Class A Common Stock
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

Name                            Position
----                            --------

Alfred J. Roach                 Chairman of the Board and Director

John S. North                   President, Chief Executive Officer and Director

Ellena M. Byrne                 Executive Vice President and Director

Timothy J. Roach                Treasurer, Secretary and Director

George Christoffersen           Vice President - Research and Development

Emer Leahy                      Senior Vice President-Business Development

James M. McLinden               Vice President-Molecular Biology

Josef C. Schoell                Vice President-Finance and Chief Financial
                                 Officer

Gustav Victor Rudolf Born       Director

Glenna M. Crooks                Director

Joseph C. Hogan                 Director

William G. Sharwell             Director

         ALFRED J. ROACH, 83, has been Chairman of the Board of Directors of the Company since its organization in September 1983 and, from September 1983 until November 1998, also served as the Company's Chief Executive Officer. Mr. Roach has served as Chairman of the Board and/or President of TII Industries, Inc. ("TII"), a corporation engaged in manufacturing and marketing telecommunications products, and its predecessor since its founding in 1964. Mr. Roach devotes a majority of his time to the business of the Company.

         JOHN S. NORTH, 54, has been President, Chief Executive Officer and member of the Board of Directors of the Company since joining the Company in November 1998. From April 1969 until he joined the Company, Mr. North was employed by Eli Lilly and Company ("Lilly"), which develops, manufactures and sells pharmaceutical products, in a number of management positions, including Director of Marketing for Lilly's Dista Products Division in the United Kingdom (from March 1982 until January 1984), Director of New Product Planning for Europe and the Nordic Area (from January 1984 until October 1986), in which geographic areas he was responsible for the launch of Lilly's antidepressant Prozac, Manager of International Relations (from October 1986 until April 1993) and Director of International Public and Government Affairs for Lilly's pharmaceutical division (from April 1993 until joining ABS).

         ELLENA M. BYRNE, 48, has been Executive Vice President and a director of the Company since March 1995. From January 1986 until December 1991, Ms. Byrne served as Vice President-Administration of the Company and, from December 1991 until March 1995, Ms. Byrne served in various capacities with the Company, including Director of Operations for Europe and Asia.

         TIMOTHY J. ROACH, 52, has been Treasurer, Secretary and a director of the Company since September 1983. He has also been affiliated with TII since 1974, serving as its President since July 1980, Chief Operating Officer since May 1987, Vice Chairman of the Board since October 1993, Chief Executive Officer since January 1995 and a director since January 1978. Mr. Roach devotes such time as is necessary to the business of the Company to discharge his duties as Treasurer, Secretary and a director. Timothy J. Roach is the son of Alfred J. Roach.

         GEORGE CHRISTOFFERSEN, Ph.D., 63, joined the Company in November 1997 as its Director of Research and Development and was elected Vice President-Research and Development in June 1998. From June 1997 until November 1997, Dr. Christoffersen served as a biotechnology consultant. From September 1991 to May 1997, Dr. Christoffersen was employed by Genzyme Corporation, a biotechnology company, as Senior Director - Scientific Affairs, where he was responsible for the identification, evaluation and licensing of new technologies, as well as managing offsite research projects and establishing university networks.

         EMER LEAHY, Ph.D., 33, rejoined the Company in December 1997, serving as Senior Vice President- Business Development. From April 1995 to December 1997, Dr. Leahy was employed by AMBI, Inc., a biotechnology and nutraceutical company, as Vice President-Product Development and Director-Business Development, where she coordinated licensing technologies and products as well as participating in corporate acquisitions. From April 1994 until April 1995, Dr. Leahy was Vice President-Neuroscience and, from August 1993 until April 1994, was Vice President-Regulatory Affairs of the Company. From February 1992 until August 1993, Dr. Leahy was employed by Boehringer Ingelheim, GmbH, a multinational pharmaceutical company, where she coordinated clinical trials in Ireland. In addition, from October 1991 until August 1993, Dr. Leahy was lecturer in Pharmacology at the Royal College of Surgeons of Ireland.

         JAMES H. MCLINDEN, Ph.D., 48, has been Vice President - Molecular Biology of the Company since November 1991. Prior thereto (and since joining the Company in January 1987), Dr. McLinden served as Director of Molecular Biology of the Company.

         JOSEF C. SCHOELL, 49, joined the Company in July 1992 as its Controller and was elected Vice President-Finance and Chief Financial Officer of the Company in July 1995. Mr. Schoell is a Certified Public Accountant in the State of New York.

         GUSTAV VICTOR RUDOLF BORN, M.D., D.Phil., F.R.S., 77, has been a director of the Company since January 1997. Since 1988, Dr. Born has been Research Director of The William Harvey Research Institute at St. Bartholomew's Hospital Medical College, London, England and Emeritus Professor of Pharmacology in the University of London. Among Dr. Born's distinctions, appointments and activities are: Fellowship and

Royal Medal of the Royal Society; and Foundation President of the British Society for Thrombosis and Haemostasis.

         GLENNA M. CROOKS, Ph.D., 49, has been a director of the Company since March 1, 1999. Dr. Crooks has been President of Strategic Health Policy International, Inc., a health care consulting and planning firm that advises governments, businesses and industry trade associations in the U.S. and overseas on the development and application of business strategy, a company she formed in October 1994. From January 1991 until September 1994, Dr. Crooks served as Vice President - Worldwide Sales and Operations for Merck & Co., Inc.'s Vaccines Division.

         JOSEPH C. HOGAN, Ph.D., 76, has been a director of the Company since December 1983. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 until 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was Director of Engineering Research and Resource Development at Georgia Institute of Technology ("Georgia Tech"). Dr. Hogan is a director of TII.

         WILLIAM G. SHARWELL, D.C.S., 78, has been a director of the Company since October 1986. Dr. Sharwell was President of Pace University in New York from 1984 until his retirement in 1990. He was Senior Vice President of American Telephone & Telegraph Company between 1976 and 1984, and previously served as Executive Vice President of Operations of New York Telephone Company. Dr. Sharwell serves on the Board of Directors of TII and as an independent general partner of Equitable Capital Partners, L.P. and Equitable Capital Partners (Retirement Fund), L.P., registered investment companies under the Investment Company Act of 1940.

         Directors serve until the next Annual Meeting of the Stockholders of the Company following their election and until their respective successors are elected and qualified.

         Each executive officer is scheduled to hold office until the Annual Meeting of Directors which is scheduled to be held after each Annual Meeting of Stockholders. Any executive officer may be removed by the Board of Directors either with or without cause.

         There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was elected as such. Mr. North, Ms. Byrne and Dr. Leahy are parties to employment agreements with the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of copies of the reports furnished to the Company, or written representation that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's year ended December 31, 1998 were timely filed.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company during 1996, 1997 and 1998 of the Company's chief executive officer and the executive officers of the Company whose annual cash compensation for 1998 exceeded $100,000:


                                                    ANNUAL               LONG-TERM
        NAME AND                                 COMPENSATION           COMPENSATION     ALL OTHER
    PRINCIPAL POSITION          YEAR     SALARY             BONUS         OPTIONS       COMPENSATION
    -------------------         ----    --------------      ------        -------       ------------

Alfred J. Roach,                 1998        $250,000        ----        100,000            ----
  Chairman of the Board (1)      1997        $250,000        ----          ----             ----
                                 1996        $250,000        ----          ----             ----

John S. North, President and     1998       $  25,000        ----        300,000            ----
   Chief Executive Officer (2)

Stephen H. Ip, Executive         1998        $157,200        ----          ----          $23,500
  Vice President and Chief       1997        $146,000      $25,000       200,000            ----
  Operating Officer (3)

Emer Leahy, Senior Vice          1998        $150,000      $15,000         ----             ----
  President - Business           1997      $    8,700        ----        110,000            ----
  Development (4)                1996            ----        ----         30,000            ----

Josef C. Schoell, Vice           1998        $120,000        ----          ----             ----
  President Finance and          1997        $103,000        ----         25,000            ----
  Chief Financial Officer        1996       $  95,000        ----         10,000            ----


--------------------
(1) Mr. Roach served as the Company's Chief Executive Officer until November 16, 1998.

(2) Mr. North joined the Company as President and Chief Executive Officer on November 16,1998. One-half of the options granted to Mr. North are subject to stockholder approval of an amendment to the Company's 1996 Stock Option Plan to sufficiently increase the number of shares that may be subject to options granted in any one calendar year above the current 150,000 share maximum.

(3) Dr. Ip joined the Company in January 1997, was elected President of the Company in January 1998 and resigned effective November 16, 1998. All other compensation reflects post- termination consulting compensation.

(4) Dr. Leahy joined the Company as Senior Vice President - Business Development on December 1, 1997. Compensation reflected in the foregoing table for periods prior to December 1, 1997 were paid to Dr. Leahy as a consultant.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning options to purchase shares of the Company's capital stock granted by the Company during the year ended December 31, 1998 to the executive officers named in the Summary Compensation Table. No stock appreciation rights have been granted by the Company.

                                    INDIVIDUAL OPTIONS                               POTENTIAL
                                     PERCENT                                         REALIZABLE VALUE
                     NUMBER OF       OF TOTAL                                        AT ASSUMED ANNUAL
                     SHARES          OPTIONS                                         RATES OF STOCK
                     UNDERLYING      GRANTED TO       EXERCISE                       PRICE APPRECIATION
                     OPTIONS         EMPLOYEES IN     PRICE          EXPIRATION      FOR OPTION TERM(2)
             NAME    GRANTED         FISCAL YEAR      PER SHARE(1)   DATE            5%           10%
             ----    ---------       -----------      ------------   ----------     ----         -----

Alfred J. Roach      100,000 (3)       13.5%          $.275          10/27/2003    $7,598     $ 17,295
John S. North        300,000 (4)       40.5%          $.25           11/02/2008    $20,721    $ 47,167
-------------

(1) The exercise price of the options granted to Messrs. Roach and North was 110% and 100%, respectively, of the market value of the Class A Common Stock on the date of grant.

(2) These are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Company's Class A Common Stock.

(3) Exercisable as to 25% of the number of shares of Class A Common Stock underlying the option during each six months commencing six months after the date of grant, on a cumulative basis.

(4) Exercisable as to 25% of the number of shares of Class A Common Stock underlying the option during each year commencing one year after the date of grant, on a cumulative basis.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

         No options to purchase shares of the Company's capital stock were exercised during 1998 by the executive officers named in the Summary Compensation Table. The following table contains information concerning the number of shares of Class A Common Stock underlying unexercised options held at December 31, 1998 by the executive officers named in the Summary Compensation Table.
                                       -6-

                                    NUMBER OF SHARES        VALUE OF
                                       UNDERLYING          UNEXERCISED
                                      UNEXERCISED         IN-THE-MONEY
                                    OPTIONS HELD AT      OPTIONS HELD AT
                                    FISCAL YEAR-END      FISCAL YEAR-END
                 NAME                (EXERCISABLE/        (EXERCISABLE/
                 ----                UNEXERCISABLE)     UNEXERCISABLE) (1)
                                    ----------------    -------------------

          Alfred J. Roach       1,185,000 / 75,000         $11,875 / $  35,625

          JOHN S. NORTH                0 / 300,000         $     0 / $ 150,000

          EMER LEAHY              65,000 /  68,750         $     0 / $       0

          JOSEF C. SCHOELL       125,000/    5,000         $     0 / $       0

--------------
(1) REPRESENTS THE CLOSING PRICE OF THE COMPANY'S CLASS A COMMON STOCK ON THE NASDAQ STOCK MARKET'S NATIONAL MARKET ON DECEMBER 31, 1998 LESS THE EXERCISE PRICE OF EACH OPTION.

EMPLOYMENT AGREEMENTs

         The Company is a party to an employment agreement with John S. North, dated as of November 2, 1998, under which Mr. North is serving as President and Chief Executive Officer of the Company. The agreement provides for a term expiring November 15, 2001. The Company has the right to terminate the agreement without cause on thirty days' notice. In the event of termination of the agreement by the Company without cause, Mr. North is to remain as a consultant to the Company at his then existing compensation for a period of one year, provided that the consulting and compensation arrangement is to terminate if Mr. North enters into full-time employment with a third party. Under the agreement, Mr. North's current annual salary is $260,000 per annum, he recieved a one-time $25,000 bonus in January 1999 and the Company agreed to lend to him $100,000 on an interest free basis. In January 1999 the Company loaned Mr. North $18,000 under this arrangement. Loans under this arrangement are to be forgiven as to 25% every six months provided Mr. North is still an employee of the Company. Mr. North was also granted stock options to purchase an aggregate of 300,000 shares of Class A Common Stock exercisable at $.25 per share, the market value of the Company's Class A Common Stock on the date of grant. The options vest as to 25% of the number of shares subject to the options annually, on a cumulative basis, during the term of the option. The options are for a term of ten years, subject to earlier termination in certain events. Options with respect to 150,000 shares are subject to stockholder approval of an amendment to the Company's 1996 Stock Option Plan to sufficiently increase the number of shares that may be subject to options granted in any one calendar year above the current 150,000 share maximum.

         The Company is also a party to an employment agreement with Dr. Emer Leahy, dated November 12, 1997, under which Dr. Leahy is serving as Senior Vice President-Business Development of the Company.

The agreement provides for a term expiring November 30, 2001. Under the agreement, Dr. Leahy's current annual salary is $150,000 per annum. Dr. Leahy is entitled to annual bonuses and salary increases based upon performance, as well as reimbursement for tuition fees under an Executive MBA program.

         As part of their respective employment agreements, Mr. North and Dr. Leahy have agreed not to disclose confidential information about the Company during or after employment and not to compete with the Company during their term of employment and, in certain instances, following employment.

REMUNERATION OF DIRECTORS

         Each director receives a fee of $1,000 for each meeting of the Board of Directors attended by that director in person and not telephonically. Each director serving on the Audit Committee receives a fee of $600 for each meeting of the committee attended by that director in person and not telephonically. All directors are reimbursed for travel expenses incurred in attending Board and committee meetings. Dr. Born serves as a consultant to the Company for which he receives compensation at the rate of $12,000 per annum.

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

ITEM 12.      SECURITY HOLDINGS OF CERTAIN STOCKHOLDERS AND MANAGEMENT

     The following table sets forth information at April 20, 1999 with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock, (ii) each director of the Company, (iii) each current executive officer named in the Summary Compensation Table in Item 11 of this Report and (iv) all executive officers and directors of the Company as a group. Each share of Class A Common Stock is entitled to one vote per share while each share of Class B Common Stock is entitled to ten votes per share. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                            Class A Common Stock(1)      Class B Common Stock
                            -------------------------   ------------------------
                                              Percent                   Percent
Beneficial Owner            No. Shares        of Class  No. Shares     of Class
-----------------          ------------       --------  ----------     --------

Alfred J. Roach (2)        8,760,250  (2)        21.8%    3,000,000         100%

John S. North                  7,000  (3)            *         ---          ---

Ellena M. Byrne              421,250  (3)(4)      1.2%         ---          ---

Timothy J. Roach             630,000  (3)         1.7%         ---          ---

Gustav V. R. Born             37,500  (3)            *         ---          ---

Glenna M. Crooks                   0                 *         ---          ---

Joseph C. Hogan               80,000  (3)            *         ---          ---

William G. Sharwell           55,000  (3)            *         ---          ---

Emer Leahy                   176,500  (3)            *         ---          ---

Josef C. Schoell             134,000  (3)            *         ---          ---

All executive officers
 and directors as a group
 (12 persons, including
  the foregoing)          10,463,250 (5)         25.2%        3,000,000     100%
---------------

(1) Asterisk indicates less than one percent. Shares of Class A Common Stock subject to issuance upon conversion of Class B Common Stock into Class A Common Stock and upon exercise of options that were exercisable on, or become exercisable within 60 days after, April 20, 1999 are considered owned by the holder thereof and outstanding for purposes of computing the percentage of outstanding Class A Common Stock that would be owned by such person, but (except for the computation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for purposes of computing the percentage of outstanding Class A Common Stock owned by any other person.

(2) The address of Mr. Roach is Route 2 - Kennedy Avenue, Guaynabo, Puerto Rico 00657. Beneficial ownership of Class A Common Stock includes 3,000,000 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock on a share for share basis and 1,185,000 shares of Class A Common Stock subject to outstanding options.

(3) Includes shares of Class A Common Stock subject to options as follows: for Ellena M. Byrne, 181,250; for Timothy J. Roach, 620,000; for Gustav V.R. Born, 37,500; for Joseph C. Hogan, 40,000; for William G. Sharwell, 45,000; for Emer Leahy, 65,000; and for Josef C. Schoell, 125,000 shares.

(4) Includes 115,000 shares owned by Ms. Byrne's son and 21,250 shares subject to options held by her husband. The inclusion of these amounts should not be construed as an admission that Ms. Byrne is the beneficial owner of these shares.

(5) Includes 3,000,000 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock and 2,442,500 shares of Class A Common Stock subject to outstanding options.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 4, 1998, October 1, 1998 and October 6, 1998, Alfred J. Roach purchased directly from the Company 50,000, 500,000 and 724,500 shares, respectively, of the Company's Class B Common Stock for $81,250 ($1.6250 per share), $203,125 ($0.4063 per share) and $181,125 ($0.25 per share), respectively, the closing bid prices of the Company's Class A Common Stock (into which the Company's Class B Common Stock is convertible on a share-for-share basis) on The Nasdaq Stock Market's National Market on the respective dates. On October 28, 1998 and March 8, 1999, Mr. Roach purchased directly from the Company 4,000,000 and 440,000 shares, respectively, of the Company's Class A Common Stock for $1,000,000 ($0.25 per share) and $440,000 ($1.1250 per share), respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN BIOGENETIC SCIENCES, INC.


Dated:   April 30, 1999        By: /s/  Josef C. Schoell
                                     ------------------------------------------
                                        Josef C. Schoell
                                        Vice President-Finance
                                    (Principal Financial and Accounting Officer)