Form 10-Q
period 1999-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 1999-05-14
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999    Commission File Number 0-19041

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at May 7, 1999

Class A Common Stock, par value $.001                  36,041,841
Class B Common Stock, par value $.001                   3,000,000

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                        (a development stage company)

               Form 10-Q for the Quarter Ended  March 31, 1999

                                    INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                Page No.
         Consolidated Balance Sheets -
            March 31, 1999 and December 31, 1998                  3
         Consolidated Statements of Operations -
            Three Months Ended March 31, 1999 and March 31, 1998
            and For the Period from Inception (September 1, 1983)
            Through March 31, 1999                                4
         Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1999 and March 31, 1998
             and For the Period from Inception (September 1, 1983)
            Through March 31, 1999                                5
         Consolidated Statements of Stockholders' Equity -
            For the Period from Inception (September 1, 1983)
            Through March 31, 1999                              6 - 8
         Notes to Consolidated Financial Statements            9 - 11

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                             11 - 12

Item 3:  Quantitative and Qualitative Disclosures about Market
         Risk                                                    16

Part II - OTHER INFORMATION

Item 2:  Changes in Securities                                   17

Item 6:  Exhibits and Reports on Form 8-K                        18
         Signature                                               18

    AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
              (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED BALANCE SHEETS

                                                          March 31,     December 31,
Assets                                                       1999           1998
                                                         ------------   ------------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                               $1,785,000     $3,047,000

  Accounts receivable                                        175,000        177,000
  Inventory                                                  590,000        545,000
  Other current assets                                       115,000         40,000
                                                         ------------   ------------
    Total current assets                                   2,665,000      3,809,000
                                                         ------------   ------------

Fixed assets, at cost, net of accumulated depreciation and
  amortization of $1,760,000 and $1,718,000, respectively    607,000        631,000

Patent costs, net of accumulated
 amortization of $415,000 and $390,000,
 respectively                                              1,684,000      1,468,000

Intangible assets, net                                       564,000        580,000

Other assets                                                 219,000         26,000
                                                         ------------   ------------
    Total assets                                          $5,739,000     $6,514,000
                                                         ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                     $695,000       $797,000
  Current portion of capital lease obligation                      -          8,000
  Current portion of notes payable                            55,000         57,000
                                                         ------------   ------------
    Total current liabilities                                750,000        862,000
                                                         ------------   ------------
Long Term Liabilities:

  Notes payable, less current portion                         50,000         56,000
                                                         ------------   ------------
    Total liabilities                                        800,000        918,000
                                                         ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 50,000,000 shares authorized;
  36,023,841 and 35,559,556 shares issued
  and outstanding, respectively                               36,000         36,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 3,000,000 shares
   issued and outstanding, respectively                        3,000          3,000

  Additional paid-in capital                              63,334,000     62,520,000

  Deficit accumulated during the development stage       (58,434,000)   (56,963,000)
                                                         ------------   ------------
    Total stockholders' equity                             4,939,000      5,596,000
                                                         ------------   ------------
                                                          $5,739,000     $6,514,000
                                                         ============   ============
The accompanying notes are an integral part of these consolidated balance sheets.

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)
                                                                    For the Period
                                                                    From Inception
                                              Three Months Ended    (September 1,
                                        --------------------------  1983) Through
                                         March 31,     March 31,      March 31,
                                            1999          1998           1999
                                        ------------  ------------  --------------

Revenues:
  Sales                                    $292,000      $114,000      $1,639,000
  Royalties / license fees                        -             -       1,000,000
  Collaborative agreements                   40,000             -         342,000
                                        ------------  ------------  --------------
                                            332,000       114,000       2,981,000

Costs and expenses:
  Cost of sales                             118,000        36,000         615,000
  Research and development                  518,000       496,000      29,324,000
  Selling, general and administrative     1,186,000     1,036,000      30,279,000
  Facility consolidation cost                     -             -         252,000
                                        ------------  ------------  --------------
     Loss from operations                (1,490,000)   (1,454,000)    (57,489,000)
                                        ------------  ------------  --------------
Other Income (Expense):
  Interest expense                           (1,000)      (49,000)     (4,357,000)
  Net gain on sale of fixed assets                -             -           7,000
  Investment income                          20,000        86,000       4,545,000
                                        ------------  ------------  --------------
Loss before extraordinary charge         (1,471,000)   (1,417,000)    (57,294,000)

Extraordinary charge for early
  retirement of debentures, net                   -             -      (1,140,000)
                                        ------------  ------------  --------------
     Net loss                           ($1,471,000)  ($1,417,000)   ($58,434,000)
                                        ============  ============  ==============

Per Share Information (Note 2):
  Basic and Diluted net loss per share
     Net loss                                ($0.04)       ($0.07)
                                        ============  ============

  Common shares used in computing
   per share amounts:
     Basic and Diluted                   38,683,000    21,280,000
                                        ============  ============


The accompanying notes are an integral part of these consolidated statements.
Page 4

          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (September 1,
                                                                            Three Months Ended        1983)
                                                                      --------------------------     Through
                                                                       March 31,     March 31,      March 31,
                                                                          1999          1998           1999
                                                                      ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                              ($1,471,000)  ($1,417,000)   ($58,434,000)
Adjustments to reconcile net (loss) to net cash
 provided by or (used) in operating activities:
   Depreciation and amortization                                           83,000       110,000       2,805,000
   Net gain on sale of fixed assets                                             -             -          (7,000)
   Net gain on sale of marketable securities                                    -             -        (217,000)
   Other non-cash expenses accrued primarily for stocks and warrants      167,000        27,000       2,209,000
   Amortization of debt discount included in interest expense                   -             -       2,160,000
   Extraordinary loss on repurchase of debt                                     -             -       1,140,000
   Write off of patent costs                                                    -             -          93,000
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                2,000       (93,000)        (67,000)
  (Increase) decrease in inventory                                        (45,000)       21,000        (432,000)
  (Increase) decrease in other current assets                             (75,000)      (22,000)       (115,000)
  (Increase) decrease in other assets                                       5,000             -          78,000
  Increase (decrease) in accounts payable and accrued expenses           (151,000)       16,000         825,000
  Increase in interest payable to stockholder                                   -             -         112,000
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) operating activities                 (1,485,000)   (1,358,000)    (49,850,000)
                                                                      ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                    (18,000)       (7,000)     (2,061,000)
  Proceeds from sale of fixed assets                                            -             -          18,000
  Payments for patent costs and other assets                             (241,000)      (55,000)     (2,169,000)
  Business acquisition, net of stock issued and cash acquired                   -             -        (119,000)
  Proceeds from maturity and sale of marketable securities                      -             -      67,549,000
  Purchases of marketable securities                                            -             -     (67,332,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) investing activities                   (259,000)      (62,000)     (4,114,000)
                                                                      ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                                  -      (427,000)     (2,246,000)
  Proceeds from issuance of common stock, net                             498,000         7,000      39,982,000
  Proceeds from issuance of 5% convertible debentures, net                      -             -       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -       7,790,000
  Principal payments under capital lease obligation and notes payable     (16,000)            -         (86,000)
  Redemption of 8% convertible debentures                                       -             -        (500,000)
  Repurchase of 5% convertible debentures                                       -             -      (3,852,000)
  Capital contributions from chairman                                           -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                         -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                        -             -      (1,300,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) financing activities                    482,000      (420,000)     55,749,000
                                                                      ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                   (1,262,000)   (1,840,000)      1,785,000
Cash and Cash Equivalents at Beginning of Period                        3,047,000     7,121,000               -
                                                                      ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                             $1,785,000    $5,281,000      $1,785,000
                                                                      ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                       -             -         $20,000
                                                                      ============  ============  ==============
 Convertible Debentures converted into 0, 271,252,
  and 10,470,583 shares of Common Stock, respectively                           -      $320,000     $14,658,000
                                                                      ============  ============  ==============
 Warrants                                                                $264,000             -        $852,000
                                                                      ============  ============  ==============
 Conversion of stockholder loan to paid-in capital                              -             -      $1,481,000
                                                                      ============  ============  ==============
The accompanying notes are an integral part of these consolidated statements.
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock to Chairman for cash      2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617         19,000    1,725,500        2,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 5%, 7% and 8% Convertible Debentures
    into Class A Common Stock                            0.32     4,851,618          5,000            -            -
  Sale of Class B Common Stock to Chairman for cash      0.37             -              -    1,274,500        1,000
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.06       163,915              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Class A Common Stock issued for Private Placement      0.25    10,800,000         11,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1998                                       35,559,556         36,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Class A Common Stock to Chairman for cash      1.13       440,000              -            -            -
  Exercise of stock options                              0.61         5,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.19        19,285              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, MARCH 31, 1999                                          36,023,841        $36,000    3,000,000       $3,000
                                                                ============  =============  ===========  ===========

The accompanying notes are an integral part of these consolidated statements.
  Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       92,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
 Page - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
 Page - 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock to Chairman for cash                 778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                       56,077,000    (49,415,000)   6,683,000
                                                                ------------  -------------  -----------

  Conversion of 5%, 7% and 8% Convertible Debentures
    into Class A Common Stock                                     1,442,000              -    1,447,000
  Sale of Class B Common Stock to Chairman for cash                 465,000              -      466,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       205,000              -      205,000
  Class A Common Stock issued                                       174,000              -      174,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Class A Common Stock issued for Private Placement               2,689,000              -    2,700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (7,548,000)  (7,548,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1998                                       62,520,000    (56,963,000)   5,596,000
                                                                ------------  -------------  -----------

  Sale of Class A Common Stock to Chairman for cash                 495,000              -      495,000
  Exercise of stock options                                           3,000              -        3,000
  Expense for warrants issued                                       293,000              -      293,000
  Class A Common Stock issued                                        23,000              -       23,000
  Net (loss) for the period                                               -     (1,471,000)  (1,471,000)
                                                                ------------  -------------  -----------
BALANCE, MARCH 31, 1999                                         $63,334,000   ($58,434,000)  $4,939,000
                                                                ============  =============  ===========

The accompanying notes are an integral part of these consolidated statements.
 CONTINUED
 Page - 8 (column continuation)

         AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                    (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                           March 31, 1999

(1)  INTERIM FINANCIAL STATEMENTS
The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1999 and results of operations for the three months ended March 31, 1999 and March 31, 1998. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the full year.

(2)  NET LOSS PER COMMON SHARE
Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. The provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 1999 and 1998 is the same as Basic EPS because the inclusion of stock options and warrants outstanding would be antidilutive.

(3)  INVENTORY
Inventory consists of the following:

                         March 31,  December 31,
                        ------------------------
                             1999        1998
                             -----       -----
Raw Materials              $313,000    $339,000
Work in Process              79,000      91,000
Finished Goods              198,000     115,000
                        ------------------------
                           $590,000    $545,000
                        ========================


(4)  STOCKHOLDERS' EQUITY
Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended March 31, 1999.


                                    Weighted Avg
                                       Option
                           Shares      Price
                        ------------------------
Granted                     205,000       $1.14
Exercised                     5,000       $0.61
Cancelled                    82,166       $3.76



Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for the Company's Boston research facility, the Company may at its option pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The number of shares of Common Stock is computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. With respect to the three months ended February 26, 1999, the Company calculated 29,850 shares of Class A Common Stock to be issued, as well as warrants to purchase 29,850 shares of Class A

Common Stock at an exercise price of $1.28 per share. These shares and warrants will be issued during the second quarter of 1999. The fair value of the warrants were calculated using an option-pricing model as of February 26, 1999 and recorded a charge to operations of $24,000.

     Pursuant to an investor relations agreement, the Company is to issue a warrant to the investor relations firm to purchase up to 300,000 shares of Class A Common Stock at $1.00 per share for five years, with vesting based on the achievement of certain goals. Included in Other assets is the fair value of these warrants as determined using an option-pricing model of $264,000 which is being amortized over the service period of the agreement.

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

Liquidity and Capital Resources

     ABS, a development stage company incorporated in September 1983, launched two commercial products (TpP , ABS' Thrombus Precursor Protein diagnostic test, and FiF , ABS' Functional Intact Fibrinogen diagnostic test) in the fourth quarter of 1997. Although, to date, ABS has not derived any significant revenues from the sale of these products. On April 23, 1998, the Company acquired Stellar Bio Systems, Inc.
( Stellar ) a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock (398,406 shares were issued), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. The Company recorded a contingent payment of $150,000 in Class A Common Stock (131,118 shares) on April 23, 1999 (second fiscal quarter) representing the first contingent payment.

     ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology program and in the development and commercialization of a point of care format for TpP , as well as in the FDA approval process relating to additional 510(k) filings for TpP , FiF and Stellar s products.

     As of March 31, 1999, ABS had working capital of $1,915,000, compared to $2,947,000 at December 31,1998. ABS' management believes that current working capital along with additional financing, projected receipt of licensing fees and/or other contingency plans, will be sufficient to fund its planned activities through the first quarter of 2000. The Company is seeking to license TpP and its neurobiology compound ABS 103, to large pharmaceutical companies in order to provide additional funding and clinical expertise, to perform additional testing necessary to obtain regulatory approvals, to provide manufacturing expertise and to market ABS' products. Without such licensing or co-marketing arrangements, additional sources of funding will be required to finance ABS. There can be no assurances that such funding will be available or, if available, the terms thereof.

     The Company's cash and cash equivalents decreased by $1,262,000 to $1,785,000 during the first quarter of 1999, primarily because cash used in operations ($1,485,000) and investing activities ($259,000) exceeded net cash provided by financing activities ($482,000). Net cash of $1,485,000 was used in operations to fund the Company s cash loss from operations of $1,221,000 (net of non cash expenses of $83,000 for depreciation and amortization, and $167,000 incurred in connection with the issuance of stock and warrants). Net cash of $264,000 was used by changes in operating assets and liabilities primarily as a result of decrease in accounts payable and accrued expenses ($151,000), an increase in inventory ($45,000) to cover expected increased shipments in the second quarter of 1999, an increase in other current assets ($75,000) primarily a receivable from a National Institutes of Health ("NIH") grant, partially offset by an increase in accounts receivable ($2,000) and other assets ($5,000). Cash used in investing activities was for the purchase of equipment ($18,000) and capitalized patent costs ($241,000) primarily for neurobiology compounds. Financing activities provided $482,000 as a result of the purchase by the Company's Chairman of 440,000 shares of Class A Common Stock for $495,000, the exercise of stock options, offset by payments under capital lease obligations and notes payable.

Results of Operations

     The Company's net loss of $1,471,000 for the first quarter ended March 31, 1999 increased by $54,000 from a net loss of $1,417,000 for the first quarter ended March 31, 1998. The increase in the net loss is primarily due to increased selling, general and administrative expenses of $150,000, increased research and development expenses of $22,000, lower investment income of $66,000, offset by an increase in gross profit of $96,000, an earned NIH grant of $40,000 and reduced interest expense of $48,000.

     Revenue during the first quarter of 1999 was primarily from sales of Stellar products. Sales of TpP and FiF diagnostic kits were lower during the first quarter of 1999 compared to 1998 due to a slow market acceptance of the current test format. In addition, the sales of TpP during the first quarter of 1998 was the result of distributors' initial stocking of the product. The revenue of $40,000 reflects the earned portion of an NIH grant. The Company obtained a grant of $135,000 from the NIH National Institute on Aging for additional studies of the Company's neurobiology compound ABS 205 of which $40,000 was earned in the first quarter of 1999. This study will be completed by the end of June 1999.

     Research and development expenses increased by $22,000, from $496,000 to $518,000, primarily due to the cost of TpP point of care development and the inclusion of Stellar's research and development costs which related primarily to work supporting FDA 510K filings. Results of Stellar are included in the Company's results of operations only since its April 23, 1998 acquisition by the Company.

     Selling, general and administrative expenses increased by $150,000, from $1,036,000 to $1,186,000, as a result of the inclusion of Stellar's selling and general expenses, increases in the cost of investor relations offset in part by a reduction in other consulting costs.

     Interest expense decreased by $48,000, from $49,000 to $1,000, resulting from the absence of convertible debentures outstanding which were repurchased in the fourth quarter of fiscal 1998.

     Investment income decreased by $66,000, from $86,000 in 1998 to $20,000 in 1999, as a result of lower average cash balances.

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

     In addition, ABS may face some risk to the extent that suppliers of products and others with whom ABS has a material business relationship will not be Year 2000 compliant. Accordingly, ABS has initiated formal communications with significant suppliers and third parties in order to determine the extent to which ABS may be vulnerable to the failure of these suppliers and third parties to remediate their own Year 2000 issues. ABS is reviewing and evaluating the responses it receives and periodically monitor the progress of these suppliers and third parties in addressing their own Year 2000 issues. However, ABS is not dependent upon any one supplier and believes that it could readily replace non-compliant suppliers should that become necessary.

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

     Risks: ABS is not aware, at this time, of any Year 2000 non-compliance that will not be cured by the end of 1999 and that will materially affect ABS. However some risks that ABS faces include: the failure of internal information systems, a slow down in receipt of manufactured product and in customers' ability to make payments.

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

Item 3   Quantitative and Qualitative Disclosures about Market Risk

     The Company s available cash is invested in highly liquid investments (primarily United States Treasury Bills) which have a maturity, at the time of purchase, of less than three months. ABS does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations. ABS does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding.
ABS does not believe it has any other material exposure to market risks associated with interest rates.

                               PART II
                          OTHER INFORMATION

Item 2.  Changes in Securities

       In connection with a lease agreement for the Boston research facility, the Company may at its option pay a portion of the annual lease obligation with Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares is computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The Warrant Shares are to be exercisable during a period of four years from the date of issuance, at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued. Pursuant thereto for the three months ended February 26, 1999, the Company calculated 29,850 shares of Class A Common Stock to be issued and a warrant to purchase 29,850 shares of Class A Common Stock at an exercise price of $1.28 per share. These shares and warrant will be issued during the second quarter of 1999. In connection with such acquisition, the purchaser agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the purchaser certain rights to cause the Warrant Shares to be registered under the Act at the Company's expense. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               27   Financial Data Schedule
         (b)   Reports on Form 8-K
               No reports on Form 8-K were filed for the quarter covered by this Report.

                             SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              AMERICAN BIOGENETIC SCIENCES, INC.
                                        (Registrant)


Date May 14, 1999                  /s/  Josef C. Schoell
                                   Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)
Page 18