Form 10-Q
period 1999-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1999-08-13
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 1999          Commission File Number 0-19041


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                     Outstanding at August 6, 1999

 Class A Common Stock, par value $.001                           36,305,380
 Class B Common Stock, par value $.001                            3,000,000

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                     (a development stage company)

            Form 10-Q for the Quarter Ended  June 30, 1999

                                 INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                    Page No.
         Consolidated Balance Sheets -
         June 30, 1999 and December 31, 1998                          3
         Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 1999 and June 30, 1998
         and For the Period from Inception (September 1, 1983)
         Through June 30, 1999                                        4
         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1999 and June 30, 1998
          and For the Period from Inception (September 1, 1983)
         Through June 30, 1999                                        5
         Consolidated Statements of Stockholders' Equity -
         For the Period from Inception (September 1, 1983)
         Through June 30, 1999                                      6 - 8
         Notes to Consolidated Financial Statements                9 - 11

Item 2:   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                     11 - 18

Item 3:    Quantitative and Qualitative Disclosures about Market Risk     18

Part II - OTHER INFORMATION

Item 2:  Changes in Securities                                     18 - 19
Item 4:  Submission of Matters to Vote of Security Holders         20 - 22
Item 5:  Other Events                                                22
Item 6:  Exhibits and Reports on Form 8-K                            22
        Signature                                                    23

    AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
              (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED BALANCE SHEETS

                                                           June 30,     December 31,
Assets                                                       1999           1998
                                                         ------------   ------------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                 $454,000     $3,047,000

  Accounts receivable                                        216,000        177,000
  Inventory                                                  603,000        545,000
  Other current assets                                       185,000         40,000
                                                         ------------   ------------
    Total current assets                                   1,458,000      3,809,000
                                                         ------------   ------------

Fixed assets, at cost, net of accumulated depreciation and
  amortization of $1,794,000 and $1,718,000, respectively    542,000        631,000

Patent costs, net of accumulated
 amortization of $444,000 and $390,000,
 respectively                                              1,763,000      1,468,000

Intangible assets, net                                       696,000        580,000

Other assets                                                 151,000         26,000
                                                         ------------   ------------
    Total assets                                          $4,610,000     $6,514,000
                                                         ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                     $770,000       $797,000
  Current portion of capital lease obligation                      -          8,000
  Current portion of notes payable                            47,000         57,000
                                                         ------------   ------------
    Total current liabilities                                817,000        862,000
                                                         ------------   ------------
Long Term Liabilities:

  Notes payable, less current portion                         44,000         56,000
                                                         ------------   ------------
    Total liabilities                                        861,000        918,000
                                                         ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 100,000,000 shares authorized;
  36,295,130 and 35,559,556 shares issued
  and outstanding, respectively                               36,000         36,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 3,000,000 shares
   issued and outstanding, respectively                        3,000          3,000

  Additional paid-in capital                              63,694,000     62,520,000

  Deficit accumulated during the development stage       (59,984,000)   (56,963,000)
                                                         ------------   ------------
    Total stockholders' equity                             3,749,000      5,596,000
                                                         ------------   ------------
                                                          $4,610,000     $6,514,000
                                                         ============   ============
The accompanying notes are an integral part of these consolidated balance sheets.

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                                                                    For the Period
                                                                                                    From Inception
                                              Three Months Ended             Six Months Ended       (September 1,
                                        --------------------------  ------------------------------  1983) Through
                                          June 30,      June 30,       June 30,        June 30,        June 30,
                                            1999          1998           1999            1998            1999
                                        ------------  ------------  --------------  --------------  --------------
Revenues:
  Sales                                    $343,000      $327,000        $635,000        $441,000      $1,982,000
  Royalties / license fees                        -             -               -               -       1,000,000
  Collaborative agreements                   39,000             -          79,000               -         381,000
                                        ------------  ------------  --------------  --------------  --------------
                                            382,000       327,000         714,000         441,000       3,363,000

Expenses:
  Cost of sales                             147,000       106,000         265,000         142,000         762,000
  Research and development                  520,000       580,000       1,038,000       1,076,000      29,844,000
  Selling, general and administrative     1,269,000     1,095,000       2,455,000       2,131,000      31,548,000
  Facility consolidation cost                     -             -               -               -         252,000
                                        ------------  ------------  --------------  --------------  --------------
     Loss from operations                (1,554,000)   (1,454,000)     (3,044,000)     (2,908,000)    (59,043,000)
                                        ------------  ------------  --------------  --------------  --------------
Other Income (Expense):
  Interest expense                           (4,000)     (127,000)         (5,000)       (176,000)     (4,361,000)
  Net gain on sale of fixed assets                -             -               -               -           7,000
  Investment income                           8,000        85,000          28,000         171,000       4,553,000
                                        ------------  ------------  --------------  --------------  --------------
Loss before extraordinary charge         (1,550,000)   (1,496,000)     (3,021,000)     (2,913,000)    (58,844,000)

Extraordinary charge for early
  retirement of debentures, net                   -             -               -               -      (1,140,000)
                                        ------------  ------------  --------------  --------------  --------------
     Net loss                           ($1,550,000)  ($1,496,000)    ($3,021,000)    ($2,913,000)   ($59,984,000)
                                        ============  ============  ==============  ==============  ==============

Per Share Information (Note 2):
  Basic and Diluted net loss per share       ($0.04)       ($0.07)         ($0.08)         ($0.14)
                                        ============  ============  ==============  ==============
 Common shares used in computing
   per share amounts:
     Basic and Diluted                   39,136,000    21,726,000      38,918,000      21,505,000
                                        ============  ============  ==============  ==============

The accompanying notes are an integral part of these consolidated statements.


Page 4

          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (September 1,
                                                                            Six Months Ended          1983)
                                                                      --------------------------     Through
                                                                        June 30,      June 30,       June 30,
                                                                          1999          1998           1999
                                                                      ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                              ($3,021,000)  ($2,913,000)   ($59,984,000)
Adjustments to reconcile net (loss) to net cash
 provided by or (used) in operating activities:
   Depreciation and amortization                                          164,000       249,000       2,886,000
   Net gain on sale of fixed assets                                             -             -          (7,000)
   Net gain on sale of marketable securities                                    -             -        (217,000)
   Other non-cash expenses accrued primarily for stocks and warrants      291,000        51,000       2,333,000
   Amortization of debt discount included in interest expense                   -        64,000       2,160,000
   Extraordinary loss on repurchase of debt                                     -             -       1,140,000
   Write off of patent costs                                                    -             -          93,000
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                              (39,000)     (198,000)       (108,000)
  (Increase) decrease in inventory                                        (58,000)       (9,000)       (445,000)
  (Increase) decrease in other current assets                            (145,000)      (18,000)       (185,000)
  (Increase) decrease in other assets                                       7,000        (5,000)         80,000
  Increase (decrease) in accounts payable and accrued expenses             26,000       736,000       1,002,000
  Increase in interest payable to stockholder                                   -             -         112,000
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) operating activities                 (2,775,000)   (2,043,000)    (51,140,000)
                                                                      ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                    (19,000)      (14,000)     (2,062,000)
  Proceeds from sale of fixed assets                                            -             -          18,000
  Payments for patent costs and other assets                             (349,000)      (96,000)     (2,277,000)
  Business acquisition, net of stock issued and cash acquired                   -      (119,000)       (119,000)
  Proceeds from maturity and sale of marketable securities                      -             -      67,549,000
  Purchases of marketable securities                                            -             -     (67,332,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) investing activities                   (368,000)     (229,000)     (4,223,000)
                                                                      ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                                  -    (1,000,000)     (2,246,000)
  Proceeds from issuance of common stock, net                             580,000        98,000      40,064,000
  Proceeds from issuance of 5% convertible debentures, net                      -     3,727,000       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -       7,790,000
  Principal payments under capital lease obligation and notes payable     (30,000)      (13,000)       (100,000)
  Redemption of 8% convertible debentures                                       -             -        (500,000)
  Repurchase of 5% convertible debentures                                       -             -      (3,852,000)
  Capital contributions from chairman                                           -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                         -             -       2,669,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                        -             -      (1,300,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) financing activities                    550,000     2,812,000      55,817,000
                                                                      ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                   (2,593,000)      540,000         454,000
Cash and Cash Equivalents at Beginning of Period                        3,047,000     7,121,000               -
                                                                      ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                               $454,000    $7,661,000        $454,000
                                                                      ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                       -             -         $20,000
                                                                      ============  ============  ==============
 Convertible Debentures converted into 0, 851,618,
  and 10,470,583 shares of Common Stock, respectively                           -    $1,334,000     $14,658,000
                                                                      ============  ============  ==============
  Warrants                                                               $264,000      $252,000        $852,000
                                                                      ============  ============  ==============
  Conversion of stockholder loan to paid-in capital                             -             -      $1,481,000
                                                                      ============  ============  ==============
The accompanying notes are an integral part of these consolidated statements.
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Unaudited)

                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                             $          4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                             $         13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock to Chairman for cash      2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617         19,000    1,725,500        2,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 5%, 7% and 8% Convertible Debentures
    into Class A Common Stock                            0.32     4,851,618          5,000            -            -
  Sale of Class B Common Stock to Chairman for cash      0.37             -              -    1,274,500        1,000
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.06       163,915              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Class A Common Stock issued for Private Placement      0.25    10,800,000         11,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1998                                       35,559,556         36,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Class A Common Stock to Chairman for cash      1.13       440,000              -            -            -
  Exercise of stock options                              0.61         5,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.11       290,574              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, JUNE 30, 1999                                           36,295,130        $36,000    3,000,000       $3,000
                                                                ============  =============  ===========  ===========

The accompanying notes are an integral part of these consolidated statements.
  Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       93,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
 Page - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
 Page - 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock to Chairman for cash                 778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                       56,077,000    (49,415,000)   6,683,000
                                                                ------------  -------------  -----------

  Conversion of 5%, 7% and 8% Convertible Debentures
    into Class A Common Stock                                     1,442,000              -    1,447,000
  Sale of Class B Common Stock to Chairman for cash                 465,000              -      466,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       205,000              -      205,000
  Class A Common Stock issued                                       174,000              -      174,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Class A Common Stock issued for Private Placement               2,689,000              -    2,700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (7,548,000)  (7,548,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1998                                       62,520,000    (56,963,000)   5,596,000
                                                                ------------  -------------  -----------

  Sale of Class A Common Stock to Chairman for cash                 495,000              -      495,000
  Exercise of stock options                                           3,000              -        3,000
  Expense for warrants issued                                       353,000              -      353,000
  Class A Common Stock issued                                       323,000              -      323,000
  Net (loss) for the period                                               -     (3,021,000)  (3,021,000)
                                                                ------------  -------------  -----------
BALANCE, JUNE 30, 1999                                          $63,694,000   ($59,984,000)  $3,749,000
                                                                ============  =============  ===========

The accompanying notes are an integral part of these consolidated statements.
 CONTINUED
 Page - 8 (column continuation)

     AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
                        June 30, 1999

  (1)INTERIM FINANCIAL STATEMENTS
The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1999 and results of operations for the three and six months ended June 30, 1999 and June 30, 1998. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the full year.

  (2)NET LOSS PER COMMON SHARE
Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. The provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 1999 and 1998 is the same as Basic EPS because the inclusion of stock options and warrants outstanding would be antidilutive.

  (3)INVENTORY
Inventory consists of the following:

                          June 30,  December 31,
                        ------------------------
                               1999        1998
                           -----       -----
Raw Materials              $323,000    $339,000
Work in Process              71,000      91,000
Finished Goods              209,000     115,000
                        ------------------------
                           $603,000    $545,000
                        ========================

  (4)STOCKHOLDERS' EQUITY
Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended June 30, 1999.

                                    Weighted Avg
                                       Option
                           Shares      Price
                        ------------------------
Granted                   1,020,000       $1.00
Exercised                         -           -
Cancelled or expired        523,584       $3.26


Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for the Company's former Boston research facility, the Company was entitled, at its option to pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The Company paid $37,000 to terminate this lease and has no further obligations as of June 30, 1999. The number of shares of Common Stock issued was computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants issued are exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. With respect to the three months ended February 26, 1999, on May 17, 1999, the Company issued 29,850 shares of Class A Common Stock, as well as warrants to purchase 29,850 shares of Class A Common Stock at an exercise price of $1.28 per share. The fair value of the warrants were calculated using an option-pricing model as of February 26, 1999. The Company recorded a charge to operations of $24,000 in the first quarter of 1999.

     Pursuant to an investor relations agreement, the Company issued a warrant to the investor relations firm to purchase up to 300,000 shares of Class A Common Stock at $1.00 per share for five years, with vesting based on the achievement of certain goals. Included in Other assets is the fair value of these warrants, as determined using an option-pricing model, of $264,000 which is being amortized over the service period of the agreement.

 Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information which ABS' management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

General

     ABS, a development stage company incorporated in September 1983, launched two commercial products (TpP , ABS' Thrombus Precursor Protein diagnostic test, and FiF , ABS' Functional Intact Fibrinogen diagnostic test) in the fourth quarter of 1997. To date, ABS has not derived any significant revenues from the sale of these products. On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock (398,406 shares were issued), plus future contingent payments of up to $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. The Company made a contingent payment of $150,000 in Class A Common Stock (131,118 shares) as of April 23, 1999 representing the first contingent payment. This amount was charged to Intangible assets and is being amortized over 10 years. Results of Stellar are included in the Company's results of operations only since its April 23, 1998 acquisition by the Company.

Liquidity and Capital Resources

     ABS intends to continue to make substantial expenditures for research and product development in the neurobiology program and in the development and commercialization of a point of care format for TpP , as well as in the FDA approval process relating to additional 510(k) filings for TpP , FiF and Stellar's products.

     However, as of June 30, 1999, ABS had working capital of $641,000, compared to $2,947,000 at December 31, 1998. The Company has implemented a cash conservation plan which includes salary deferrals by executive officers and other employees ranging from 5% to 100% of salary. In addition, non-essential projects and consultants have been terminated or have agreed to other methods of payment for services including the issuance of stock or are expected to agree to defer payments. ABS' management believes that current working capital and loans and or an equity investment which the Company's Chairman has indicated a willingness to make to the Company, along with other financing and technology licensing fees and collaborative fees which the Company is seeking would be sufficient to fund its planned activities through the first quarter of 2000. The Company is seeking to license TpP and its ABS 103 neurobiology compound to large pharmaceutical companies in order to provide additional funding and clinical expertise, to perform additional testing necessary to obtain regulatory approvals, to provide manufacturing expertise and to market ABS' products. Without significant licensing or co-marketing arrangements, additional sources of funding will be required to finance
ABS longer term. There can be no assurances that any funding will be available or, if available, the terms thereof.

     The Company's cash and cash equivalents decreased by $2,593,000 to $454,000 during the six months ended June 30, 1999, primarily because cash used in operations of $2,775,000 and investing activities of $368,000 exceeded net cash provided by financing activities of $550,000. Net cash of $2,775,000 was used in operations to fund the Company's cash loss from operations of $2,566,000 (net of non cash expenses of $164,000 for depreciation and amortization, and $291,000 incurred as a result of the issuance of stock and warrants for services). Net cash of $209,000 was used by changes in operating assets and liabilities as a result of an increase in other current assets ($145,000) due to a contractual loan made to the President/CEO of $100,000 as part of the inducement to him to join the Company, a receivable of $29,000 from the National Institute of Health (NIH), an increase in inventory ($58,000) and an increase in accounts receivable ($39,000), partially offset by a decrease in other assets ($7,000) and an increase in accounts payable ($26,000). Cash used in investing activities was for the purchase of fixed assets ($19,000) and capitalized patent costs ($349,000) primarily for neurobiology compounds. Financing activities provided $550,000 as a result of the purchase by the Company's Chairman of 440,000 shares of Class A Common Stock for $495,000, the purchase by the Company's President/CEO of 82,000 shares of Class A Common Stock for $82,000, and the exercise of stock options, offset in part, by payments under capital lease obligations and notes payable.

Results of Operations

   The Company has completed the relocation of its R&D facility and antigen free mouse colony from Boston, Massachusetts to Maryland, where R&D operations have been integrated with Stellar's facilities. The relocation has reduced personnel costs, as well as rent and maintenance costs.

   Three Months Ended June 30, 1999

   The Company's net loss of $1,550,000 for the second quarter ended June 30, 1999 increased by $54,000 from a net loss of $1,496,000 for the second quarter ended June 30, 1998. The increase in the net loss was primarily due to increased selling, general and administrative expenses of $174,000, a decrease in gross profit of $25,000 and lower investment income of $77,000, partially offset by a decrease in research and development expenses of $60,000, the portion of an NIH grant earned during the quarter ($39,000) and reduced interest expense of $123,000.

     Revenue during the second quarter of 1999 was primarily from sales of Stellar products. Sales of TpP and FiF diagnostic kits were slightly higher during the second quarter of 1999 as compared to the second quarter of 1998. Collaborative agreement revenue of $39,000 reflects the earned portion of an NIH grant. The Company obtained a grant of $135,000 from the NIH National Institute on Aging for additional studies of the Company's neurobiology compound ABS 205. The study has been completed and the final report is expected to be submitted during the fourth quarter of 1999.

     Research and development expenses decreased by $60,000, from $580,000 to $520,000, primarily due to the consolidation of R&D operations in Stellar's facilities which resulted in savings in personnel costs, rent and maintenance costs, partially offset by the inclusion of Stellar's costs for the full three month period in 1999 compared to approximately two months in 1998, increases in Stellar's research and development costs relating to FDA 510(k) filings and continued TpP point of care development and clinical costs.

     Selling, general and administrative expenses increased by $174,000, from $1,095,000 to $1,269,000, as a result of the inclusion of Stellar's selling and general expenses for the full three months in 1999 compared to approximately two months in 1998, increases in the cost of investor relations, the noncash value of warrants issued for services and increases in travel and meeting costs.

     Interest expense decreased by $123,000, from $127,000 to $4,000, resulting from the absence of convertible debentures which were repurchased in the fourth quarter of fiscal 1998.

     Investment income decreased by $77,000, from $85,000 in the second quarter of 1998 to $8,000 in 1999, as a result of lower average cash balances.

   Six Months Ended June 30, 1999

   The Company's net loss of $3,021,000 for the six months ended June 30, 1999 increased by $108,000 from a net loss of $2,913,000 for the six months ended June 30, 1998. The increase in the net loss was primarily due to increased selling, general and administrative expenses of $324,000, and lower investment income of $143,000, partially offset by an increase in gross profit of $71,000, a decrease in research and development expenses of $38,000, the portion of an NIH grant earned during the six months ($79,000) and reduced interest expense of $171,000.

     The increase in sales during the six months ended June 30, 1999 of $194,000 was primarily due to sales of Stellar products. Partially offsetting this increase were lower sales of TpP and FiF diagnostic kits during the six month period of 1999 as compared to the first six months of 1998 due to a continued slow market acceptance of the current test format. Sales of TpP during the first quarter of 1998 was the result of distributors initial stocking of the product. The collaborative agreement revenue of $79,000 reflects the earned portion of an NIH grant. The Company obtained a grant of $135,000 from the NIH National Institute on Aging for additional studies of the Company's neurobiology compound ABS 205. The study has been completed and the final report is expected to be submitted during the fourth quarter of 1999.

     Research and development expenses decreased by $38,000, from $1,076,000 to $1,038,000, primarily due to the consolidation of R&D facilities offset in part by the inclusion of Stellar's costs for the full six month period of 1999 compared to approximately two months in 1998, increases in Stellar's post-acquisition research and development costs relating to FDA 510(k) filings and continued TpP point of care development and clinical costs.

     Selling, general and administrative expenses increased by $324,000, from $2,131,000 to $2,455,000, as a result of the inclusion of Stellar's selling and general expenses for the full six month period of 1999 compared to approximately two months of 1998, increases in the cost of investor relations and the noncash value of warrants issued for services offset, in part, by a reduction in other consulting costs.

     Interest expense decreased by $171,000, from $176,000 to $5,000, resulting from the absence of convertible debentures which were repurchased in the fourth quarter of fiscal 1998.

     Investment income decreased by $143,000, from $171,000 in the six month period of 1998 to $28,000 in 1999, as a result of lower average cash balances.

Year 2000

      State of Readiness:The Year 2000 problem is the result of some computer programs being written using two-digits rather than four to define the applicable year. Therefore, it is possible that programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculation. ABS uses software developed and supported by third parties for various applications, including financial reporting, sales, purchasing and inventory, which will require upgrade. ABS has assessed the impact of the Year 2000 issue on its information systems. The Company believes that the upgrade can be completed within one month through the purchase of readily available software. The Company has delayed purchasing and installing this software in order to conserve cash.

     In addition, ABS may face some risk to the extent that suppliers of products and others with whom ABS has a material business relationship will not be Year 2000 compliant. Accordingly, ABS has initiated formal communications with significant suppliers and third parties in order to determine the extent to which ABS may be vulnerable to the failure of these suppliers and third parties to remediate their own Year 2000 issues. The Company has received written responses from its material suppliers and service providers which indicate that they are Year 2000 compliant. ABS is not dependent upon any one supplier and believes that it could readily replace non-compliant suppliers should that become necessary.

     ABS has also reviewed its non-information technology systems to determine the extent of any changes that may be necessary and currently believes that minimal changes are necessary for Year 2000 compliance.

     Costs: The Company currently estimates that the cost of the Year 2000 project will not exceed $50,000. This cost estimate may change as ABS progresses in its Year 2000 project, obtains additional information and conducts further testing.

     Risks: ABS is not aware, at this time, of any Year 2000 non-compliance that it anticipates will not be cured by the end of 1999 and that will materially affect ABS. However, some risks that ABS faces include: the failure of internal information systems, a slow down in receipt of manufactured product and in customers' ability to make payments.

     Contingency Plans: ABS believes that, on a continency basis, it can operate its financial reporting, sales, purchasing and inventory systems on a manual basis.


Item 3.      Quantitative and Qualitative Disclosures about Market Risk

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

                           PART II
                      OTHER INFORMATION
Item 2.  Changes in Securities

       In connection with a lease agreement for its Boston research facility, the lease for which was terminated on June 30, 1999, the Company was entitled at its option to pay a portion of the annual lease obligation with Class A Common Stock (the "Issued Shares") plus a warrant (the "Warrant") to purchase shares of Class A Common Stock (the "Warrant Shares"). The number of Issued Shares was computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The Warrant Shares are exercisable during a period of four years from the date of issuance at an exercise price equal to the closing price of the underlying Class A Common Stock on the date the warrant was issued. Pursuant thereto, for the three months ended February 26, 1999, on May 17, 1999 the Company issued 29,850 shares of Class A Common Stock and a warrant to purchase 29,850 shares of Class A Common Stock at an exercise price of $1.28 per share. No shares or warrants were issued with respect to the period after February 26, 1999. In connection with such acquisition, the landlord agreed to acquire the Issued Shares, the Warrant and the Warrant Shares for investment and not with a view to the distribution of such securities. In connection therewith, the Company has granted the landlord certain rights to cause the Warrant Shares to be registered under the Securities Act of 1933, as amended (the "Act"), at the Company's expense. The Company believes that the exemption from registration afforded by
Section 4(2) of the Act is applicable to the issuance of such securities.

     During the six months ended June 30, 1999, the Company issued an aggregate of 47,606 Class A Common Stock to two consultants in partial consideration for services rendered, valued at $53,000. In connection with such issuances, the consultants agreed to acquire the shares issued to them for investment only and not with a view to the distribution of such securities. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such securities.

     During the six months ended June 30, 1999, the Company issued a warrant to an investor relations firm to purchase up to 300,000 shares of Class A Common Stock. The warrant is exercisable until January 19, 2004 at an exercise price of $1.00 per share, with vesting based on the achievement of certain goals. In connection with such issuance, the investor relations firm agreed to acquire the warrant and any shares of Class A Common Stock that may be issued upon the exercise of the warrant for investment and not with a view to the distribution of such shares. In connection therewith, the Company has granted the investor relations firm certain rights to cause the shares issuable upon the exercise of the warrant to be registered under the Act at the Company's expense.
The Company believes that the exemption from registration afforded by
Section 4(2) of the Act is applicable to the issuance of such securities.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's 1999 Annual Meeting of Stockholders held on June 15, 1999 the following matters were voted on:

     (a) The following eight directors to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified by the following vote:
                                                     Voting Authority
                                           For          Withheld
      Alfred J. Roach                   56,209,481       982,589
      John S. North                     56,901,703       290,367
      Ellena M. Byrne                   56,837,303       354,767
      Timothy J. Roach                  56,361,808       830,262
      Gustav V. R. Born                 56,435,855       756,215
      Glenna M. Crooks                  56,876,158       315,912
      Joseph C. Hogan                   56,712,703       479,367
      William G. Sharwell               56,716,703       475,367

     (b) Adopted an amendment to the Company's Certificate of Incorporation to increase the number of shares of Class A Common Stock which the Company is authorized to issue from 50,000,000 to 100,000,000 shares by the following votes:

     Class A Common Stock voting as a separate class:
              For         Against        Abstain
          24,790,809     2,276,231       125,030

     Class A and Class B voting as one class:
              For         Against         Abstain
          54,790,809     2,276,231        125,030

     (c) Adopted an amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock which may be issued thereunder from 2,000,000 to 4,000,000 shares by the following vote:
       Broker
              For         Against         Abstain         Non Votes
          41,879,753     3,073,536        146,621         12,092,160

     (d) Adopted an amendment to the Company's 1996 Stock Option Plan to increase the number of shares that may be subject to options granted to any one optionee in any calendar year from 150,000 to 500,000 shares by the following vote:
       Broker
              For         Against          Abstain        Non Votes
          54,345,068     2,366,158         142,055         338,789

     (e) Ratified the selection of Arthur Andersen LLP to serve as the Company's independent auditors for the year ending December 31, 1999 by the following vote:

               For            Against           Abstain
            57,013,105        109,469           69,496

     Each matter was approved by the vote of Class A and Class B Common Stock stockholders voting together as one class, with each share of Class A having one vote and each share of Class B having ten votes, except that the proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Class A Common Stock which the Company is authorized to issue was also approved by the vote of Class A Common Stock stockholders voting as a separate class.

Item 5.  Other Events

At the annual meeting of the Board of Directors, following the annual meeting of the Stockholders on June 15, 1999, the Board elected the following as the executive officers of the Company.

   Name                         Position
Alfred J. Roach         Chairman of the Board
John S. North           President and Chief Executive Officer
Ellena M. Byrne         Executive Vice President-Global Scientific Network
James H. McLinden       Vice President-Molecular Biology
George Christoffersen   Vice President-Research and Development
Josef C. Schoell        Vice President Finance
Timothy J. Roach        Treasurer and Secretary

Item 6.  Exhibits and Reports on Form 8-K

          (a)Exhibits
               27   Financial Data Schedule
          (b)Reports on Form 8-K
               No reports on Form 8-K were filed for the quarter covered by this Report.

                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN BIOGENETIC SCIENCES, INC.
                                       (Registrant)


   Date August 13, 1999             /s/  Josef C. Schoell
                                     Josef C. Schoell
                                     Vice President, Finance
                                     (Principal Financial and
                                      Accounting Officer)