Form 10-Q
period 1999-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 1999-11-12
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                                  OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999   Commission File Number 0-19041


                  American Biogenetic Sciences, Inc.
       (Exact name of registrant as specified in its charter)

           Delaware                                      11-2655906
 (State or other jurisdiction of         (I.R.S. EmployerIdentification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 5, 1999

Class A Common Stock, par value $.001                       36,881,898
Class B Common Stock, par value $.001                        3,000,000

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                     (a development stage company)

          Form 10-Q for the Quarter Ended  September 30, 1999

                                 INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                    Page No.

         Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998                    3

         Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 1999 and
         September 30, 1998 and For the Period from Inception
         (September 1, 1983) Through September 30, 1999              4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1999 and September 30,1998
          and For the Period from Inception (September 1, 1983)
         Through September 30, 1999                                  5

         Consolidated Statements of Stockholders' Equity -
         For the Period from Inception (September 1, 1983)
         Through September 30, 1999                                6 - 8

         Notes to Consolidated Financial Statements                9 - 11

Item 2:   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                               11 - 17

Item 3:   Quantitative and Qualitative Disclosures about Market Risk     17

Part II - OTHER INFORMATION

Item 2:  Changes in Securities                                       18

Item 4:  Submission of Matters to Vote of Security Holders           19

Item 6:  Exhibits and Reports on Form 8-K                            19
         Signature                                                   20

    AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
              (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED BALANCE SHEETS

                                                         September 30,  December 31,
Assets                                                       1999           1998
                                                         ------------   ------------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                  $32,000     $3,047,000

  Accounts receivable                                        227,000        177,000
  Inventory                                                  558,000        545,000
  Other current assets                                       134,000         40,000
                                                         ------------   ------------
    Total current assets                                     951,000      3,809,000
                                                         ------------   ------------

Fixed assets, at cost, net of accumulated depreciation and
  amortization of $1,830,000 and $1,718,000, respectively    506,000        631,000

Patent costs, net of accumulated
 amortization of $470,000 and $390,000,
 respectively                                              1,796,000      1,468,000

Intangible assets, net                                       677,000        580,000

Other assets                                                  89,000         26,000
                                                         ------------   ------------
    Total assets                                          $4,019,000     $6,514,000
                                                         ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $1,017,000       $797,000
  Current portion of capital lease obligation                      -          8,000
  Current portion of notes payable                           222,000         57,000
                                                         ------------   ------------
    Total current liabilities                              1,239,000        862,000
                                                         ------------   ------------
Long Term Liabilities:

  Notes payable, less current portion                         38,000         56,000
                                                         ------------   ------------
    Total liabilities                                      1,277,000        918,000
                                                         ------------   ------------


Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 100,000,000 shares authorized;
  36,844,567 and 35,559,556 shares issued
  and outstanding, respectively                               37,000         36,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 3,000,000 shares
   issued and outstanding, respectively                        3,000          3,000

  Additional paid-in capital                              63,827,000     62,520,000

  Deficit accumulated during the development stage       (61,125,000)   (56,963,000)
                                                         ------------   ------------
    Total stockholders' equity                             2,742,000      5,596,000
                                                         ------------   ------------
                                                          $4,019,000     $6,514,000
                                                         ============   ============
The accompanying notes are an integral part of these consolidated balance sheets.

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
     (a development stage company)

 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)

                                                                                                    For the Period
                                                                                                    From Inception
                                              Three Months Ended            Nine Months Ended       (September 1,
                                        --------------------------  ------------------------------  1983) Through
                                        September 30, September 30, September 30,   September 30,   September 30,
                                            1999          1998           1999            1998            1999
                                        ------------  ------------  --------------  --------------  --------------
Revenues:
  Sales                                    $353,000      $412,000        $988,000        $853,000      $2,335,000
  Royalties / license fees                        -             -               -               -       1,000,000
  Collaborative agreements                    3,000             -          82,000               -         384,000
                                        ------------  ------------  --------------  --------------  --------------
                                            356,000       412,000       1,070,000         853,000       3,719,000

Expenses:
  Cost of sales                             154,000       173,000         419,000         315,000         916,000
  Research and development                  385,000       587,000       1,423,000       1,663,000      30,229,000
  Selling, general and administrative       957,000     1,082,000       3,412,000       3,213,000      32,505,000
  Facility consolidation cost                     -             -               -               -         252,000
                                        ------------  ------------  --------------  --------------  --------------
     Loss from operations                (1,140,000)   (1,430,000)     (4,184,000)     (4,338,000)    (60,183,000)
                                        ------------  ------------  --------------  --------------  --------------
Other Income (Expense):
  Interest expense                           (2,000)     (320,000)         (7,000)       (496,000)     (4,363,000)
  Net gain on sale of fixed assets                -             -               -               -           7,000
  Investment income                           1,000        91,000          29,000         262,000       4,554,000
                                        ------------  ------------  --------------  --------------  --------------
Loss before extraordinary charge         (1,141,000)   (1,659,000)     (4,162,000)     (4,572,000)    (59,985,000)

Extraordinary charge for early
  retirement of debentures, net                   -             -               -               -      (1,140,000)
                                        ------------  ------------  --------------  --------------  --------------
     Net loss                           ($1,141,000)  ($1,659,000)    ($4,162,000)    ($4,572,000)   ($61,125,000)
                                        ============  ============  ==============  ==============  ==============

Per Share Information (Note 2):
  Basic and Diluted net loss per share       ($0.03)       ($0.07)         ($0.11)         ($0.21)
                                        ============  ============  ==============  ==============
 Common shares used in computing
   per share amounts:
     Basic and Diluted                   39,318,000    22,442,000      39,056,000      21,854,000
                                        ============  ============  ==============  ==============

The accompanying notes are an integral part of these consolidated statements.


Page 4

          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (September 1,
                                                                           Nine Months Ended          1983)
                                                                      --------------------------     Through
                                                                      September 30, September 30, September 30,
                                                                          1999          1998           1999
                                                                      ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                              ($4,162,000)  ($4,572,000)   ($61,125,000)
Adjustments to reconcile net (loss) to net cash
 provided by or (used) in operating activities:
   Depreciation and amortization                                          240,000       415,000       2,962,000
   Net gain on sale of fixed assets                                             -             -          (7,000)
   Net gain on sale of marketable securities                                    -             -        (217,000)
   Other non-cash expenses accrued primarily for stocks and warrants      405,000        78,000       2,447,000
   Amortization of debt discount included in interest expense                   -       254,000       2,160,000
   Extraordinary loss on repurchase of debt                                     -             -       1,140,000
   Write off of patent costs                                                    -             -          93,000
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                              (50,000)     (142,000)       (119,000)
  (Increase) decrease in inventory                                        (13,000)      (42,000)       (400,000)
  (Increase) decrease in other current assets                             (94,000)       (6,000)       (134,000)
  (Increase) decrease in other assets                                       3,000        (9,000)         76,000
  Increase (decrease) in accounts payable and accrued expenses            284,000       185,000       1,260,000
  Increase in interest payable to stockholder                                   -             -         112,000
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) operating activities                 (3,387,000)   (3,839,000)    (51,752,000)
                                                                      ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                    (19,000)      (37,000)     (2,062,000)
  Proceeds from sale of fixed assets                                            -             -          18,000
  Payments for patent costs and other assets                             (408,000)     (210,000)     (2,336,000)
  Business acquisition, net of stock issued and cash acquired                   -      (119,000)       (119,000)
  Proceeds from maturity and sale of marketable securities                      -             -      67,549,000
  Purchases of marketable securities                                            -             -     (67,332,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) investing activities                   (427,000)     (366,000)     (4,282,000)
                                                                      ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                                  -    (1,000,000)     (2,246,000)
  Proceeds from issuance of common stock, net                             660,000        98,000      40,144,000
  Proceeds from issuance of 5% convertible debentures, net                      -     3,727,000       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -       7,790,000
  Principal payments under capital lease obligation and notes payable     (37,000)      (46,000)       (107,000)
  Redemption of 8% convertible debentures                                       -             -        (500,000)
  Repurchase of 5% convertible debentures                                       -             -      (3,852,000)
  Capital contributions from chairman                                           -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                   176,000             -       2,845,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                        -             -      (1,300,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) financing activities                    799,000     2,779,000      56,066,000
                                                                      ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                   (3,015,000)   (1,426,000)         32,000
Cash and Cash Equivalents at Beginning of Period                        3,047,000     7,121,000               -
                                                                      ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                                $32,000    $5,695,000         $32,000
                                                                      ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                       -             -         $20,000
                                                                      ============  ============  ==============
 Convertible Debentures converted into 0, 1,036,142,
  and 10,470,583 shares of Common Stock, respectively                           -      $835,000     $14,658,000
                                                                      ============  ============  ==============
  Warrants                                                               $264,000      $252,000        $852,000
                                                                      ============  ============  ==============
  Conversion of stockholder loan to paid-in capital                             -             -      $1,481,000
                                                                      ============  ============  ==============
The accompanying notes are an integral part of these consolidated statements.
Page 5

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Unaudited)

                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                             $          4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                             $         13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock to Chairman for cash      2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617         19,000    1,725,500        2,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 5%, 7% and 8% Convertible Debentures
    into Class A Common Stock                            0.32     4,851,618          5,000            -            -
  Sale of Class B Common Stock to Chairman for cash      0.37             -              -    1,274,500        1,000
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.06       163,915              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Class A Common Stock issued for Private Placement      0.25    10,800,000         11,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1998                                       35,559,556         36,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Class A Common Stock to Chairman for cash      1.13       440,000              -            -            -
  Exercise of stock options                              0.61         5,250              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            0.52       839,761          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, SEPTEMBER 30, 1999                                      36,844,567        $37,000    3,000,000       $3,000
                                                                ============  =============  ===========  ===========

The accompanying notes are an integral part of these consolidated statements.
  Page 8

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       93,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
 Page - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
 Page - 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% Convertible Debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock to Chairman for cash                 778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                       56,077,000    (49,415,000)   6,683,000
                                                                ------------  -------------  -----------

  Conversion of 5%, 7% and 8% Convertible Debentures
    into Class A Common Stock                                     1,442,000              -    1,447,000
  Sale of Class B Common Stock to Chairman for cash                 465,000              -      466,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       205,000              -      205,000
  Class A Common Stock issued                                       174,000              -      174,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Class A Common Stock issued for Private Placement               2,689,000              -    2,700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (7,548,000)  (7,548,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1998                                       62,520,000    (56,963,000)   5,596,000
                                                                ------------  -------------  -----------

  Sale of Class A Common Stock to Chairman for cash                 495,000              -      495,000
  Exercise of stock options                                           3,000              -        3,000
  Expense for warrants issued                                       376,000              -      376,000
  Class A Common Stock issued                                       433,000              -      434,000
  Net (loss) for the period                                               -     (4,162,000)  (4,162,000)
                                                                ------------  -------------  -----------
BALANCE, SEPTEMBER 30, 1999                                     $63,827,000   ($61,125,000)  $2,742,000
                                                                ============  =============  ===========

The accompanying notes are an integral part of these consolidated statements.
 CONTINUED
 Page - 8 (column continuation)

      AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARY
                (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
                      September 30, 1999

  (1) INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1999 and results of operations for the three and nine months ended September 30, 1999 and September 30, 1998. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the full year.

  (2) NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. The provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for each period presented is the same as Basic EPS because the inclusion of stock options and warrants outstanding would be antidilutive.

  (3) INVENTORY
Inventory consists of the following:

                        September 30, December 31,
                        --------------------------
                                 1999        1998
                           -----         -----
Raw Materials                $313,000    $339,000
Work in Process                75,000      91,000
Finished Goods                170,000     115,000
                        --------------------------
                             $558,000    $545,000
                        ==========================

  (4) STOCKHOLDERS' EQUITY

Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended September 30, 1999.


                                      Weighted Avg
                                         Option
                            Shares       Price
                        --------------------------
Granted                        30,000       $1.00
Exercised                         250       $0.61
Cancelled or expired           37,000       $2.00


Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants - In connection with a lease agreement for the Company's former Boston research facility, the Company was entitled, at its option to pay a portion of the annual lease obligation with Class A Common Stock plus warrants. The Company paid $37,000 to terminate this lease and has no further obligations as of June 30, 1999. The number of shares of Common Stock issued was computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrants issued are exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. With respect to the three months ended February 26, 1999, on May 17, 1999, the Company issued 29,850 shares of Class A Common Stock, as well as warrants to purchase 29,850 shares of Class A Common Stock at an exercise price of $1.28 per share. The fair value of the warrants were calculated using an option-pricing model as of February 26, 1999. The Company has no further obligation to issue stock or warrants to the landlord. The Company recorded a charge to operations of $24,000 in the first quarter of 1999.

     Pursuant to an investor relations agreement entered into January 1999, the Company issued a warrant to the investor relations firm to purchase up to 300,000 shares of Class A Common Stock at $1.00 per share for five years, with vesting based on the achievement of certain goals. Included in Other assets is the fair value of these warrants, as determined using an option-pricing model, of $264,000 which is being amortized over one year, the service period of the agreement.

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

Liquidity and Capital Resources

     ABS intends to continue to make substantial expenditures for research and product development in the neurobiology program and in the development and commercialization of a point of care format for TpP, as well as in the FDA approval process relating to additional 510(k) filings for TpP and Stellar's products.

     However, as of September 30, 1999, ABS had a negative working capital of $288,000, compared to a positive working capital of $2,947,000 at December 31, 1998. The Company implemented a cash conservation plan during the second and third quarters of 1999, which includes salary deferrals by executive officers and other employees ranging from 5% to 100% of salary. As of September 30, 1999, accounts payable and accrued expenses includes $145,000 of deferred salaries. In addition, non-essential projects and consultants have been terminated or have agreed to other methods of payment for services, including the issuance of stock, or to a deferral of payments.

     The Company's Chairman has funded operating cash needs since late August 1999. As noted below, during the first quarter of fiscal 1999, the Company's Chairman purchased 440,000 shares of Class A Common Stock for $495,000 and, during the third quarter of fiscal 1999, loaned to the Company $176,000 on a demand loan basis bearing interest at a rate of 6% per annum. In addition, during the second quarter of fiscal 1999, the Company's President and Chief Executive Officer purchased 82,000 shares of Class A Common Stock for $82,000. Between October 1, 1999 and November 9, 1999, the Company's Chairman loaned to the Company an additional $243,000 on a similar basis to the loan made during the third quarter. The Company's Chairman has indicated a present willingness to provide further financing to the Company, although he has no commitment to continue to do so and there can be no assurance that he will continue to do so. As of September 30, 1999, the current portion of notes payable includes Promissory Notes to the Chairman of $176,000. The Company continues to seek to license TpP and its ABS 103 neurobiology compound to large pharmaceutical companies in order to provide additional funding and clinical expertise, to perform additional testing necessary to obtain regulatory approvals, to provide manufacturing expertise and to market ABS' products. Without significant licensing or co-marketing arrangements, additional sources of funding will be required to finance ABS. There can be no assurances that any funding will be available or, if available, the terms thereof.

     The Company's cash and cash equivalents decreased by $3,015,000 to $32,000 during the nine months ended September 30, 1999, primarily because cash used in operations of $3,387,000 and investing activities of $427,000 exceeded net cash provided by financing activities of $799,000. Net cash of $3,387,000 was used in operations to fund the Company's cash loss from operations of $3,517,000 (net of non cash expenses of $240,000 for depreciation and amortization, and $405,000 incurred as a result of the issuance of stock and warrants for services). Net cash of $130,000 was provided by changes in operating assets and liabilities as a result of a decrease in other assets ($3,000) and an increase in accounts payable ($284,000) partially offset by an increase in other current assets ($94,000) due to a contractually committed to loan made to the Company's President/CEO of $100,000 as part of the inducement to him to join the Company, an increase in inventory ($13,000) and an increase in accounts receivable ($50,000). Cash used in investing activities was for the purchase of fixed assets ($19,000) and capitalized patent costs ($408,000) primarily for neurobiology compounds. Financing activities provided $799,000 as a result of the purchase by the Company's Chairman of 440,000 shares of Class A Common Stock for $495,000, the purchase by the Company's President/CEO of 82,000 shares of Class A Common Stock for $82,000, the issuance of 500,000 shares of Class A Common Stock in lieu of a cash payment of $80,000 for the development and manufacture of the rapid assay format of TpP, loans from the Company's Chairman of $176,000 and the exercise of stock options, offset in part, by payments of $37,000 under capital lease obligations and notes payable.

Results of Operations

   Three Months Ended September 30, 1999

   The Company's net loss of $1,141,000 for the third quarter ended September 30, 1999 decreased by $518,000 from a net loss of $1,659,000 for the third quarter ended September 30, 1998. The decrease in the net loss was primarily due to decreased interest expense of $318,000, a decrease in research and development expenses of $202,000 and decreased selling, general and administrative expenses of $125,000 offset by a decrease in investment income of $90,000 and a decrease in gross profit of $37,000.

     Revenue decreased $56,000 during the third quarter of 1999 as compared to the third quarter of 1998. Stellar sales were lower during the third quarter of 1999 compared to the same period of 1998 due to customer delays in qualifying reagents. These reagents are expected to be shipped during the fourth quarter of 1999. Sales of TpP and FiF diagnostic kits were higher during the third quarter of 1999 as compared to the third quarter of 1998 resulting from reorders from European distributors as well as direct U.S. sales to speciality laboratories. Collaborative agreement revenue of $3,000 in 1999 relates to contract services.

     Research and development expenses decreased by $202,000, from $587,000 to $385,000, primarily due to the consolidation of R&D operations in Stellar's facilities which resulted in savings in personnel costs, rent and maintenance costs, partially offset by increases in Stellar's research and development costs relating to FDA 510(k) filings and continued TpP point of care development and clinical costs.

     Selling, general and administrative expenses decreased by $125,000, from $1,082,000 during the third quarter of 1998 to $957,000 during the third quarter of 1999, as a result of the reduced personnel and reduced consulting services partially offset by an increase in the cost of public relations, the noncash value of warrants issued for services and increased travel and meeting costs.

     Interest expense decreased by $318,000, from $320,000 to $2,000, resulting from the absence of convertible debentures which were repurchased in the fourth quarter of fiscal 1998.

     Investment income decreased by $90,000, from $91,000 in the third quarter of 1998 to $1,000 in 1999, as a result of lower average cash balances.

   Nine Months Ended September 30, 1999

   The Company's net loss of $4,162,000 for the nine months ended September 30, 1999 decreased by $410,000 from a net loss of $4,572,000 for the nine months ended September 30, 1998. The decrease in the net loss was primarily due to lower interest expense of $489,000, reduced research and development expenses of $240,000 and an increase in gross profit of $113,000 partially offset by lower investment income of $233,000 and an increase in selling, general and administrative expenses of $199,000.

     The increase in sales during the nine months ended September 30, 1999 of $135,000 was primarily due to sales of Stellar products. Partially offsetting this increase were lower sales of TpP and FiF diagnostic kits during the first six months of 1999 than in the comparable period of 1998 due to a slow market acceptance of the current test format. Sales of TpP during the first quarter of 1998 was the result of distributors initial stocking of the product. Collaborative agreement revenue of $82,000 reflects the earned portion of an NIH National Institute on Aging grant and contract services. The Company obtained a grant of $135,000 from the NIH for additional studies of the Company's neurobiology compound ABS 205. The study has been completed and the final report is expected to be submitted during the fourth quarter of 1999.

     Research and development expenses decreased by $240,000, from $1,663,000 to $1,423,000, primarily due to the consolidation of R&D facilities offset in part by the inclusion of Stellar's costs for the full nine month period of 1999 compared to approximately five months in 1998, increases in Stellar's post-acquisition research and development costs relating to FDA 510(k) filings and continued TpP point of care development and clinical costs.

     Selling, general and administrative expenses increased by $199,000, from $3,213,000 to $3,412,000, as a result of the inclusion of Stellar's selling and general expenses for the full nine month period of 1999 compared to approximately five months of 1998, increases in the cost of investor relations and the noncash value of warrants issued for services offset, in part, by a reduction in other consulting costs.

     Interest expense decreased by $489,000, from $496,000 to $7,000, resulting from the absence of convertible debentures which were repurchased in the fourth quarter of fiscal 1998.

     Investment income decreased by $233,000, from $262,000 in the nine month period of 1998 to $29,000 in 1999, as a result of lower average cash balances.

Year 2000

      State of Readiness:The Year 2000 problem is the result of some computer programs being written using two-digits rather than four to define the applicable year. Therefore, it is possible that programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculation. ABS uses software developed and supported by third parties for various applications, including financial reporting, sales, purchasing and inventory, which will require upgrade. ABS has assessed the impact of the Year 2000 issue on its information systems. The Company believes that the upgrade can be completed within one month through the purchase of readily available software, if it elects to upgrade (see "Contingency Plan" below). The Company has delayed purchasing and installing this software in order to conserve cash.

     In addition, ABS may face some risk to the extent that suppliers of products and others with whom ABS has a material business relationship will not be Year 2000 compliant. Accordingly, ABS initiated formal communications with significant suppliers and third parties in order to determine the extent to which ABS may be vulnerable to the failure of these suppliers and third parties to remediate their own Year 2000 issues. The Company received written responses from its material suppliers and service providers which indicate that they are Year 2000 compliant. ABS is not dependent upon any one supplier and believes that it could readily replace non-compliant suppliers should that become necessary.

     ABS has also reviewed its non-information technology systems to determine the extent of any changes that may be necessary and currently believes all these systems are Year 2000 compliant.

     Costs: The Company currently estimates that the cost of the Year 2000 project will not exceed $50,000. This cost estimate may change as ABS progresses in its Year 2000 project and obtains additional information.

     Risks: Some risks of non-compliance that ABS faces include: the failure of internal information systems, a slow down in receipt of manufactured product and in customers' ability to make payments.

     Contingency Plans: ABS believes that, on a contingency basis, it can operate its financial reporting, sales, purchasing and inventory systems on a manual basis, including if it elects not to expend the funds needed to upgrade its software for Year 200 compliance.


Item 3.      Quantitative and Qualitative Disclosures about Market Risk


     At present, the Company's cash position does not enable it to invest its cash. Its policy has been to invest any available cash in highly liquid investments (primarily United States Treasury Bills) which have a maturity, at the time of purchase, of less than three months.
ABS does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations. ABS does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. ABS does not believe it has any other material exposure to market risks associated with interest rates.

                           PART II
                      OTHER INFORMATION

Item 2.  Changes in Securities

     During the nine months ended September 30, 1999, the Company sold 440,000 and 82,000 shares of its Class A Common Stock to Alfred J. Roach, Chairman of the Board of Directors, and John S. North, the Company's President and Chief Executive Officer, respectively, for $495,000 and $82,000, respectively. Each agreed to acquire the shares issued to him for investment only and not with a view to the distribution of such shares. The Company believes that the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), is applicable to each issuance of such shares.

     During the three months ended September 30, 1999, the Company issued an aggregate of 49,187 Class A Common Stock to four consultants in partial consideration for services rendered, valued at $31,000. In connection with such issuances, the consultants agreed to acquire the shares issued to them for investment only and not with a view to the distribution of such securities. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to each issuance of such shares.

     During the three months ended September 30, 1999, the Company issued 500,000 shares of Class A Common Stock in lieu of a cash payment of $80,000 due to the company developing and manufacturing the rapid
assay format of TpP.    In connection with such issuances, the company
agreed to acquire the shares issued to them for investment only and not with a view to the distribution of such securities. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such shares.

Item 4.  Submission of Matters to a Vote of Security Holders

A Notice of Solicitation of Consents was mailed to stockholders on September 1, 1999 seeking authorization of an amendment to the Company's Restated Certificate of Incorporation to enable the Board of Directors to effect a reverse split of each class of Common Stock pursuant to which the Company's Class A and Class B stock would each be exchanged for new shares of Class A Common Stock and Class B Common Stock, respectively, in an exchange ratio to be approved by the Board of Directors, ranging from one newly issued shares for each two outstanding shares to one newly issued share for each eight outstanding shares. To date, the reverse split has not been implemented. The Amendment to the Company's Restated Certificate of Incorporation was authorized by the following vote:
                    For            Against         Abstain
                57,719,063        3,590,689        184,485


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


  Date:  November 12, 1999                   /s/  Josef C. Schoell

                                             Josef C. Schoell
                                             Vice President, Finance
                                             (Principal Financial and
                                             Accounting Officer)