Form 10-K405
period 1999-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2000-03-30
CIK 856984

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-19041

                       AMERICAN BIOGENETIC SCIENCES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      11-2655906
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                    1375 AKRON STREET, COPIAGUE NEW       11726
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  631-789-2600
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                              CLASS A COMMON STOCK
                              --------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of the close of business on March 17, 2000, there were outstanding 40,486,865 shares of the registrant's Class A Common Stock and 3,000,000 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the OTC Bulletin Board) of shares held by non-affiliates of the registrant as of March 17, 2000 was $94,986,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement relating to its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                    CAUTIONARY STATEMENT FOR THE PURPOSES OF
                       THE "SAFE HABOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Report contains forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "may," "will," "plan," "intend," "could," "estimate," "is being," "goal" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company intends to distribute products), could cause the Company's anticipated results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

     Examples of these risks and uncertainties include, without limitation, the Company's ability to complete products under development and to maintain superior technological capability, foresee changes and identify, develop and commercialize innovative and competitive products (see "--Products Under Development"), obtain widespread acceptance of its products by the medical community, including the reliability, safety and effectiveness of such products (see "--Marketing and Sales"), meet competition (see "--Competition"), comply with various governmental regulations related to the Company's products and obtain government clearance to market its products (see "--Government Regulation"), successfully expand its manufacturing capability (see "--Manufacturing"), attract and retain technologically qualified personnel (see "--Personnel"), and generate cash flows and obtain collaborative or other arrangements with pharmaceutical companies or obtain other financing to support its product development testing and marketing operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report).

     In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and changes in the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.   BUSINESS

SUMMARY

     American Biogenetic Sciences, Inc. ("ABS" or the "Company") is engaged in researching, developing and marketing cardiovascular and neurobiology products for commercial development. The Company commenced selling its products during the last quarter of 1997.

     The Company's products are designed for in vitro and in vivo diagnostic procedures and therapeutic drugs. In vitro diagnostic procedures are those in which blood, urine or other bodily fluid or tissue is extracted from the body and diagnostic tests are performed in a test tube or other laboratory equipment. In vivo diagnostic procedures are those in which proteins or compounds are injected directly into the body or bloodstream to assess abnormal reactions or conditions. The Company's therapeutic products have been identified for the treatment of epilepsy, migraine and mania and neurodegenerative diseases.

     At the present time ABS' principal products or activities are:

     - THROMBUS PRECURSOR PROTEIN DIAGNOSTIC TEST (TpP(TM)). This is an in vitro diagnostic test used to assess the risk of blood clots in the veins or arteries. This test is also used to monitor the performance of anti-clotting therapy or drugs used in the prevention of blood clots.

     - FUNCTIONAL INTACT FIBRINOGEN DIAGNOSTIC TEST (FiF(R)). This is an in vitro diagnostic test which measures the levels of fibrinogen in blood. Fibrinogen is a protein used in the blood-clotting process.

     - THERAPEUTIC NEUROCOMPOUNDS. These are chemical compounds which have been identified for the treatment of epilepsy, migraine and mania and neurodegenerative diseases.

     - IN VITRO DIAGNOSTIC PRODUCTS FOR INFECTIOUS AND AUTO-IMMUNE DISEASE. These can determine the status of such diseases as human herpes and lupus.

     - MOUSE SERUM. This is a blood component that lacks blood cells which is used in diagnostic tests by major in vitro diagnostic product manufacturers for a variety of purposes.

     ABS was incorporated in Delaware in September 1983. The Company's principal executive offices are located at 1375 Akron Street, Copiague, New York 11726 and its telephone number is 631-789-2600.

CORE TECHNOLOGIES

THE ANTIGEN-FREE MOUSE COLONY - MONOCLONAL ANTIBODIES

     One of the Company's core technologies is a patented antigen-free mouse colony which allows the generation of highly specific monoclonal antibodies that are difficult to obtain from conventional systems. The Company utilizes this technology to supply antibodies for its in vitro and in vivo diagnostic products. The proprietary antigen-free mouse colony is maintained in a germ-free environment and fed a chemically defined and ultrafiltered diet. When the antigen-free mice are challenged with a foreign entity, there is a large immune response that eventually results in the proliferation of a large number of antibody secreting cells with a spectrum of specificities to the foreign entity. The Company holds several United States patents covering the antigen-free mouse colony and methods of producing antibodies relating to it. See "--Intellectual Property."

THERAPEUTIC NEUROCOMPOUNDS

     The Company has developed a series of neurocompounds for possible treatment of epilepsy, migraine, mania and neurodegeneration diseases.

CURRENT PRODUCTS

MEDICAL BACKGROUND FOR CARDIOVASCULAR PRODUCTS

     Using its antigen-free mouse colony, the Company developed patented two antibodies, 45J and MH1. These antibodies react specifically with both fibrinogen (a blood protein) and fibrin (a component of blood clots). These antibodies are used in two of ABS' main products, the FiF and TpP tests. These tests assist doctors in diagnosing blood clots lodged in the legs and the lungs, known as thrombosis.

     Blood clots that form in the bloodstream consist of two major parts:

     -    a cellular component made up of platelets; and

     - a meshwork of fibrin fibers that cements the platelets into an insoluble mass which has the mechanical strength to withstand the pressure of blood in the circulation.

The fibrin component is insoluble and is derived from fibrinogen, a blood protein that is manufactured in the liver. When thrombin, an enzyme produced in response to injury of a blood vessel, is present in blood, it converts soluble fibrinogen into fibrin at the site of vascular injury.

     Similarly, the generation of plasmin plays the major role in fragmentation of the fibrin meshwork, a process known as fibrinolysis. Like thrombin, plasmin does not ordinarily circulate in plasma but is derived from the circulating protein plasminogen when the fibrinolytic system is activated. In addition to causing fragmentation of fibrin, plasmin also attacks fibrinogen and institutes changes in its structure that prevent its polymerization to fibrin. In extreme cases, this process, called fibrinogenolysis, can lead to bleeding caused by lack of clottable fibrinogen.

     Fragmentation of fibrin leads to the production of soluble fibrin degradation products that circulate in plasma and are generally elevated in patients following a thrombotic event. Since all these products are proteins, it is possible to produce antibodies that can react specifically with individual fibrin degradation products.

     Electrophoretic techniques have identified soluble fibrin polymers in the plasma of patients with different clinical conditions, including myocardial infarction and deep vein thrombosis. Laboratory tests have also reported elevated soluble fibrin levels in other clinical intravascular fibrin formation conditions, including disseminated intravascular coagulation and patients undergoing surgical procedures who are experiencing thrombotic complications.

     Thrombosis itself can be fatal. It is also associated with a number of other medical conditions, such as heart attack, stroke, and complications from pregnancy.

     Some of the most hazardous sites for blood clot formation include the coronary arteries where a blood clot can lead to myocardial infarction (heart attack); the arteries leading to the brain, where a blood clot can cause stroke; and the veins of the legs which can lead to a pulmonary embolism. There are approximately 12 million surgical procedures performed each year in the United States alone which put patients at risk of forming a blood clot.

     Approximately 10 million people in the United States go to emergency rooms each year due to chest pain. However, as many as 80% of these individuals are not suffering heart attacks and may have from some less serious conditions.

     An early warning test that establishes those patients that are not having a heart attack will eliminate expensive diagnostic procedures and unnecessary hospital admissions. Furthermore, the early identification of those patients who are forming life threatening blood clots or suffering from a heart attack would permit earlier use of clot dissolving drugs or anticoagulants.

     Current biochemical tests for acute myocardial infarction measure cardiac muscle proteins which leak out as a result of dying heart muscle. This release of cardiac specific proteins only occurs 4-6 hours after the onset of clinical symptoms. There is a strong clinical need for an earlier warning of myocardial infarction. The detection of blood clot formation early in the clinical event should facilitate proper identification and treatment of myocardial infarction patients with life saving, clot dissolving drugs.

     Several epidemiological studies have revealed a significant causal relationship between high fibrinogen levels and coronary artery disease. It is widely accepted that events leading to coronary artery disease are caused as much by biochemical processes in the coagulation (blood-clotting) system as by the metabolism of cholesterol. The most important landmark trial to show a causal relationship between high fibrinogen and coronary artery disease is the Framingham epidemiology study (1985) conducted at the Institute for Prevention of Cardiovascular Disease at the Deaconess Hospital, Harvard Medical School. That study concluded that elevated levels of fibrinogen "exceeded that of all risk factors except elevated systolic blood pressure."

     Other studies indicate that individuals with elevated levels of fibrinogen are predisposed to thrombosis. On the other hand, diminished levels may result in hemorrhage. Thus, reagents that can be used to measure fibrinogen can play a vital role in determining the appropriate level of thrombolytic therapy, as well as determine an individual's risk of coronary artery disease.

THROMBUS PRECURSOR PROTEIN ASSAY (TpP)

     The Company's Thrombus Precursor Protein Assay (TpP) is an in vitro diagnostic enzyme test using the Company's patented monoclonal antibodies MH1 and 45J to measure soluble fibrin polymers in blood to indicate active blood clot formation (thrombosis) in individuals with possible myocardial infarction and other clinical conditions precipitated by clot formation.

     TpP provides a means to measure intravascular coagulation (fibrin formation) in post-operative patients to determine the risk of deep vein thrombosis and its clinical sequelae, pulmonary embolism.

     It has also been demonstrated that thrombosis precursor protein levels are significantly lower in patients who are undergoing invasive surgical procedures and have been adequately anticoagulated. TpP relies on the measurement of soluble fibrin polymers which are produced and circulate freely when a clot starts to form, even before the onset of clinical symptoms, and is elevated when the patient first begins to experience chest pain. TpP is also expected to offer physicians a screening tool to monitor patients post-operatively for blood clot formation and to effect therapeutic intervention if required and monitor their response to anticoagulant therapy.

     A study using TpP to monitor patients post-operatively was conducted at Johns Hopkins School of Medicine and a second at the University of Perugia, Italy in 1997. These studies showed that thrombosis precursor protein was elevated post operatively.

     The Company has patented:

     -    the TpP test kit itself;
     - the antibodies used to recognize the presence of thrombosis precursor protein in blood; and
     - the use of TpP to measure intravascular fibrin polymer formation in patients with symptoms indicating a blood clotting event.

See "--Intellectual Property."

     In October 1996, ABS received 510(k) clearance from the FDA to market TpP to aid in the risk assessment of blood clot formation and the monitoring of anticoagulant therapy. See "--Government Regulation." The Company began to market TpP in late 1997 through independent distributors.

     In 1998 and 1999, ABS put additional effort into clinical evaluation of TpP with the goal to characterize the most promising applications and demonstrate the advantages of TpP over competitor products. Dr. Yale Arkel was appointed as the Company's Coordinator of Clinical Development for TpP. Dr. Arkel is an outside consultant to the Company.

     In addition, ABS has developed a hand-held, disposable, rapid assay device which measures TpP levels in plasma. The prototype of a hand-held device for obtaining semi-quantitative test results (i.e. qualitative test results derived from numerical data) has been produced and the Company plans to submit a 510(k) to the FDA for marketing approval of the rapid assay format TpP test in 2000. The Company believes that the more user-friendly and rapid point-of-care format will greatly enhance the market opportunity for the TpP test. The Company intends to seek outside sources for the manufacture of its point-of-care device and corporate partners to market this product.

FUNCTIONAL INTACT FIBRINOGEN ASSAY (FiF)

     The Company's Functional Intact Fibrinogen Assay (FiF) is an in vitro diagnostic tool using the Company's patented monoclonal antibody, 45J, to provide a direct and accurate quantitative measurement of the amount of fibrinogen present in plasma. FiF has received FDA approval for use. See "--Intellectual Property."

     Traditional clotting tests are an indirect measure of fibrinogen, estimated by the amount of time that passes before a clot is formed, which can be influenced by the presence of degradation products of fibrin/fibrinogen. FiF, on the other hand, is a direct measure of fibrinogen that is not adversely influenced by these products.

     In May 1996, a research group of the Framingham Heart Study reported that FiF is an accurate method of detecting elevated fibrinogen levels, a risk factor for cardiovascular disease. Furthermore, the findings demonstrated that the fibrinogen levels measured by FiF were correlated with the prevalence of cardiovascular disease both by itself and when adjusted for age, weight, smoking and diabetes.

     The Company has been marketing FiF in a manual format kit since late 1997 and continues to seek corporate partners to include FiF on automated diagnostic testing equipment.

THERAPEUTIC NEUROCOMPOUNDS

     The Company has developed a series of neurocompounds for possible treatment of epilepsy, migraine, mania and neurodegenerative diseases.

     Epilepsy; Migraine; Mania. ABS is developing a series of anticonvulsant compounds which have improved properties compared to valproate, a significant drug which is currently used for the treatment of epilepsy, migraine and mania. In pre-clinical trials in Germany, one of these compounds, ABS-103, has been shown to control seizure activity without any of the sedative action or side effects commonly associated with other anticonvulsants.

     Scientists have recently discovered that, many drugs exist as two forms, enantiomers, which are mirror images of each other and where one of the enantiomers is responsible for the therapeutic effects and the other enantiomer may be inactive or cause unwanted side effects. R-103 is the preferred chemical entity for commercial development. The Company has isolated the R- enantiomer (R-103) of ABS-103. ABS scientists were able to isolate the R (right) enantiomer from the S (left) to produce R-103. The value of isolating R-103 lies in its superior safety and efficacy profile. The Company has patented the use of ABS-103 as an anticonvulsant in the U.S. and in Europe and additional applications relating to this technology are pending. See "--Intellectual Property."

     In January 2000, ABS entered into a license agreement with Abbott Laboratories ("Abbott") granting Abbott exclusive worldwide rights to ABS-103 for certain applications. See "--Marketing and Sales."

     Neurodegenerative Diseases. The Company, in collaboration with the National University of Ireland, Dublin, University of Hanover, Germany, University of Notre Dame, United States and fellow researchers within the Global Scientific Network(R), has identified certain chemical compounds for the potential treatment of neurodegenerative diseases, designated as the ABS 200 series. See"--Research and Development Agreements -Global Scientific Network."

     The ABS 200 series of compounds are putative neuroprotectants designed to treat and halt the progression of neurodegenerative diseases. The compounds have been evaluated in cells where they exhibit nerve growth factor-like activity. The ABS 200 series of compounds can penetrate the blood-brain barrier, unlike nerve growth factor, which requires specific development of a delivery system.

     One of the ABS 200 Series compounds, ABS-205, has been shown to induce the expression of a protein known as neural cell adhesion molecule in vitro. Neural cell adhesion molecule is involved in memory, neurodevelopment and other neuroplastic events. ABS-205 also has been shown to enhance neural cell adhesion molecule function in the rat hippocampus and cortex, areas known to be involved in memory formation. Moreover, ABS-205 protects against chemical induced memory loss (amnesia) in animals. The Company has patented this technology in the United States. See "--Intellectual Property."

     The Company has also developed the ABS 300 series of compounds relating to small molecules which may be useful for enhancing memory. It has filed two United States patent applications relating to this series of compounds.

IN VITRO DIAGNOSTIC PRODUCTS FOR INFECTIOUS AND AUTO-IMMUNE DISEASE

     The Company also owns a series of in vitro diagnostic products for infectious and auto-immune disease. These products are manufactured and distributed by the Company's wholly owned subsidiary, Stellar Bio Systems, Inc. ("Stellar"). Stellar manufactures in vitro immunodiagnostic assays utilizing an immunofluorescent antibody assay format. These assays determine the presence of various infectious diseases and autoimmune conditions. including:

-    human herpes simplex virus 1;          -    human parvovirus B-19;
-    human herpes simplex virus 2;          -    measles virus;
-    Epstein-Barr virus;                    -    rubella virus;
-    cytomegalovirus;                       -    adenovirus;
-    varicella zoster virus;                -    mumps virus;
-    respiratory syncytial virus;           -    antinuclear bodies Hep-2;
-    human herpes virus 6;                  -    anti-nuclear bodies KB;
-    human herpes virus 7;                  -    anti- mitochondrial bodies; and
                                            -    anti-native DNA bodies.


MOUSE SERUM; RESEARCH REAGENTS

     Stellar also is the largest domestic provider of high quality mouse serum. Stellar's mouse serum is used as an assay component by in vitro diagnostic assay manufacturers. Stellar additionally provides contract services for the development, process scale up, manufacture and purification of research reagents such as monoclonal and polyclonal antibodies. Research reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry.

PRODUCTS UNDER DEVELOPMENT

MH1

     MH1 as an Imaging Agent. ABS has labeled an antibody fragment of its MH1 antibody that contains the binding site for fibrin with a radioisotope for use as an in vivo imaging agent to show the size and location of blood clots. Images have been generated in pre-clinical animal studies and clinical human studies with the resolution required for commercial use. The product is intended to permit the rapid imaging of blood clots in the lungs, a condition known as pulmonary embolism, and the detection of blood clots in the legs (deep vein thrombosis). The primary protein component of a thrombus is fibrin, and an antibody that can differentiate fibrin from its plasma precursor, fibrinogen, can be used when, appropriately labeled with a radioisotope, to image the site and extent of an occlusion and to carry thrombolytic reagents to the site.

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

     In January 1995, ABS completed Phase I testing of MH1 in imaging blood clots for pulmonary embolism and deep vein thrombosis. The final Phase I report was submitted to the FDA in October 1995. The Company has compiled all necessary information regarding the Phase I/II clinical trials for MH1 imaging that were subsequently conducted and submitted a final report to the FDA in 1998. Clinical trial results demonstrated that MH1 is effective and safe as an imaging agent for pulmonary embolism and deep vein thrombosis. ABS is seeking corporate partners to fund, collaborate, license and to conduct full Phase II and Phase III trials and market the product.

     MH1 as a Delivery Vehicle for Thrombolytic Therapy. The Company is seeking to develop a product using MH1 as a delivery-vehicle for known thrombolytics (drugs that dissolve blood clots). Tests by the Company have demonstrated the ability to link MH1 to a known thrombolytic agent to form a potent, fibrin specific, therapeutic agent which, in animals, has demonstrated superior clot dissolving properties. In March 1998, ABS obtained a United States patent for this application. See "--Intellectual Property."

     MH1 as an Antithrombotic. The Company is also investigating the utility of MH1 as an antithrombotic agent (to prevent clot formation) for the interference and/or inhibition of excess fibrin deposition in surgical procedures such as angioplasty. In January 1996, ABS obtained a United States patent for this application. See "--Intellectual Property."

NEUROBIOLOGY PROGRAM

     The goal of this longer term program is to develop fine chemical compounds for use in the treatment of epilepsy, migraine and mania and to treat and halt the progression of neurodegenerative diseases such as Alzheimer's, Parkinson's, neuropathy, trauma and stroke. Most of the applications developed to date have been developed in conjunction with scientists in the Company's Global Scientific Network. See "--Research and Development Agreements Global Scientific Network."

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

RESEARCH AND DEVELOPMENT AGREEMENTS

GLOBAL SCIENTIFIC NETWORK

     The Company formed its Global Scientific Network to promote and facilitate collaborative research leading to product development. The network is comprised of certain of the members of the Company's Scientific Advisory Committee and additional scientists from various disciplines. See "--Scientific Advisory Committee." The network is a joint effort to expedite the research, development and commercialization of ABS' diagnostic and therapeutic products. Though the network does not hold meetings, communication among its participants is facilitated through the Company. The network offers the Company's management an opportunity to review and evaluate new technologies. In addition, it offers a network of scientific leaders who can offer advice and direction. To facilitate the identification and screening of new technologies, the Company has scientific coordinators in St. Petersburg, Russia; and Beijing, China. These activities are coordinated from the Company's office in Dublin, Ireland.

     The Company is currently collaborating with leading medical and scientific institutions worldwide including University College Dublin, Ireland; University of Hanover, Germany; William Harvey Research Institute, London, England.

     Through its Global Scientific Network, ABS has entered into various agreements which generally grant the Company an exclusive license to the results of the research, as discussed below.

AGREEMENTS FOR NEUROSCIENCE PROGRAMS

     ABS has entered into various agreements with universities and/or individual scientists who are part of the Global Scientific Network. These agreements generally grant the Company an exclusive license to the results of the research for use in various neuroscience applications, which may include compounds and antibodies. In general, the agreements are for a term equal to the duration of any patents that may be granted, with a minimum term of 10 years. In exchange for a license, ABS is obligated to pay certain research expenses and the costs of filing and processing patent applications in the United States and any other countries that ABS may select. Pursuant to these agreements, ABS is also required to pay the inventors or the university a royalty, typically 5% of net product sales. The Company is seeking to commercialize the products under development by entering into collaborative arrangements, licensing agreements and/or through research and development partners.

     ABS has also entered into development agreements with the National Institutes of Health (NIH) for some of its neurobiology products, including an agreement with the NIH (epilepsy branch) in 1998 to evaluate ABS-103 and R-103. These evaluations have been completed and have demonstrated anticonvulsant activity with little or no toxicity. In addition, results of an evaluation under a Phase I Small Business Innovation Research (SBIR) grant from the NIH, have demonstrated that ABS-205 can enhance learning and memory in pre-clinical models.

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

OTHER RESEARCH AND DEVELOPMENT AGREEMENTS

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

MARKETING AND SALES

MARKETS

     The Company's commercial sales of its in vitro test kits are directed to hospitals, laboratories, clinical laboratories and physicians in large group medical practices. The Company believes that sales to hospitals and clinical laboratories will be dependent upon physician general acceptance of use of direct fibrinogen level measurement as part of routine and special blood analyses.

MARKETING AND SALES

     During fiscal year 1999, the Company had one customer account for 30% of the Company's revenue, while another customer accounted for 20% and a third customer accounted for 11% of the Company's revenues. The Company does not believe that the loss of any of these customers would have a material adverse effect on the Company.

     Sales of ABS' proposed products on a commercial basis will be substantially dependent on widespread acceptance by the medical community. The use of any products that the Company may develop for diagnosis and therapy will require educating the medical community as to their reliability, safety and effectiveness. The Company, and any pharmaceutical company with which it may collaborate, may use several approaches to obtain general acceptance in the medical community of the Company's proposed products. Such promotional approaches may include: publicizing existing studies; offering the products to current practitioners and researchers who are leaders in their fields for their use and publication of their findings; conducting comparative studies with competitive products and methodologies and publishing the results of the studies; and sponsoring professional symposia and seminars.

     The Company has begun marketing its TpP diagnostic kit through distributors. This approach requires the Company to pay the expenses of developing promotional literature and aids, hiring sales support personnel and completing studies to support clinical use of the product. The independent distributors that ABS uses also market similar products produced by others.

     ABS intends to rely on collaborative arrangements with pharmaceutical firms to conduct and fund the major portion of the human clinical trials that are necessary to obtain regulatory approval for any in vivo products it may develop. The Company also intends to rely on these firms to market and sell the products exclusively, especially during the first few years of the collaboration. While arrangements may vary, the Company intends to require payments of a royalty based on sales of the product, with an amount to be paid "up front" upon entering into the arrangement.

     The personnel and financial resources of the Company are not sufficient to permit the Company to alone gain the acceptance of the medical community for ABS' proposed in vivo pharmaceutical products or vaccines. Accordingly, the Company may be required to collaborate with one or more pharmaceutical companies, which will provide the necessary financing and expertise, in order to obtain medical community's acceptance. Such arrangements are likely to entail, among other things, the sharing of revenue or profits with such companies. The Company continues to seek arrangements with large pharmaceutical companies to market its products. In the event ABS is unable to enter into arrangements or if the arrangements into which it enters are not successful, the Company will likely seek to market such products through distributors. This would require ABS to develop a marketing program to support sales.

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

     In October 1995, ABS entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. ("Hoffman-La Roche") for the co-development and marketing of the Company's TpP test for the detection of active blood clot formation (thrombosis). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format, but does not obligate Hoffman-La Roche to do so. Under the agreement, the Company received a $60,000 non-refundable development payment to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. The Company may also receive milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by the Company for use on Hoffmann-La Roche's instruments. Prior to marketing the test, Hoffman-La Roche must obtain 510(k) clearance. See "--Government Regulation." ABS is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by ABS and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche. To date, ABS has not received any milestone or royalty payments.

     In December 1995, ABS entered into a license agreement with Abbott for the marketing of the Company's TpP assay. The license agreement grants Abbott a worldwide license to market the TpP test for Abbott's immunoassay formats, but does not obligate Abbott to do so. The Company received a $100,000 non-refundable up-front payment and is to receive milestone payments upon achievement of certain development and commercialization goals. The Company is to receive a 5% royalty on net sales made by Abbott. In addition, the reagent for the TpP test is to be manufactured by the Company for use by Abbott. Prior to marketing the test, Abbott must obtain 510(k) clearance. See "--Government Regulation." To date, ABS has not received any milestone or royalty payments.

     In January 2000, ABS entered into a license agreement with Abbott granting Abbott exclusive worldwide rights to its ABS-103 compound, related technology and patent rights. The license gives Abbott the exclusive rights to develop and market the compound which presently is in the pre-clinical stage. Abbott will complete development of the product and conduct appropriate clinical trials to test for safety and effectiveness. In consideration for the license and in addition to customary royalties on net sales, Abbott paid the Company non-refundable up-front license fee of $500,000 and agreed to pay additional milestone payments aggregating up to $17 million depending upon successfully reaching development milestones, generally by indication. There can be no assurance that these milestones will be achieved. In conjunction with entering into the license, Abbott made an additional $1,500,000 equity investment in ABS.

     There can be no assurance that any future marketing arrangements will be entered into or, that if entered into, they will be on terms similar to those discussed above or on terms that will be favorable to the Company. If no arrangements are entered into, ABS will require substantial alternative financing in order to market its products. There can be no assurance that any such financing arrangements will be available to the Company or, if available to, it will be available on terms acceptable or favorable to the Company.

     There can be no assurance that any of the Company's products will be accepted in the medical community, and ABS is unable to estimate whether it will be able, and if so the length of time it would take, to gain such acceptance.

COMPETITION

     The biotechnology industry is characterized by rapid technological advances, evolving industry standards and technological obsolescence. ABS has numerous competitors, none of whom is believed to be dominant, and it is likely that others may enter the field. Competitors may develop products which may render ABS' products obsolete or which have advantages over ABS' products, such as greater accuracy and precision or greater acceptance by the medical community. ABS' inability to meet and surpass its competitors' technological advances could have a material adverse effect on the Company's business, financial condition and results of operations. Competing products may also get through the regulatory approval process sooner than ABS' products, enabling those competitors to market their products earlier than ABS. Usually, the first person to market a product has a significant marketplace advantage. In addition, other products now in use, presently undergoing the regulatory approval process, or under development by others, may perform functions similar to ABS' existing products or those which it has under development.

INTELLECTUAL PROPERTY

     Patents. ABS' policy is to seek patent protection for its proposed products, whether resulting from its own research and development activities or from development and licensing arrangements into which the Company enters.

     ABS has been issued United States Patents, Nos. 4,870,023 and 5,041,379, which will expire 2006 and 2008, respectively; United States Patent No. 5,294,548, relating to the Hepatitis A vaccine, filed jointly with the University of Iowa, which will expire 2011. In addition, ABS has been issued United States Patent, Nos. 5,091,512 and 5,120,834, each of which will expire in 2009, covering monoclonal antibodies specific for fibrinogen and monoclonal antibodies specific for fibrin, respectively. ABS has also been issued United States Patent No. 5,223,410, which will expire in 2010, covering the use of its antigen-free mouse colony to generate monoclonal antibodies. ABS has also been issued United States Patent No. 5,721,122 which expires in 2015, covering a method of obtaining primed lymphocytes collected from immunized antigen-free mice. ABS has further been issued United States Patent No. 5,453,359, which will expire in 2012, covering an immunoassay for soluble fibrin using the Company's proprietary fibrin-specific monoclonal antibody as a method of detecting a thrombotic event, such as myocardial infarction. ABS has also been issued United States Patent No. 5,487,892, which will expire in 2014, covering use of the Company's proprietary fibrin-specific monoclonal antibody as an antithrombotic agent. ABS has further been issued United States Patent No. 5,723,126, which will expire in 2015, covering the use of the Company's propriety fibrin-specific monoclonal antibody in conjunction with a thrombolytic reagent for the treatment of thrombosis. ABS has been issued United States Patent No. 5,837,540, which will expire in 2016, covering a method of producing fibrin-specific antibody. ABS has also been issued United States Patent No. 5,843,690, which will expire in 2015, covering a method and an assay kit for the in vitro detection of the presence or amount of soluble fibrin polymers in a sample from a subject. ABS has also been issued United States Patent No. 5,871,737, which will expire in 2008, covering a fibrin-specific monoclonal antibody.

     Additional patent applications are pending covering alternative embodiments of the Company's proprietary fibrin-specific monoclonal antibody, as well as improved methods of raising fibrin specific monoclonal antibodies and of using the soluble fibrin immunoassay. ABS has twenty-two counterpart applications (including designated countries under patent treaties) covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for use of the Company's proprietary fibrin-specific monoclonal antibody in a soluble fibrin assay, and as an antithrombotic agent, and the use of the antigen-free mouse colony to generate monoclonal antibodies. ABS presently has issued three patents in Australia covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for localizing a blood clot in a patient, an immunoassay for determining fibrin levels in a patient's blood, and use of the antigen-free mouse colony to generate monoclonal antibodies.

     The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy. ABS has the exclusive license for United States Patent No. 5,786,380, which will expire in 2015, covering a method of reducing seizure activity in an individual by administering an anti-epileptic compound that contains ABS-103. Six patents protect this technology on behalf of the Company which include patents in the United States and Europe. The European Patent has been activated in 16 European countries. ABS has filed additional patent applications in the United States and other foreign jurisdictions to further protect this technology. The Company also has exclusive worldwide rights in technology related to certain novel neurotrophic methods and compositions. United States Patent No. 5,672,746 was issued September 30, 1997. A reissue application for this patent is pending. Foreign applications to protect this technology worldwide are pending. ABS is the worldwide exclusive licensee of United States Patent No. 5,492,812, issued to Trinity College (Dublin, Ireland), which will expire in 2013, covering a method for diagnosing Alzheimer's disease, and a corresponding pending European patent application.

     Ono Pharmaceutical, Ltd., ("Ono"), has filed third party observations to the patent applications relating to the neurotrophic compounds in the Japan and Australian patent offices, as well as the European Patent Office. These applications remain pending and the Company is continuing their prosecution. ABS has filed a reissue application of its United States Patent No. 5,672,746 to provide the United States Patent and Trademark Office an opportunity to examine this patent in light of the issues raised by Ono. On November 30, 1998, the United States Patent and Trademark declared an interference between an application of Ono and one of the Company's applications related to its 5,672,746 patent to determine the priority of invention of commonly claimed subject matter. The Company recently resolved the interference in the United States Patent and Trademark Office. The Company received a judgment that permits it to pursue patent protection relating to the use of ABS-205 as a therapeutic with claims which were previously allowed prior to the interference.

     There can be no assurance that any of the claims in pending or future applications will issue as patents, that any issued patents will provide ABS with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent issued to ABS or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of patents and prevent infringement can be substantial. Furthermore, there can be no assurance that others have not independently developed or will not independently develop similar technologies or will not develop distinctively patentable technology duplicating the Company's technology or that they will not design around the patentable aspects of the Company's technology. While obtaining patents is deemed important by ABS, patents are not considered essential to the success of its business. However, if patents do not issue from present or future patent applications, ABS may be subject to greater competition. Moreover, unpatented technology could be independently developed by others who would then be free to use the technology in competition with unpatented technology of ABS.

     Exclusive Licenses. The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy. ABS has the exclusive license for United States Patent No. 5,786,380, which will expire in 2015, covering a method of reducing seizure activity in an individual by administering an anti-epileptic compound that contains ABS-103. Patents protect this technology on behalf of the Company in the United States and the European Patent Office. The European Patent has been activated in 16 European countries. ABS has filed additional patent applications in the United States and other foreign jurisdictions to further protect this technology.

     The Company also has exclusive worldwide rights in technology related to certain novel neurotrophic methods and compositions (United States Patent No. 5,672,746, issued September 30, 1997). Foreign applications to protect this technology worldwide are pending. ABS is the worldwide exclusive licensee of a United States patent covering a method for diagnosing Alzheimer's disease (United States Patent No. 5,492,812, issued to Trinity College (Dublin, Ireland), expiring in 2013) and a corresponding pending European patent application.

     Trade Secrets. With respect to certain aspects of its technology, ABS currently relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to protect its potential commercial position. Relationships between ABS and its scientific consultants and collaborators may provide access to the Company's know-how, although, ABS has generally entered into confidentiality agreements with the parties involved. Similarly, ABS' employees and consultants have entered into agreements with the Company which require that they forebear from disclosing confidential information of ABS and that they assign to the Company all rights in any inventions made while in ABS' engagement relating to Company activities. However, members of the Company's Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the businesses of which may conflict with or compete with ABS, and any inventions discovered by such individuals as part of their agreement with third parties will not become the property of ABS. There can be no assurance that trade secrets will be developed and maintained, that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, employees, collaborators or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the ownership of such information which may not be resolved in favor of ABS. See "--Scientific Advisory Committee."

     Trademarks. ABS owns trademarks registered with the United States Patent and Trademark Office for the names FiF(R), Global Scientific Network(R) and Cadkit(R). Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. ABS has filed other trademark applications, including TpP(TM) and may claim common law trade name rights as to other potential products. It anticipates filing additional trademark applications in the future. ABS does not believe that any of its trademarks (or applied for trademarks) is material to its business.

GOVERNMENT REGULATION

     ABS' present and proposed activities are subject to government regulation in the United States and most other countries in which the Company may choose to market its proposed products or conduct product development, research or manufacturing. ABS has not determined those countries, other than the United States, where it will seek regulatory approvals to market its proposed products. The following is a discussion of the processes required in order to obtain FDA approval for marketing a product, which are different for the three types of products being developed by ABS: monoclonal antibodies for in vitro use, monoclonal antibodies for in vivo use and drugs to treat neurological diseases.

     Regulation of In Vitro Products. Some in vitro diagnostic products are regulated as medical devices and can be approved by the FDA under a process known as a "510(k)." This procedure is available if the proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 28, 1976 or is lawfully marketed under a 510(k) approval (a "predicate device"). When a 510(k) review is used, a sponsor is required to submit a pre-market notification to the FDA. ABS cannot proceed with commercial sales of such products for diagnostic use in the United States until it receives 510(k) clearance from the FDA. In the event that the FDA requests additional information for the pre-market notification, this could result in multiple cycles of submissions, each potentially involving additional review periods until 510(k) clearance is granted or the FDA determines that the device is not substantially equivalent.

     In cases where ABS' product is determined by the FDA not to be "substantially equivalent" to a predicate device, a pre-market approval application ("PMA") will be required to be submitted and approved before commercial distribution is permitted. There can be no assurance that any present or future in vitro test ABS develops will be determined to be substantially equivalent by the FDA or receive PMA approval by the FDA in a timely manner or at all. A PMA may be required for some or all the Company's future proposed in vitro products.

     The FDA sometimes requires supporting clinical data for a 510(k) and invariably requires clinical data for a PMA. ABS expects that it will submit clinical data in at least some of its anticipated 510(k) notices. The clinical data must be gathered in accordance with FDA's regulations.

     Medical devices may be exported before receiving 510(k) clearance or PMA approval under certain conditions. Once cleared for marketing in the United States, a diagnostic device must comply with certain regulatory requirements, such as good manufacturing practices (also known as the Quality System Regulation), medical device reporting, and restrictions on advertising and promotion. Failure to comply with these rules can lead to FDA enforcement actions.

     The European Union also has developed a structure for the regulation of in vitro diagnostic devices. ABS believes that there are no material regulatory impediments to the sale of its in vitro diagnostic tests presently under development in North Africa and the Middle East.

     Regulation of In Vivo Products. Any products intended for in vivo use, including vaccines, will be subject to regulation by the FDA. The products produced, depending on their characteristics, may be classified as "biologics" or products regulated under the Public Health Service Act (the "PHS Act") and the Federal Food, Drug, and Cosmetic Act (the "FDCA") or may be classified as non-biologic drugs regulated only under the FDCA. Development of a pharmaceutical product for use in humans under either statute is a multistep process. First, laboratory animal testing establishes probable safety and parameters of use of the experimental product for testing in humans and suggests potential effectiveness with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug ("IND") application is submitted to the FDA. FDA clearance of the IND is required before the study can begin.

     Normally, the initial phase of clinical testing (Phase I) is conducted to evaluate the pharmacological actions and side effects of the experimental product in humans, i.e. the safety of the drug. A demonstration of therapeutic benefit is not required in order to complete such trials successfully. If acceptable product safety is demonstrated, then Phase II trials may be initiated. Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease, and often involve well-controlled, closely monitored studies in a relatively small number of patients. Routes, dosages and schedules of administration may also be studied. If Phase II trials are successfully completed, Phase III trials may be commenced. Phase III trials are expanded, controlled trials which are intended to gather additional information about safety and effectiveness in order to evaluate the overall risk/benefit relationship of the product and provide the evidence of safety and effectiveness necessary for product approval. Although this is the standard drug testing pattern, different approaches are often used, such as combining Phases I and II.

It is not possible to estimate the time within which Phase I, II and III studies will be completed with respect to a given product, although the time period to complete all the testing can exceed five years. Following the successful completion of clinical trials, the clinical evidence that has been accumulated is submitted to the FDA as part of a marketingapplication. Approval of the application is necessary before a company may market the product. The approval process can be very lengthy and depends upon the FDA's review of the application and the time required to provide satisfactory answers or additional clinical data when requested. For any given product, there is no assurance that an application will be approved in a timely manner, or at all. Failure to obtain such approvals would prevent ABS from commercializing its products and would have a material adverse effect on the Company's business.

     The process of seeking and obtaining FDA approval for a new product generally requires substantial funding. ABS anticipates that in most instances where it develops a product, the Company will seek to enter into a joint venture or similar arrangement with an established chemical or pharmaceutical company that will help conduct the required preclinical studies and clinical trials and bear a substantial portion of the expense of obtaining FDA approval.

     Good Manufacturing Practices. The FDA also has extensive regulations concerning good manufacturing practices applicable to both biologic and non-biologic drug products once they are approved. ABS' compliance with good manufacturing practice, and its ability to assure the potency, purity and quality of the drugs and biologics manufactured, must be documented in the applications submitted for the products, and manufacturing facilities will be subject to pre-approval and other inspections by the FDA and other government agencies.

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

MANUFACTURING

     While ABS has produced a limited quantity of monoclonal antibodies for testing and evaluation of its in vitro products, there can be no assurances that ABS will be able to either finance or meet FDA regulations for good manufacturing practices required in order to convert and operate its facility for commercial production of such products. ABS does not intend to establish its own manufacturing operations for its in vivo products unless and until, in the opinion of management of ABS, the size and scope of its business and its financial resources so warrant. It is the Company's intention to enter into manufacturing agreements, joint ventures or license agreements for the manufacture of monoclonal antibodies. Each joint venture partner or contract manufacturer participating in the process of manufacturing the Company's monoclonal antibody must comply with FDA regulations and provide documentation to support that part of the manufacturing process in which it is involved. ABS has contracted with several different GMP manufacturers for the production of antibodies and the TpP and FiF kits. The Company intends that the manufacture and assembly of TpP kits will be performed in house at the Stellar facility in Columbia, Maryland. The Stellar facility presently complies with GMP regulations and has received International Standards Organization ("ISO") 9001 series certification.

     There is no assurance that the Company will be able to enter into arrangements for the manufacture of sufficient quantities of the Company's in vivo monoclonal antibody necessary to obtain full FDA clearance, that the FDA will accept the Company's manufacturing arrangements, or find the facilities in GMP compliance, or that commercial manufacturing arrangements can be obtained on acceptable terms.

PRODUCT LIABILITY

     The testing, marketing, manufacture and sale of pharmaceutical products entails a risk of product and other liability claims by consumers and others. ABS' monoclonal antibodies are generated from an antigen free mouse colony and there have been clinical reports of instances of the human immune system negatively reacting to mouse derived antibodies. Product and other liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of ABS' diagnostic tests (MH1 imaging). Product liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of the Company's diagnostic tests (TpP, FiF and Stellar products). Claims may also be asserted against ABS by end users of the Company's products, including persons who may be treated with any in vivo diagnostic or therapeutics.

     Certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy these insurance requirements could impede the ability of ABS to achieve broad distribution of its proposed products, which would have a material adverse effect upon the business and financial condition of ABS.

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

SCIENTIFIC ADVISORY COMMITTEE

     ABS has a Scientific Advisory Committee comprised of scientists and physicians active in the fields of microbiology, immunology and molecular biology and in cardiovascular disease, hepatic disease and drug development. These scientists serve as advisors to the Company. Members of the Scientific Advisory Committee are selected by the Company's management and generally make themselves available on an informal basis for consultations with ABS.

     Members of the Scientific Advisory Committee review the feasibility of the Company's proposed research and development programs review the progress of programs undertaken and assist in establishing both the scientific goals of ABS and the priorities of its product development. Members of the Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the business of which may conflict or compete with ABS. Any inventions discovered by such individuals as part of their agreements with third parties will not become the property of ABS. These individuals are not required to devote any, and are expected to devote only a small portion, of their time to ABS, and are not expected to actively participate in the development of the Company's technology. It is possible regulations or policies now in effect or adopted in the future might limit the ability of the scientific advisors to continue their relationship with ABS. Members of the Scientific Advisory Committee were used on an informal basis for consultations in 1999.

     Members are paid $1,000 per meeting attended, plus expenses. Members of the Scientific Advisory Committee have been granted ten year options to purchase from 5,000 to 25,000 shares of Class A Common Stock from the Company. As of December 31, 1999, there were outstanding options for an aggregate of 263,000 shares held by members of the Scientific Advisory Committee (excluding options held by Dr. Born in his capacity as a non-employee director of the Company), at exercise prices ranging from $.28 per share to $7.75 per share. The 1999 cash payments to the advisors for informal meetings and other consultations as a group were approximately $65,000. Certain members of the Committee are associated with institutions with which ABS has undertaken or may in the future undertake collaborative research efforts. Arrangements with these institutions may result in a member of the Scientific Advisory Committee receiving royalties or other compensation from that institution or from ABS if such member works as a scientist in the collaborative effort.

     The members of the Scientific Advisory Committee have no general fiduciary duties to ABS, have entered into limited confidentiality agreements and may, in their discretion, engage in activities which are competitive with those engaged in by the Company. The members of the Committee as of March 17, 2000 are:

     Giancarlo Agnelli, M.D., is Professor of Internal Medicine at the University of Perugia, Italy, where he received his medical education. Prior to appointment to his present post he was a research fellow and clinical fellow in the Department of Pathology and Department of Medicine at McMaster University, Hamilton, Ontario, Canada. He continues as an associate member of the Hamilton Civic Hospital Research Center at McMaster University. He is co-chairman of the Sub-Committee on Control of Anti-coagulation of the Scientific and Standardization Committee of the International Society on Thrombosis and Hemostasis. He has presented lectures at more than 200 international and national meetings and is the author or co-author of more than 200 scientific articles.

     Denian Ba, M.D., Ph.D., is presently Academician, The Chinese Academy of Engineering; President of the Chinese Academy of Medical Sciences & Peking Union Medical College; Chairman, Chinese Society of Immunology; Vice Chairman, Chinese Medical Association. Dr. Ba was engaged in research on Cancer Immunology as Associate Chief, Chief, Department of Immunology at the Institute of Cancer Research in Harbin Medical University, and Deputy Director, Director at the Institute of Cancer Research in Harbin Medical University. Dr. Ba received his M.D. from the Department of Medicine of Harbin Medical University and received his Ph.D. from the School of Medicine of Hokkaido University, Japan.

     Konrad T. Beyreuther, Ph.D., is presently professor of Molecular Biology and Head of Laboratory for Molecular Neuropathology at the Center of Molecular Biology, University of Heidelberg, Federal Republic of Germany. His primary research deals with genetics and molecular biology of Alzheimer's disease and related dementia disorders. He earned his doctorate at the Max-Plank Institute for Biochemistry Munich, University of Munich, Germany.

     Gustav Victor Rudolf Born, M.D., D. Phil., F.R.S., is presently Research Director of The William Harvey Research Institute at St. Bartholomew's Hospital Medical College, London, England, and Emeritus Professor of Pharmacology in the University of London. Among Professor Born's distinctions, appointments and activities are: Fellowship and Royal Medal of the Royal Society; Foundation President of the British Society for Thrombosis and Haemostasis; Corresponding Member of the Belgian Royal Academy of Medicine; Professor of the Foundation de France, Paris; Robert Pfleger, Paul Morawitz and Alexander-von-Humbolst Prizes; Honorary Life Member of the New York Academy of Sciences; Medical Advisor of the Heineman Medical Research Center, Charlotte, North Carolina; Co-Director for Centre for Thrombosis Research,

Perugia, Italy; Honorary Doctorates from eight universities, including Brown and Loyola. Dr. Born is also a director of the Company.

     Francis J. Castellino, Ph.D., is Dean of the College of Science, and Kleiderer-Pezold Professor of Biochemistry at the University of Notre Dame. He earned a doctorate in biochemistry at the University of Iowa, and was a postdoctoral fellow at Duke University Medical Center. He maintains a research program studying blood coagulation and fibrinolysis.

     Jeffrey Ginsberg, M.D., is a hematologist with research training in clinical and laboratory aspects of thrombosis. His current research interests include the clinical development of novel antithrombotic agents, the diagnosis and management of thrombosis during pregnancy, the prevention and treatment of the post- phlebitic syndrome, the investigation of the clinical complications of antiphospholipid antibodies, and the diagnosis of venous thrombosis and pulmonary embolism. He is currently the principal investigator of a number of clinical trials relative to thrombosis. He is the Director of the Thromboembolism Unit at Chedoke-McMaster Hospitals and a Career Investigator of the Heart and Stroke Foundation of Ontario.

     Lawrence Grossman, Ph.D., is University Distinguished Service Professor of Biochemistry at the Johns Hopkins University School of Hygiene and Public Health, Baltimore, Maryland. He is consultant to Applied DNA Systems, Inc. He earned a Ph.D. degree from the University of Southern California, and subsequently trained and worked thereafter at Johns Hopkins University and Brandeis University. His areas of expertise are in DNA repair, molecular basis of mutagenesis and molecular biology in general.

     Thomas W. Meade, CBE, DM, FRCP, FRS, is presently Director of the Medical Research Council Epidemiology and Medical Care Unit, Wolfson Institute of Preventive Medicine, St. Bartholomew's and the Royal London Hospital School of Medicine and Dentistry, London, England. Additional appointments include:
Professor of Epidemiology at the University of London, Hon. Consultant in Epidemiology, North West London Hospitals NHS Trust, Hon. Consultant in Epidemiology, St. Bartholomew's and Royal London Hospitals NHS Trust. He is:
Doctor of Medicine, Fellow of the Royal College of Physicians and Fellow of the Royal Society.

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

     Heinz Nau, Ph.D., is presently Professor and Chairman, Department of Food Toxicology at the School of Veterinary Medicine in Hannover, Germany. He obtained his Ph.D. degree in Chemistry from the University Innsbruck, Austria. He then did post-doctoral work at Massachusetts Institute of Technology, Cambridge, Massachusetts, and was a Professor at the Institute of Toxicology and Embryopharmacology in Berlin, Germany. Dr. Nau holds an Honorary Doctorate from the University of Uppsala, Sweden, and is currently President of the European Teratology Society, and a Member of the Scientific Committee of Food at the European Commission in Brussels, Belgium, as well as a member of the International Federation of Teratological Societies. He has published over 350 scientific papers and is an editor of several books.

     Alfred Nisonoff, Ph.D., is Professor of Biology (Emeritus) at the Rosenstiel Research Center, Brandeis University, Waltham, Massachusetts. He earned a doctorate in chemistry from Johns Hopkins University, Baltimore, Maryland and was a postdoctoral fellow at the Johns Hopkins Medical School. Dr. Nisonoff is on the Scientific Advisory Committee of the Roswell Park Cancer Institute, Buffalo, New York and was employed by ABS from November 1996 to November 1997 as Research and Development Executive. His expertise is in the field of immunology and idiotypic antibodies. He was also Executive Secretary for the Task Force on Immunology, National Institute of Allergy and Infectious Diseases (1998). Member, United States National Academy of Sciences; Former President, American Association of Immunologists; Member, American Academy of Arts and Sciences; Foreign Correspondent, Belgian Academy of Medicine.

     Rem V. Petrov, M.D., is currently Vice-President of Russian Academy of Sciences, Moscow, Russia and chief of the Immunology Department of the Institute of Bioorganic Chemistry of the Academy. His main scientific interests are in the fields of Immunogenetics (genetical control of Immune response, interactions of syngeneic and nonsyngeneic cells) and Immunobiotechnology (artificial immunogens and vaccines, immunopharmacology-myelopeptides and other natural immunodulators).

     Craig M. Pratt, M.D., is currently a Professor of Medicine and Director, Clinical Cardiology Research, Section of Cardiology, Department of Internal Medicine, Baylor College of Medicine, Houston, Texas. Dr. Pratt is currently Director of the Coronary Care Unit and Non-invasive Laboratories at The Methodist Hospital. Nationally, Dr. Pratt is a consultant to the Cardiovascular and Renal Drugs Advisory Board to the Food and Drug Administration.

     John H. Proctor, Ph.D., Fellow and formerly Secretary General of the World Academy of Art and Science from 1986-1997, Life Fellow and Past President of the Washington Academy of Sciences in Washington, D.C., a full member of the Russian Academy of Sciences and a corresponding member of the Spanish Royal Academy of Sciences. He has facilitated national and international technology transfer, organizational development and productivity improvement projects for over thirty years. Dr. Proctor has written three books and has published seventy-eight technical papers.

     Ciaran M. Regan, Ph.D., D.Sc. is presently Associate Professor of Pharmacology at University College, Dublin, Ireland. Dr. Regan received his B.Sc. and Ph.D. from University College, Dublin. He is a past Postdoctoral Fellow, Department of Biochemistry, University of Nijmegen, The Netherlands and past Scientific Officer of Medical Research Council, Institute of Neurology, London. Dr. Regan has numerous publications.

     Jacob Szmuszkovicz, Ph.D., is a Professor of Chemistry at the University of Notre Dame, South Bend, Indiana. He earned a doctorate in Chemistry from the Hebrew University, Jerusalem. He served as a Member of Staff at the Weizmann Institute before joining the Upjohn Company where he held the position of a Distinguished Scientist in the CNS (Central Nervous System) Unit from 1954 to 1985. Dr. Szmuszkovicz is co-inventor on over 100 patents. He has served as a Member of the Executive Committee of the Organic Division of the American Chemical Society.

PERSONNEL

     As of March 17, 2000, ABS had 25 full time employees and 3 part-time employees. Of the full-time employees, 5 are research and development personnel, including 3 Ph.D.s, 6 are manufacturing personnel, and the rest are executive and administrative personnel.

     ABS' President and Chief Executive Officer and its Executive Vice President are parties to employment agreements with the Company ending November 15, 2001 and September 30, 2001, respectively. Those officers also are parties to agreements with ABS to keep corporate information with regard to the business of the Company confidential during and subsequent to their employment with ABS.

     None of ABS' employees is represented by a labor organization. ABS believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective personnel.

ITEM 2.   PROPERTIES

     ABS leases 6,000 square feet of office space in Copiague, New York under a lease expiring July 2000 (with an annual base rent of $39,000), which it intends to renew, and office space in Dublin, Ireland under a short-term arrangement.

     ABS' subsidiary, Stellar, has a lease covering 16,000 square feet in Columbia, Maryland, with an annual base rent of $136,000 and a term ending March 31, 2001. ABS has terminated its lease with Boston University and has consolidated its research and development activities at Stellar's facility.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Company's Class A Common Stock (the "Common Stock") was traded on the Nasdaq National Market under the trading symbol "MABXA" until December 6, 1999 and on the Nasdaq Smallcap Market from December 6, 1999 to January 6, 2000 under the trading symbol "MABAC." Since January 6, 2000, the Common Stock has traded on the OTC Bulletin Board under the symbol "MABA." The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated, as reported by Nasdaq, without retail mark-ups, mark-downs or commissions.

Fiscal Years
------------
                                                            High                               Low
-------------------------------------------------------------------------------------------------------
1999
----

First Quarter                                             $1 7/16                            $   27/32

Second Quarter                                             1 7/32                                15/16

Third Quarter                                              1 5/32                                 1/4

Fourth Quarter                                               21/32                                9/32

1998
----

First Quarter                                             $2 3/8                              $1 17/32

Second Quarter                                             2                                     31/32

Third Quarter                                              1 3/16                                13/32

Fourth Quarter                                             1 23/32                                5/32

     There were approximately 664 holders of record of Common Stock as of March 17, 2000 (exclusive of stockholders whose shares are held in street name by brokers, depositories and other institutional firms).

     ABS has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying dividends for the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

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

                                                                For the Year Ended December 31,

                                        1999              1998              1997              1996              1995
                                   ------------------------------------------------------------------------------------
Operating Results
-----------------
Revenues:
   Sales                           $  1,361,000      $  1,197,000      $    150,000                --                --
   Royalties/License                         --                --                --                --      $    100,000
   Collaborative Agreements        $     82,000                --      $      9,000      $     54,000      $     27,000
Net Loss                           $ (5,351,000)     $ (7,548,000)     $ (7,147,000)     $ (7,700,000)     $ (5,607,000)
Net Loss Per Share
   Basic and Diluted               $       (.14)     $       (.29)     $       (.35)     $       (.45)     $       (.39)
Weighted Average Shares              39,266,000        25,740,000        20,223,000        17,209,000        14,455,000



                                                                     As of December 31,

                                       1999              1998              1997              1996              1995
                                   ------------------------------------------------------------------------------------
Balance Sheet
-------------
Working Capital (Deficit)          $ (1,436,000)     $  2,947,000      $  4,761,000      $ 13,697,000      $  9,485,000
Total Assets                       $  3,938,000      $  6,514,000      $  9,388,000      $ 16,473,000      $ 12,521,000
Long-Term Debt                     $     33,000      $     56,000      $      8,000      $ 10,319,000      $  7,865,000
Total Liabilities                  $  2,360,000      $    918,000      $  2,705,000      $ 10,931,000      $  8,376,000
Accumulated Deficit                $(62,314,000)     $(56,963,000)     $(49,415,000)     $(42,268,000)     $(34,568,000)

     ABS has not paid any cash dividends on its Common Stock since its inception. The following pro forma data reflects certain transactions which occurred subsequent to December 31 1999. See Note 11 of the Consolidated Financial Statements.

Pro Forma Information                                 Dec. 31, 1999
---------------------                                 -------------
Working Capital                                        $4,064,000
Total Assets                                           $8,938,000
Total Liabilities                                      $1,860,000
Total Stockholders' Equity                             $7,078,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides information which ABS' management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

OVERVIEW

     ABS is a development stage company incorporated in September 1983. To date, ABS has launched two commercial products ( TpP, ABS' Thrombus Precursor Protein diagnostic test, and FiF, ABS' Functional Intact Fibrinogen diagnostic test), although it has not yet derived any significant revenues from the sale of these products.

     On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. On April 23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares) (see Note 5 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its research and development activities to date principally from (i) the sale of Common Stock issued in an initial public offering, (ii) the exercise of the Class A and Class B Warrants issued in the initial public offering, (iii) private placements of Convertible Debentures, Convertible Preferred Series A Stock and Class A Common Stock, (iv) the exercise of stock options, (v) capital contributions to ABS by it's Chairman of the Board, (vi) initial license fee payments and fees from collaborative contract services and (vii) the income on funds invested in bank deposits, United States Treasury bills and notes and other high grade liquid investments.

     ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology program and in the development and commercialization of a rapid assay format for TpP, as well as in the FDA approval process relating to additional 510(k) filings for TpP and Stellar's products.

     As of December 31,1999, ABS, had a negative working capital of $1,436,000; however on a pro forma basis (See Note 11 of the Consolidated Financial Statements), the working capital was $4,064,000, compared to $2,947,000 at December 31, 1998. The Company implemented a cash conservation plan during the second and third quarters of 1999, which included salary deferrals by executive officers and other employees ranging from 5% to 100% of salary. As of December 31, 1999, accounts payable and accrued expenses includes $302,000 of deferred salaries. In addition, non-essential projects and consultants were terminated or agreed to other methods of payment for services, including the issuance of stock or deferral of payments. The Company's Chairman funded operating cash needs between late August 1999 and January 2000 by loaning the Company money. As of December 31, 1999, the Chairman had loaned the Company $695,000 on a demand basis, bearing interest at the rate of 6% per annum. Between January 1, 2000 and January 19, 2000, the Company's Chairman loaned the Company an additional $81,000 (See Note 11 of the Consolidated Financial Statements).

     ABS' management believes that current pro forma working capital, together with the receipt of additional licensing fees and milestone payments projected to be received within the next 12 months will be sufficient to fund its planned activities through the first quarter of 2001. Currently, product development plans include licensing TpP and the ABS-205 neurobiology compound, to large pharmaceutical companies provide additional funding and clinical expertise, perform additional testing necessary to obtain regulatory approvals, provide manufacturing expertise and market ABS' products. Without such licensing fees, milestone payments or co-marketing arrangements, additional sources of funding will be required to finance ABS beyond the first quarter of 2001.

     During 1999, the Company's cash and cash equivalents decreased by $2,945,000 to $93,000, primarily because cash used in operations ($3,724,000) and investing activities ($548,000) exceeded net proceeds from financing activities ($1,318,000). Net cash of $3,724,000 was used to fund the Company's cash loss from operations of $4,535,000 (net of non cash expenses of $318,000 for depreciation and amortization, $4,000 gain on sale of fixed asset, and $502,000 incurred in connection with the issuance of stock and warrants). Cash of $811,000 was provided by changes in operating assets, primarily as a result of an increase in accounts payable and accrued expenses ($840,000), a decrease in inventory ($34,000) and a decrease in other assets ($7,000). This was partially offset by higher accounts receivable ($34,000) and an increase in other current assets ($36,000) due to a $100,000 loan made to the Company's President/CEO (of which $50,000 had been forgiven in 1999) as part of the inducement to him to join the Company. Cash was used in investing activities for capitalized patent costs ($539,000) primarily for ABS 103 and ABS 205 and the purchase of equipment ($13,000). This was slightly offset by the proceeds from the sale of fixed asset ($4,000). New financing activities provided

$1,318,000 as a result of the purchase by the Company's Chairman of 440,000 shares of Class A Common Stock for $495,000, the purchase by the Company's President/CEO of 82,000 shares of Class A Common Stock for $82,000, the issuance of 500,000 shares of Class A Common Stock in lieu of a cash payment of $80,000 for the development and manufacture of the rapid assay format of TpP, loans from the Company's Chairman of $702,000 and the exercise of stock options, offset in part, by payments of $44,000 under capital lease obligations and notes payable.

     At December 31, 1999, ABS had net operating loss carryforwards of approximately $59,900,000 for income tax purposes. The net operating loss carryforwards will expire in varying amounts through 2019. In addition, ABS has approximately $1,230,000 of available research and development tax credits to offset future taxes. These credits expire through 2019. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ABS has recorded a valuation allowance of $61,130,000 to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with ABS' 1990 initial public offering at which time ABS' tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 1999, $4,900,000 million of net operating losses is no longer subject to this limitation.

RESULTS OF OPERATIONS

     ABS has not generated any significant revenues from the sale of any products. Revenues from inception through December 31, 1999 of $4,092,000 are attributable to nonrefundable initial license fees and collaborative research agreements, sales of TpP and FiF and, since April 1998, sales of Stellar products. As a result of ABS' substantial start-up expenses and minimal revenues, ABS had an accumulated deficit of $62,314,000 as of December 31, 1999. ABS' research and development expenses are anticipated to be substantial for the foreseeable future and ABS expects to continue to incur significant operating losses.

     ABS initiated its marketing efforts for TpP and FiF in the microtiter plate format in November 1997. TpP kits have been marketed through European, Japanese and United States distributors as well as direct sales to specialty laboratories and research hospitals. ABS' efforts in 2000 will be directed toward adding new distributors and specialty labs, completing clinical studies with the rapid assay format (POC) of TpP, filing a 510(k) application for TpP POC format, entering into license agreements for the POC TpP and the ABS-205 therapeutic neurocompound and expanding Stellar's product base through additional 510(k) application filings and product acquisitions. ABS has licenses for TpP with Abbott and Roche in the automated instrument format and a license for 45J with Yamanouchi. ABS does not have any performance obligations under these agreements. In order to market the product the licensees will be required to file for the appropriate governmental clearances. ABS has a sufficient quantity of antibodies to initially supply these licensees. Management believes that the POC format will increase the commercial potential of the TpP test and encourage the licensees to complete the commercialization process under these agreements.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     ABS' net loss for the year ended December 31, 1999 was $5,351,000 compared to $7,548,000 for the year ended December 31, 1998. The decrease was primarily the result of the absence of an extraordinary charge for the early retirement of debentures ($1,140,000), a $598,000 decrease in interest expense, a $436,000 decrease in research and development expense and a $246,000 increase in revenues. The Company completed its consolidation of facilities in Maryland which resulted in savings in R&D expenses.

     Sales during 1999 of $1,361,000 include sales of Stellar products for a full year and sales of TpP. Sales of TpP declined in 1999 due to a slow market acceptance of the current test format. Stellar product sales increased over 1998 due to a full years' operation. Collaborative agreement revenue of $82,000 reflects the earned portion of an NIH National Institute on Aging grant and contract services. The Company obtained a grant of $135,000 from the NIH for additional studies of the Company's ABS-205 therapeutic neurocompound. These studies have been completed and the final report filed at the end of 1999.

     Cost of sales increased by $133,000 during 1999 compared to 1998 due primarily to increased sales. Cost of sales as a percentage of sales was 43.9% in 1999 and 38.8% in 1998. The percentage increase was due to increased payroll costs and higher fixed TpP costs being absorbed by a lower sales volume.

     Research and development costs decreased $436,000 from $2,161,000 in 1998 to $1,725,000 in 1999 primarily due to the consolidation of R&D facilities in Columbia, Maryland. This was partially offset by the inclusion of Stellar's costs for the full year of 1999 compared to eight months in 1998, increases in Stellar's post-acquisition research and development costs relating to FDA 510(k) filings, and continued TpP rapid assay POC development and clinical costs.

     Selling, general and administrative expenses increased by $56,000 from $4,432,000 in 1998 to $4,488,000 in 1999, primarily as a result of the inclusion of Stellar's selling and general expenses for the full year of 1999 compared to eight months in 1998, increased cost of investor relations, and the noncash value of warrants issued for services. This was offset in part by a reduction in other consulting costs.

     Interest expense was $598,000 lower in 1999 than in 1998, resulting from the repurchase of convertible debentures in the fourth quarter of fiscal 1998.

     Interest income, net, was $290,000 lower in 1999 than in 1998 due to lower average cash balances.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     ABS' net loss was $7,548,000 for the calendar year 1998 compared to $7,147,000 for the calendar year 1997. The increase was primarily the result of an extraordinary chargeof 1,140,000 for the early retirement of the Company's 5% Convertible Debentures. The loss before the extraordinary charge decreased by $739,000. This decrease was due to Stellar operations (included from April 23, 1998), continued sales of TpP and FiF and reduced research and development costs offset, in part, by increased selling, general and administrative and the facility consolidation costs.

                  Sales during 1998 of $1,197,000 include sales of Stellar products since the date of acquisition in late April 1998 and sales of TpP and FiF kits. TpP sales were comparable to the 1997 sales of $150,000. Stellar product sales increased over 1997 (prior to its acquisition and accordingly, prior to the inclusion of it's results in the Company's consolidated results of operations.

     Cost of sales increased by $433,000 during the twelve months ended December 31, 1998 compared to the twelve months ended December 31, 1997 due primarily to increased sales. Cost of sales as a percentage of sales was 38.8% in 1998 and 21.3% in 1997. The percentage increase was due to Stellar products having a higher cost, plus an increase in the cost of TpP and FiF kits.

     Research and development costs decreased $1,081,000 from $3,242,000 in 1997 to $2,161,000 in 1998. The decrease was primarily due to the absence of costs incurred during the first six months of 1997 relating to the relocation of ABS' research laboratories from South Bend, Indiana to Boston, Massachusetts. The cost of relocation included severance, relocation and moving costs as well as duplicate facility costs. The decrease was also attributable to a reduction in personnel (FDA filing related) and consulting costs offset, in part, by increases in the cost of TpP clinical studies and the TpP point of care development costs.

     Selling, general and administrative expenses increased by $765,000 from $3,667,000 in 1997 to $4,432,000 in 1998, primarily as a result of the inclusion of Stellar, selling expenses relating to the marketing and promotion of TpP and increased personnel cost relating to marketing of TpP and business development.

     Facility consolidation cost of $252,000 includes severance costs, lease termination expenses and a write-down of leasehold improvements. In order to conserve resources and operate more efficiently with less duplication, management decided to close the Boston facility and consolidate the research and development and antigen free mouse colony at the Stellar facilities in Columbia, Maryland. The process of closing the Boston facility was completed in June of 1999.

     Interest expense was $301,000 lower in 1998 than in 1997 due to a lower average amount of debentures being outstanding during the year, with those being outstanding bearing a lower average interest rate.

     Interest income, net, was $230,000 lower in 1998 than in 1997 due to lower average cash balances.

YEAR 2000

     State of Readiness: The Year 2000 problem is the result of some computer programs being written using two-digits rather than four to define the applicable year. Therefore, it is possible that programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculation. ABS uses software developed and supported by third parties for various applications, including financial reporting, sales, purchasing and inventory.

     During 1999, ABS assessed the potential impact of the Year 2000 problem issue on its information systems. While it is possible that a problem may yet arise, to date the Company has not experienced any Year 2000 related problems. Management does not expect disruptions caused by the failures of third parties to remediate their year 2000 issues. Costs related to the year 2000 program were not significant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's available cash is invested in highly liquid investments (primarily United States Treasury Bills) which have a maturity, at the time of purchase, of less than three months. ABS does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations. ABS does not have exposure to market risks associated with changes in interest rates because it has no variable interest rate debt outstanding. ABS does not believe it has any other material exposure to market risks associated with interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in a separate section of this report, starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in ABS' Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to ABS' 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)  1. and 2. Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of ABS are annexed hereto immediately following the signature page of this Report.

                                                                                        Page
                                                                                        ----

Index to Consolidated Financial Statements                                              F-1

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

     (b)  Exhibits

Exhibit No.         Description
--------------------------------------------------------------------------------

3.1* Restated Certificate of Incorporation of ABS, as filed with the Secretary of State of Delaware on July 30, 1996 and amended through March 3, 2000.

3.2 Amended and Restated By-Laws of ABS. Incorporated herein by reference to Exhibit 4.02 to ABS' Registration Statement on Form S-8, File No. 333-09473.

4.1 Form of Purchase and Investment Agreement executed by ABS and several investors on October 27, 1998. Incorporated herein by reference to Exhibit 99 to ABS' Registration Statement on Form S-3, file number 333-69735, filed with the Commission on December 24, 1998.

4.2 Form of Warrant issued to several individuals under ABS' Financial Advisory Agreement with M.H. Meyerson & Co., Inc., dated as of August 13, 1998 and schedule of holders thereof. Incorporated herein by reference to Exhibit 4.1(e) to

Exhibit No.         Description
--------------------------------------------------------------------------------
                    ABS' Form 10-K for the fiscal year ended December 31, 1998,
                    File No. 0-19041.

4.3(a) Stock Purchase Agreement, dated as of January 27, 2000, between ABS and Abbott Laboratories. Incorporated herein by reference to Exhibit 99.1 to ABS' Current Report on Form 8-K dated January 27, 2000 (date of earliest event reported), File No. 0-19041.

4.3(b) Registration Rights Agreement, dated as of January 27, 2000, between ABS and Abbott Laboratories. Incorporated herein by reference to Exhibit 4.1 to ABS' Current Report on Form 8-K dated January 27, 2000 (date of earliest event reported), File No. 0-19041.

4.4(a)* Securities Purchase Agreement, dated as of February 3, 2000, among ABS and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Investment 10 L.L.C. and Alfred J. Roach.

4.4(b)* Registration Agreement, dated as of March 3, 2000, among ABS and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Investment 10 L.L.C. and Alfred J. Roach.

10.1(a)+ Employment Agreement dated October 1, 1996 between ABS and Ellena M. Byrne. Incorporated herein by reference to Exhibit 10.1(b) to ABS' Form 10-K/A, dated April 30, 1997, File No. 0-19041.

10.1(b)+ Employment Agreement dated November 2, 1998 between ABS and Mr. John S. North. Incorporated herein by reference to
                    Exhibit 10.1(b) to ABS' Form 10-K for the fiscal year ended December 31, 1998, File No. 0-19041.

10.2(a)+ ABS' Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 28.1 to ABS' Registration Statement on Form S-8, File No. 33-51240.

10.2(b)+            ABS' 1993 Non-Employee Director Stock Option Plan.
                    Incorporated herein by reference to Exhibit 99.01 to ABS' Registration Statement on Form S-8, File No. 33-65416.

10.2(c)*+           ABS' 1996 Stock Option Plan, as amended.

10.3 Exclusive License Agreement dated January 24, 1992 between ABS and Yamanouchi Pharmaceutical Co., Ltd. Incorporated herein by reference to Exhibit 10.29 to ABS' Current Report on Form 8-K dated January 24, 1992, File No. 0- 19041.

10.4 Warrant dated October 25, 1995 issued to Swartz Investments, Inc. Incorporated herein by reference to Exhibit 10.13 to ABS' Current Report on Form 8-K dated

Exhibit No.         Description
--------------------------------------------------------------------------------
                    October 12, 1995, File No. 0-19041.

10.5 Exclusive License Agreement, dated as of January 27, 2000, between ABS and Abbott Laboratories. Incorporated herein by reference to Exhibit 10.1 to ABS' Current Report on Form 8-K dated January 27, 2000, File No. 0-19041.

21                  List of Subsidiaries. Incorporated herein by reference to
                    Exhibit 21 to ABS' Form 10-K for the fiscal year ended December 31, 1998, File No. 0-19041.

23*                 Consent of Independent Public Accountants.

27*                 Financial Data Schedule.

*Filed herewith. All other exhibits are incorporated by reference to the document following the description thereof.
+Management contract or compensatory plan.

(b)  Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 29, 2000                     AMERICAN BIOGENETIC SCIENCES, INC.
     --------------                                (Registrant)
         (Date)

                                        By:  /s/ Josef C. Schoell
                                             -----------------------------------
                                             Josef C. Schoell
                                             Vice President, Finance
                                             (Principal Financial and Accounting
                                             Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     March 29, 2000                             /s/ Alfred J. Roach
     --------------                             --------------------------------
         (Date)                                 Alfred J. Roach, Chairman of the
                                                Board of Directors

     March 29, 2000                             /s/ Josef C. Schoell
     --------------                             --------------------------------
         (Date)                                 Josef C. Schoell
                                                Vice President, Finance

     March 29, 2000                             /s/ John S. North
     --------------                             --------------------------------
         (Date)                                 John S. North
                                                President and Chief Executive
                                                Officer

     March 29, 2000                             /s/ Timothy J. Roach
     --------------                             --------------------------------
         (Date)                                 Timothy J. Roach, Secretary,
                                                Treasurer, and Director

     March 29, 2000                             /s/ Ellena M. Byrne
     --------------                             --------------------------------
         (Date)                                 Ellena M. Byrne, Executive
                                                Vice President and Director

     March 29, 2000                             /s/ Joseph C. Hogan
     --------------                             --------------------------------
         (Date)                                 Joseph C. Hogan, Director

     March 29, 2000
     --------------                             --------------------------------
         (Date)                                 Gustav Victor Rudolf Born,
                                                Director

     March 29, 2000                             /s/ Glenna M. Crooks
     --------------                             --------------------------------
         (Date)                                 Glenna M. Crooks, Director

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Biogenetic Sciences, Inc.:

     We have audited the accompanying consolidated balance sheets of American Biogenetic Sciences, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (September 1, 1983) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception to December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                   ARTHUR ANDERSEN LLP


Melville, New York
March 10, 2000

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,   December 31,
Assets                                                       1999           1998
                                                         ------------   ------------

Current Assets:
  Cash and cash equivalents                                  $93,000     $3,047,000
  Accounts receivable                                        211,000        177,000
  Inventory                                                  511,000        545,000
  Other current assets                                        76,000         40,000
                                                         ------------   ------------
    Total current assets                                     891,000      3,809,000
                                                         ------------   ------------

Fixed assets, net                                            476,000        631,000

Patent costs, net of accumulated
 amortization of $502,000 and $390,000, respectively       1,895,000      1,468,000

Intangible assets, net                                       657,000        580,000

Other assets                                                  19,000         26,000
                                                         ------------   ------------
                                                          $3,938,000     $6,514,000
                                                         ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                   $1,581,000       $797,000
  Current portion of capital lease obligation                      -          8,000
  Current portion of notes payable                           746,000         57,000
                                                         ------------   ------------
    Total current liabilities                              2,327,000        862,000
                                                         ------------   ------------
Long Term Liabilities:

  Notes payable, less current portion                         33,000         56,000
                                                         ------------   ------------
    Total liabilities                                      2,360,000        918,000
                                                         ------------   ------------
Commitments (Notes 1, 5, 8, 10 and 12)

Stockholders' Equity:
  Class A common stock, par value $.001 per
  share; 100,000,000 shares authorized;
  36,918,510 and 35,559,556 shares issued
  and outstanding, respectively                               37,000         36,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 3,000,000 shares
   issued and outstanding, respectively                        3,000          3,000

  Additional paid-in capital                              63,852,000     62,520,000

  Deficit accumulated during the development stage       (62,314,000)   (56,963,000)
                                                         ------------   ------------
    Total stockholders' equity                             1,578,000      5,596,000
                                                         ------------   ------------
                                                          $3,938,000     $6,514,000
                                                         ============   ============

The accompanying notes are an integral part of these consolidated balance sheets.

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    For the Period
                                                                                    From Inception
                                                     Year Ended December 31,        (September 1,
                                        ------------------------------------------  1983) Through
                                                                                     December 31,
                                            1999          1998           1997            1999
                                        ------------  ------------  --------------  --------------
Revenues:
  Sales                                  $1,361,000     1,197,000         150,000      $2,708,000
  Royalties / license fees                        -             -               -       1,000,000
  Collaborative agreements                   82,000             -           9,000         384,000
                                        ------------  ------------  --------------  --------------
                                          1,443,000     1,197,000         159,000       4,092,000

Costs and expenses:
  Cost of sales                             598,000       465,000          32,000       1,095,000
  Research and development                1,725,000     2,161,000       3,242,000      30,531,000
  Selling, general and administrative     4,488,000     4,432,000       3,667,000      33,581,000
  Facility consolidation cost                     -       252,000               -         252,000
                                        ------------  ------------  --------------  --------------
Loss from operations                     (5,368,000)   (6,113,000)     (6,782,000)    (61,367,000)
                                        ------------  ------------  --------------  --------------

Other Income (Expense):
  Interest expense                          (16,000)     (614,000)       (915,000)     (4,372,000)
  Net gain on sale of fixed assets            4,000             -           1,000          11,000
  Investment income, net                     29,000       319,000         549,000       4,554,000
                                        ------------  ------------  --------------  --------------
Loss before extraordinary charge         (5,351,000)   (6,408,000)     (7,147,000)    (61,174,000)

Extraordinary charge for early
  retirement of debentures, net                   -    (1,140,000)              -      (1,140,000)
                                        ------------  ------------  --------------  --------------
Net loss                                ($5,351,000)  ($7,548,000)    ($7,147,000)   ($62,314,000)
                                        ============  ============  ==============  ==============
Per Share Information (Note 2):
Basic and Diluted loss per share

  Loss before extraordinary charge           ($0.14)       ($0.25)         ($0.35)
                                        ============  ============  ==============
  Extraordinary charge for early
    retirement of debentures, net                 -        ($0.04)              -
                                        ============  ============  ==============

  Net loss                                   ($0.14)       ($0.29)         ($0.35)
                                        ============  ============  ==============

Common shares used in computing
   per share amounts:
      Basic and Diluted                  39,266,000    25,740,000      20,223,000
                                        ============  ============  ==============

The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  For the Period
                                                                                                                  From Inception
                                                                                                                  (September 1,
                                                                                 Year Ended December 31,              1983)
                                                                      ------------------------------------------     Through
                                                                                                                   December 31,
                                                                          1999          1998           1997            1999
                                                                      ------------  ------------  --------------  --------------
Cash Flows From Operating Activities:
Net income (loss)                                                     ($5,351,000)  ($7,548,000)    ($7,147,000)   ($62,314,000)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
   Depreciation and amortization                                          318,000       497,000         531,000       3,040,000
   Net (gain) loss on sale of fixed assets                                 (4,000)            -          (1,000)        (11,000)
   Net (gain) loss on sale of marketable securities                             -             -               -        (217,000)
   Other non-cash expenses accrued primarily for stocks and warrants      502,000       306,000         299,000       2,544,000
   Amortization of debt discount included in interest expense                   -       317,000         492,000       2,160,000
   Extraordinary loss on repurchase of debt                                     -     1,140,000               -       1,140,000
   Write-off of patent costs                                                    -             -               -          93,000
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                             (34,000)      (69,000)              -        (103,000)
   (Increase) decrease in inventory                                        34,000       (91,000)       (296,000)       (353,000)
   (Increase) decrease in other current assets                            (36,000)        1,000         487,000         (76,000)
   (Increase) decrease in other assets                                      7,000         1,000          (2,000)         80,000
   Increase (decrease) in accounts payable and accrued expenses           840,000       265,000          46,000       1,816,000
   Increase in interest payable to stockholder                                  -             -               -         112,000
                                                                      ------------  ------------  --------------  --------------
      Net cash used in operating activities                            (3,724,000)   (5,181,000)     (5,591,000)    (52,089,000)
                                                                      ------------  ------------  --------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                    (13,000)      (41,000)       (222,000)     (2,056,000)
  Proceeds from sale of fixed assets                                        4,000             -           2,000          22,000
  Payments for patent costs and other assets                             (539,000)     (229,000)       (434,000)     (2,467,000)
  Business acquisition, net of stock issued and cash acquired                   -      (119,000)              -        (119,000)
  Proceeds from maturity and sale of marketable securities                      -             -       5,817,000      67,549,000
  Purchases of marketable securities                                            -             -      (2,796,000)    (67,332,000)
                                                                      ------------  ------------  --------------  --------------
   Net cash provided by (used in) investing activities                   (548,000)     (389,000)      2,367,000      (4,403,000)
                                                                      ------------  ------------  --------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                                  -    (1,000,000)     (1,246,000)     (2,246,000)
  Proceeds from issuance of common stock, net                             660,000     3,182,000         834,000      40,144,000
  Proceeds from issuance of 5% convertible debentures, net                      -     3,727,000               -       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -               -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -               -       7,790,000
  Principal payments under capital lease obligation and notes payable     (44,000)      (61,000)         (3,000)       (114,000)
  Redemption of 8% convertible debentures                                       -      (500,000)              -        (500,000)
  Repurchase of 5% convertible debentures                                       -    (3,852,000)              -      (3,852,000)
  Capital contributions from chairman                                           -             -               -       1,000,000
  Increase in loans payable to stockholder / affiliates                   702,000             -               -       3,371,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                        -             -               -      (1,300,000)
                                                                      ------------  ------------  --------------  --------------
   Net cash provided (used in) by financing activities                  1,318,000     1,496,000        (415,000)     56,585,000
                                                                      ------------  ------------  --------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                   (2,954,000)   (4,074,000)     (3,639,000)         93,000
Cash and Cash Equivalents at Beginning of Period                        3,047,000     7,121,000      10,760,000               -
                                                                      ------------  ------------  --------------  --------------
Cash and Cash Equivalents at End of Period                                $93,000    $3,047,000      $7,121,000         $93,000
                                                                      ============  ============  ==============  ==============

Supplemental Disclosure of Non-cash Activities:
 Capital expenditure made under capital lease obligation                        -             -               -         $20,000
                                                                      ============  ============  ==============  ==============
 Convertible debentures converted into 0,  4,851,618, 2,995,006,
  and 10,470,853 shares of Common Stock, respectively                           -    $1,447,000      $7,155,000     $14,658,000
                                                                      ============  ============  ==============  ==============
  Warrants issued to debentureholders and placement agents                      -       $63,000               -        $588,000
                                                                      ============  ============  ==============  ==============
  Conversion of stockholder loan to paid-in capital                             -             -               -      $1,481,000
                                                                      ============  ============  ==============  ==============

The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------

CONTINUED

BALANCE, DECEMBER 31, 1990                             $          4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------

CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                             $         13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% Convertible Debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock to Chairman for cash      2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617         19,000    1,725,500        2,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                            0.32     4,851,618          5,000            -            -
  Sale of Class B Common Stock to Chairman for cash      0.37             -              -    1,274,500        1,000
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.06       163,915              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Class A Common Stock issued for Private Placement      0.25    10,800,000         11,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1998                                       35,559,556         36,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Class A Common Stock to Chairman for cash      1.13       440,000              -            -            -
  Exercise of stock options                              0.61         5,250              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            0.50       913,704          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1999                                       36,918,510        $37,000    3,000,000       $3,000
                                                                ============  =============  ===========  ===========

The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       93,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------

  CONTINUED

                           F-6 (column continuation)

BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED

                           F-7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock to Chairman for cash                 778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                       56,077,000    (49,415,000)   6,683,000
                                                                ------------  -------------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                     1,442,000              -    1,447,000
  Sale of Class B Common Stock to Chairman for cash                 465,000              -      466,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       205,000              -      205,000
  Class A Common Stock issued                                       174,000              -      174,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Class A Common Stock issued for Private Placement               2,689,000              -    2,700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (7,548,000)  (7,548,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1998                                       62,520,000    (56,963,000)   5,596,000
                                                                ------------  -------------  -----------

  Sale of Class A Common Stock to Chairman for cash                 495,000              -      495,000
  Exercise of stock options                                           3,000              -        3,000
  Expense for warrants issued                                       376,000              -      376,000
  Class A Common Stock issued                                       458,000              -      459,000
  Net (loss) for the period                                               -     (5,351,000)  (5,351,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1999                                      $63,852,000   ($62,314,000)  $1,578,000
                                                                ============  =============  ===========

The accompanying notes are an integral part of these consolidated statements.

 CONTINUED

                           F-8 (column continuation)

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES

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

     The Company has had limited product sales to date and has had limited revenues from collaborative and licensing agreements (Notes 10 and 11). Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing research and commercialization activities. The Company expects to incur substantial expenditures in research and product development and the Food and Drug Administration approval process relating to 510(k) applications for its TpP and other diagnostic tests. Currently product development plans of the Company include entering into additional collaborative, licensing and co-marketing arrangements with large pharmaceutical companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company. In addition to the normal risks associated with a business engaged in research and development of new products, there can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain the necessary U.S. regulatory approvals (principally from the FDA), that any approved product will be a commercial success, that adequate product liability insurance can be obtained or that sufficient capital will be available when required to permit the Company to realize its plans. In addition, the Company operates in an environment of rapid changes in technology and in an industry which has many competitors who have far more resources available to them than does the Company. Further, the Company is dependent upon the services of several key employees and advisors.

     While losses from development stage activities are expected to continue in 2000, management believes that its liquidity and capital resources at December 31, 1999, including the license and financing transactions that occurred subsequent to year-end as discussed in Note 11, together with the receipt of milestone fees expected to be received within the next year, additional licensing fees will be sufficient to fund its planned activities through the first quarter of 2001.

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

CONCENTRATION OF CREDIT RISK

     As of December 31, 1999, the Company had two customers whose balances exceeded 10% of the accounts receivable balance. These customers accounted for 35% and 24% of the accounts receivable balance. As of December 31, 1998, the Company had four customers whose balances exceeded 10% of the accounts receivable balance. These customers accounted for 22%, 21%, 18% and 11% of the accounts receivable balance.

     During fiscal year 1999, one customer accounted for 30% of the Company's revenues, another customer accounted for 20% while a third customer accounted for 11% of the Company's revenues. During fiscal year 1998, one customer accounted for 34% of the Company's revenues, another customer accounted for 17% while a third customer accounted for 10% of the Company's revenues.

There were no customers in fiscal year 1997 that exceeded 10% of revenues.

INVENTORY

     Inventory is valued at the lower of cost (first-in, first-out) or market.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ABS periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset measured by the future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the underlying fair value of the assets. ABS has performed a review of its long-lived assets and has determined that no impairment of the respective carrying values has occurred as of December 31, 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization is generally provided for by the straight-line method over the estimated useful lives of the assets. Laboratory equipment, office equipment, furniture and vehicles are depreciated over five years. Leasehold improvements are amortized over the life of the lease, usually five years.

PATENT COSTS

     Costs of certain patent applications are capitalized. Upon issuance of a patent, such costs are charged to operations utilizing the straight-line method over the lesser of the estimated useful life or 17 years. Costs of unsuccessful patent applications or discontinued projects are charged to expense.

DEFERRED FINANCING COSTS

     Deferred financing cost incurred by the Company in connection with the issuance of convertible debentures (Note 7) were capitalized and charged to operations as additional interest expense over the life of the related debt. Upon conversion of the underlying debt, any unamortized deferred financing costs were charged to paid-in capital during 1998.

INTANGIBLE ASSETS

     Intangible assets include goodwill and intellectual know-how relating to the acquisition of Stellar. Intangible assets are being amortized over a 10-year period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying value of all financial instruments reflected in the accompanying balance sheets approximated fair value at December 31, 1999 and December 31, 1998, respectively.

REVENUE RECOGNITION

     Revenue on product sales is recognized at the time the products are shipped to customers. Revenue from royalties and license fees are recognized when earned, provided that no significant performance obligations remain.

RESEARCH AND DEVELOPMENT INCOME AND EXPENSES

     Revenues from collaborative agreements are recognized as the Company performs research activities under the terms of each agreement, provided that no further performance obligations remain. Research and development costs are charged to expense in the year incurred.

STOCK-BASED COMPENSATION

     The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net loss and net loss per common share in the notes to consolidated financial statements. The Company has elected to provide the necessary pro forma disclosures (Note 8).

NET LOSS PER COMMON SHARE

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts. Diluted EPS for 1999, 1998 and 1997 is the same as Basic EPS because the inclusion of stock options and convertible debentures then outstanding would be anti-dilutive. For the purposes of the calculation of both basic and diluted EPS, Class A and Class B Common Stock have been treated as one class. The following equity instruments were not included in the diluted net loss per share calculation as their effect would be anti-dilutive:

                                                                  DECEMBER 31
                                                -----------------------------------------------
                                                   1999               1998               1997
                                                   ----               ----               ----

  Stock Options - Exercisable                   3,761,132          3,279,334          3,018,543
  Conversion of Convertible Debentures                 --                 --          1,160,000
  Exercise of Warrants                          1,039,295            709,445            445,216
                                                ---------          ---------          ---------
  Total Shares                                  4,800,427          3,988,779          4,623,759
                                                =========          =========          =========

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

COMPREHENSIVE INCOME

     In fiscal 1999 the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net income or shareholders' equity. For the fiscal years ended 1999, 1998 and 1997, the Company's operations did not give rise to items includable in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

DERIVATIVE INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

3.   INVENTORY

     INVENTORY CONSISTS OF THE FOLLOWING:

                                           DECEMBER 31,
                                   --------------------------
                                      1999              1998
                                      ----              ----
         Raw Materials             $334,000          $339,000
         Work in Progress            71,000            91,000
         Finished Goods             106,000           115,000
                                   --------          --------
                                   $511,000          $545,000
                                   ========          ========

4.   FIXED ASSETS

     FIXED ASSETS CONSISTS OF THE FOLLOWING:

                                                              DECEMBER 31,
                                                   ---------------------------------
                                                       1999                  1998
                                                       ----                  ----
Laboratory equipment                               $ 1,279,000           $ 1,261,000
Office equipment, furniture and vehicles               523,000               554,000
Leasehold improvements                                 514,000               534,000
                                                   -----------           -----------
                                                     2,316,000             2,349,000
Accumulated depreciation and amortization           (1,840,000)           (1,718,000)
                                                   -----------           -----------
                                                   $   476,000           $   631,000
                                                   ===========           ===========

5.   ACQUISITION

     On April 23, 1998, the Company acquired all of the capital stock of Stellar, a manufacturer of immunodiagnostic kits and reagents. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock (398,406 shares were issued) plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. The Company made a contingent payment of $150,000 in Class A Common Stock (131,118 shares) as of April 23, 1999 representing the first contingent payment. This amount was charged to Intangible Assets and is being amortized over 10 years. The Acquisition was accounted for by the purchase method. Results of operations of Stellar have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of $771,000 has been allocated to intangible assets (intellectual know-how of $100,000 and goodwill of $671,000) and is being amortized over a 10-year period. Any additional future payments required under the contingent earnout provisions of the purchase agreement will be accounted for as additional goodwill and will be amortized over the remaining life of the goodwill. Accumulated amortization of intangible assets was approximately $114,000 and $41,000 as of December 31, 1999 and 1998, respectively.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

                                                  DECEMBER 31,
                                        ------------------------------
                                           1999                1998
                                           ----                ----
Accounts Payable                        $1,117,000          $  355,000
Professional Fees                           98,000             110,000
Payroll and Related Expenses               366,000              85,000
Facility Consolidation Reserve                  --             247,000
                                        ----------          ----------
                                        $1,581,000          $  797,000
                                        ==========          ==========

7.   LONG TERM DEBT:

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

     The Company also issued to the investors warrants in series entitling the investors to purchase, at an exercise price of $1.9141 per share, an aggregate of 261,228 shares of the Company's Class A Common Stock at any time to and including May 19, 2002. These warrants were cancelled on November 11, 1998 (see below).

     In conjunction with the private placement, the Company incurred both cash and noncash issuance costs totaling $525,000. These issuance costs were amortized on a straight-line basis as a component of interest expense through November 11, 1998. Upon conversion of the Debentures, the related unamortized deferred financing costs were charged to paid-in capital. The fair value of the warrants as determined using an option-pricing model of $252,000, was recorded as additional paid-in capital and included in the $525,000 total issuance costs related to these Debentures. In addition, the Company recorded additional paid-in capital and debt discount of $762,000 to reflect the intrinsic value of the maximum market price conversion discount (16%) related to these Debentures. The debt discount was amortized and charged to interest expense from May 20, 1998 through November 11, 1998. The unamortized issuance costs and debt discount were included in the extraordinary charge for early extinguishment discussed below.

     On November 11, 1998, the Company repurchased the then outstanding Debentures for a total of $3,852,000 (principal amount of $3,248,000 plus accrued interest of $79,000 and a $525,000 premium). As a result of the repurchase the Company has recorded a one-time extraordinary charge to earnings of $1,140,000 which represents the loss on early extinguishment.

     For each of the aforementioned debt instruments and warrants, the fair value of each was estimated on the date of the agreement using an option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 135% in 1998; risk-free interest rate of range 5.7% to 6.5% and expected lives of 2 to 5 years dependent on the life of the instrument.

8.   STOCKHOLDERS' EQUITY:

DESCRIPTION OF CLASS A AND CLASS B COMMON STOCK

     Holders of Class A Common Stock and Class B Common Stock have equal rights to receive dividends, equal rights upon liquidation, vote as one class on all matters requiring stockholder approval, have no preemptive rights, are not redeemable and do not have cumulative voting rights;

however, holders of Class A Common Stock have one vote for each share held while holders of the Class B Common Stock have ten votes for each share held on all matters to be voted on by the stockholders. All Class B Common Stock is owned by the Chairman of the Board and may be converted into Class A Common Stock on a share-for-share basis at the option of the holder and generally is automatically converted in the event of sale or, with certain exceptions, transfer.

PRIVATE PLACEMENT

     On October 27, 1998, the Company entered into an agreement to issue an aggregate of 10,800,000 shares of its Class A Common Stock to a group of accredited investors at a price of $.25 per share, a price above the market price of the Company's Class A Common Stock at the time. Of such shares, 4,000,000 shares were purchased by Alfred J. Roach, the Company's Chairman of the Board of Directors and Chief Executive Officer, for an aggregate price of $1,000,000. The Company has registered the shares issued in the private placement under the Securities Act of 1933, as amended. The proceeds from this private placement were used to repurchase the 5% Convertible Debentures (see
Note 7).

STOCK OPTION PLANS

     The Company's 1986 Stock Option Plan (the "1986 Plan") provided for the grant of incentive stock options and/or non-qualified options until July 1997 to purchase up to an aggregate of 4,450,000 shares of Class A Common Stock. Options were granted at exercise prices not less than the fair market value at the date of grant and for a term not to exceed ten years from the date of grant; except that an incentive stock option granted under the 1986 Plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company could not have a term which exceeded five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The outstanding options have a vesting period ranging two years to four years ratably from the date of grant.

     Changes in outstanding options and options available for grant under the 1986 Plan, expressed in number of shares, are as follows:

                                                       FOR THE YEARS ENDED

                                        DECEMBER 31, 1999                 DECEMBER 31, 1998

                                  -----------------------------     -------------------------------
                                   Shares         Weighted Avg.       Shares          Weighted Avg.
                                   Under             Option           Under              Option
                                   Option             Price           Option              Price
                                   ------         -------------       ------          -------------

Options outstanding,             2,790,500          $   4.11        2,873,625           $   4.10
beginning of year

Granted                                 --                --               --                 --

Exercised                               --                --           (4,000)          $   1.75

Cancelled                          272,250          $   3.65          (79,125)          $   3.74

Expired                             42,000          $   2.00               --                 --

Options outstanding,             2,476,250          $   4.20        2,790,500           $   4.11
end of year

Options exercisable,             2,453,250          $   4.21        2,730,750           $   4.13
end of year

Options available                       --                                 --
for grant, end of year

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

     Changes in outstanding options and options available for grant under the 1993 Plan, expressed in number of shares, are as follows:

                                                      FOR THE YEARS ENDED

                                       DECEMBER 31, 1999                DECEMBER 31, 1998

                                 -----------------------------     -------------------------------
                                  Shares         Weighted Avg.      Shares          Weighted Avg.
                                  Under             Option          Under              Option
                                  Option             Price          Option              Price
                                  ------         -------------      ------          -------------

Options outstanding,             120,000           $   3.27        110,000           $    4.05
beginning of year

Granted                           40,000           $   1.09         30,000           $    1.00

Exercised                             --                 --             --                  --

Cancelled                             --                 --             --                  --

Expired                          (20,000)          $   3.38        (20,000)          $   (4.13)

Options outstanding,
end of year                      140,000           $   2.63        120,000           $    3.27

Options exercisable,
end of year                       57,500           $   3.76         52,250           $    3.86

Options available
for grant, end of year           347,500                           367,500

         The Company's 1996 Stock Option Plan, as amended (the "1996 Plan"), which replaced the 1986 plan, provides for the grant of incentive stock options and/or non-qualified options to employees, officers and consultants of the Company to purchase up to an aggregate of 4,000,000 shares of Class A Common Stock. Options may be granted at exercise prices not less than the fair market value at the date of grant and may be exercisable for a period not to exceed ten years from the date of grant; except that the term of an incentive stock option granted under the 1996 Plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company must not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The majority of options outstanding are exercisable 25% each year on a cumulative basis, commencing one year from the date of grant.

     Changes in outstanding options and options available for grant under the 1996 Plan, expressed in number of shares, are as follows:

                                                       FOR THE YEARS ENDED
                                        DECEMBER 31, 1999                 DECEMBER 31, 1998

                                  -----------------------------    -------------------------------
                                   Shares         Weighted Avg.      Shares          Weighted Avg.
                                   Under             Option          Under              Option
                                   Option             Price          Option              Price
                                   ------         -------------      ------          -------------

Options outstanding,             1,487,750           $ 1.99          821,000           $ 3.35
 beginning of year

Granted                          2,255,000           $  .70          741,500           $  .58

Exercised                           (5,250)          $  .61               --               --

Cancelled                         (448,498)          $ 2.40          (74,750)          $ 2.95

Options outstanding,
end of year                      3,289,002           $ 1.05        1,487,750           $ 1.99

Options exercisable,
end of year                      1,250,382           $ 1.75          496,084           $ 3.41

Options available
for grant, end of year             705,748                           512,250

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in 1999, 1998, and 1997 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                           1999                    1998                    1997
-------------------------------------------------------------------------------------------------------------------
Net loss - as reported                                $  (5,351,000)          $  (7,548,000)          $  (7,147,000)

Net loss - pro forma                                  $  (6,130,000)          $  (8,243,000)          $  (7,522,000)

Basic and diluted loss per share - as
reported                                              $        (.14)          $        (.29)          $        (.35)

Basic and diluted loss per share - pro
forma                                                 $        (.16)          $        (.32)          $        (.37)
-------------------------------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0%; expected volatility of 106% in 1999, 135% in 1998 and 84% in 1997; risk-free interest rate of range 4.4% to 6.8% and expected lives of seven years.

     The weighted average fair value of all three option plans for options granted were $.59, $.50 and $2.10 in 1999, 1998 and 1997, respectively. The following table sets forth additional SFAS No. 123 disclosure information as to options outstanding for all three plans at December 31, 1999:

                                                                                               Weighted Average
      Shares            Exercisable               Exercise            Weighted Average            Remaining
    Outstanding            Shares               Price Range            Exercise Price          Contractual Life
---------------------------------------------------------------------------------------------------------------
        1,342,500            137,500          $ .25  -  $ .31               $  .26                  8.7
          160,000             25,000          $ .40  -  $ .66               $  .53                  9.5
           86,250             55,500          $ .61  -  $ .85               $  .67                  8.8
        1,187,502            568,382          $1.00  -  $1.50               $ 1.04                  8.1
          744,750            658,250          $1.52  -  $2.25               $ 1.87                  4.6
          435,500            409,500          $2.38  -  $3.50               $ 3.3                   6.4
        1,490,500          1,460,500          $3.66  -  $5.38               $ 4.76                  2.5
          457,250            445,500          $5.50  -  $7.75               $ 5.63                  2.3
            1,000              1,000               $10.00                   $10.00                  2.2
------------------------------------
        5,905,252          3,761,132

OTHER OPTIONS GRANTED

     The Company entered into a consulting agreement with an unaffiliated third party to assist in the strategic planning and implementation of the Company's licensing, collaborative and co-marketing plans, which expired February 29, 1996. Pursuant to the agreement, the Company granted an option to purchase 50,000 shares of Class A Common Stock on or before February 28, 2000 at $2.25 per share. The Company also granted performance options to purchase 50,000 shares of Class A Common Stock at $2.25 for licensing or collaborative agreements entered into which met certain criteria. These options are exercisable for five years from the date of grant.

     The Company has granted an investor relations consultant a warrant to purchase 50,000 shares of Class A Common Stock on or before November 14, 2000 at $3.50 per share pursuant to an agreement dated November 27, 1995.

     The Company entered into an agreement with an unaffiliated third party dated October 6, 1995 to assist with the marketing of the Company's products and intellectual property, which agreement has expired. Pursuant to this agreement, the Company granted performance options to purchase 25,000 shares of Class A Common Stock and issued 5,000 shares for services rendered under the agreement. Options were granted for 12,500 shares at $3.00 per share and 12,500 shares at $5.50 per share. These options are exercisable for five years from the date of grant.

     The Company entered into an agreement with an unaffiliated third party to render financial consulting advice, dated August 13, 1998 and amended on October 1, 1998. Pursuant to this agreement, the Company granted performance options to purchase up to 400,000 shares of Class

A Common Stock. Options were granted for 150,000 shares at $.75 per share, 150,000 shares at $1.00 per share and 100,000 shares at $1.50 per share. The options are exercisable for four years from the agreement date. The fair value of these options as determined using an option-pricing model was $124,000, which is being recorded as a noncash charge over the vesting/service period of the options. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 135%, risk-free interest rate of 4.26% and expected lives of 4 years. The charge was $81,000 in 1999 and $43,000 in 1998.

     The Company has granted an investor relations consultant a warrant to purchase up to 300,000 shares of Class A Common Stock on or before January 19, 2004 at $1.00 per share pursuant to an agreement dated January 20, 1999. The warrant may be exercised in increments of 50,000 share amounts only if certain milestones are met during the period ending June 30, 2000. The fair value of these warrants as determined using an option-pricing model was $264,000 which was recorded as a noncash charge over the one year service period (fiscal year
1999). The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 149%, risk-free interest rate of 4.6% and expected lives of 4 years.

     The Company performed a valuation of the aforementioned options and warrants using an option-pricing model at the date of grant and recorded a charge to operations over the related service period.

9.   FEDERAL INCOME TAXES:

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $59,900,000 for income tax purposes. The net operating loss carryforwards will expire in varying amounts through 2019. In addition, the Company has approximately $1,230,000 of available research and development tax credits to offset future taxes. These credits expire through 2019. In accordance with SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a valuation allowance of $61,130,000 to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with the Company's 1990 initial public offering, at which time the Company's tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 1999, $4,900,000 of net operating losses is no longer subject to this limitation.

10.  VARIOUS AGREEMENTS

AGREEMENTS WITH BOSTON UNIVERSITY

     On December 1, 1996, the Company entered into a Sublease Agreement and, effective January 1, 1997, an Agreement for Services with Boston University. These two agreements provided for the Company's use of approximately 7,700 square feet of space for laboratories and for its antigen-free technology at a total annual payment of $275,000. The agreements had an initial term of three years. In connection with this lease agreement, the Company may, at its option, pay a portion of the annual lease obligation with Class A Common Stock plus a warrant to purchase shares of Class A Common Stock. The number of shares are computed using the average market price of the Company's Class A Common Stock during the ten days prior to issuance. The warrant shares are to be exercisable at a price equal to the closing price of the underlying Class A Common Stock on the date the warrant is issued and for a period of four years from the date of issuance. During 1997, the Company issued 48,117 shares of Class A Common Stock and warrants to purchase 48,117 shares of Class A Common Stock with the exercise price ranging from $2.13 to $4.75. During 1998, the Company issued 129,847 shares of Class A Common Stock and warrants to purchase 129,847 shares of Class A Common Stock with the exercise price ranging from $.63 to $2.19. During 1999, the Company issued 29,850 shares of Class A Common Stock and warrants to purchase 29,850 shares of Class A Common Stock with the exercise price of $1.28. The fair values of the warrants were calculated using an option-pricing model at the date of issue and recorded a charge to operations of $32,000 in 1999, $99,000 in 1998 and $93,000 in 1997. In the fourth quarter of 1998, the Company implemented a consolidation of its research and development facilities. In 1998, the Company recorded a $252,000 reserve for consolidating facilities which included severance costs, lease termination, and the write-down of leasehold improvements. The Boston facilities were closed in June 1999 and consolidated at the Stellar facilities in Columbia, Maryland.

UNIVERSITY OF NOTRE DAME AGREEMENT

     On December 1, 1983, the Company entered into a lease agreement with the University of Notre Dame ("Notre Dame Agreement") which was amended and extended until November 30, 1993, at which time it was terminated. On December 1, 1993, the Company entered into a lease with Notre Dame ("Notre Dame Lease") for substantially the same premises occupied by the Company under the Notre Dame Agreement for a term ending August 31, 1995. Notre Dame extended the rental of a portion of the space through August 31, 1996. In February 1996, the Company entered into a lease in South Bend, Indiana for approximately 5,200 square feet with an annual base rent of $52,200. This lease commenced on April 1, 1996 for an initial five-year term with three one-year renewal options. In September 1996, the Company entered into a second lease for a three year term in South Bend, Indiana for approximately 3,000 square feet with an annual base rent of $30,400. In 1997, the Company moved its research and development activities from South Bend, Indiana to Boston, Massachusetts. The Company closed both facilities and has terminated both leases.

     Under the Notre Dame Agreement, the Company was required to pay Notre Dame for the direct and indirect payroll cost of substantially all of the Company's research and development personnel, purchases of laboratory supplies, items of equipment or other costs associated with the research projects.

     Notre Dame has granted the Company all rights, title and interest in and to any inventions, patents and patent applications for research projects funded by the Company. Inventors of any processes or technology which receive Company support have assigned his or her interest in the product, patent or patent applications to the Company. The Company did not incur costs under the Notre Dame Agreement during the three years ended December 31, 1999, and incurred $6,150,000 for the period from inception (September 1, 1983) through December 31, 1996.

     The Company has agreed to pay Notre Dame a royalty of 5% of the net income the Company achieves from sales of products resulting from Company-sponsored research activities at Notre Dame. Royalty payments shall continue for a ten-year period from the date of the first commercial sale of a product, regardless of the continuation of the Notre Dame Agreement.

EMPLOYMENT AGREEMENTS

     The President and Chief Executive Officer and the Executive Vice-President are parties to employment agreements with the Company ending November 15, 2001 and September 30, 2001, respectively. The aggregate annual minimum compensation under these agreements as of December 31, 1999 was approximately $350,000. Those officers also are parties to confidentiality agreements with the Company requiring them to maintain certain information in confidence during and subsequent to their employment with the Company.

SCIENTIFIC ADVISORY COMMITTEE AGREEMENTS

     The Company has entered into advisory board agreements with certain research scientists with respect to specific projects in which the Company has an interest. The payments to the advisors for informal meetings and other consultations as a group were approximately $65,000, $115,000 and $87,000, for the three years ended December 31, 1999, 1998 and 1997, respectively. Generally, members of the Company's Scientific Advisory Committee are employed by or have consulting agreements with third parties, the businesses of which may conflict or compete with the Company and any inventions discovered by such individuals will not become the property of the Company.

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

     On December 10, 1992, the Company entered into an agreement (as amended) with University College Dublin, Ireland granting the Company an exclusive license for drugs/compounds to halt the onset and/or progression of neurodegenerative diseases, in general, and Alzheimer's Disease, in particular. The agreement's term is the duration of any patents that may be granted to the university with a minimum of 10 years. Pursuant to the agreement, the Company is to pay the university a royalty of 5% of net income relating to product sales. The Company expensed $18,000 in 1999, $5,000 in 1998 and $12,000 in 1997 for
certain research expenses, supplies and equipment under this agreement.

     On August 10, 1993, the Company entered into a five-year collaboration agreement with the Free University of Berlin to develop therapeutic compounds. The Company also acquired a series of anticonvulsant compounds. Pursuant to the agreement, the Company is to pay a royalty of 5% of the net product sales. The agreement lasts the life of the patent or a minimum of 10 years. The Company expensed $75,000 in 1999, $103,000 in 1998 and $116,000 in 1997 for research expenses and supplies under this agreement.

     In October 1995, ABS entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. ("Hoffmann-La Roche") for the co-development and marketing of the Company's TpP test for the detection of active thrombosis (blood clot formation). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format. Under the agreement, the Company received a $60,000 non-refundable development payment, to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. The Company is also to receive milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by the Company for use on Hoffmann-La Roche's instruments. ABS is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by ABS and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche. To date, ABS has not received any milestone or royalty payments.

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

11.  SUBSEQUENT EVENTS

     On January 27, 2000, the Company entered into an Exclusive License Agreement with Abbott under which the Company granted to Abbott an exclusive worldwide license to its ABS-103 compound, related technology and patent rights. The Exclusive License Agreement gives Abbott the exclusive right to develop and market the compound, which presently is in the pre-clinical stage. In consideration for the license grant and in addition to customary royalties on sales, Abbott paid the Company an initial license fee of $500,000 and agreed to pay additional milestone payments aggregating up to $17 million depending upon successfully reaching development milestones, generally by indication. In connection with the entering into of the Exclusive License Agreement, the Company and Abbott also entered into a Stock Purchase Agreement dated January 27, 2000 pursuant to which Abbott purchased 2,782,931 shares (the "Abbott Shares") of the Company's Class A Common Stock for $1,500,000.

     The Company also entered into a Registration Rights Agreement with Abbott pursuant to which, among other things, the Company agreed to register the Abbott Shares under the Securities Act of 1933, as amended upon Abbott's request at any time after the first anniversary of the sale and to include the Abbott Shares in any other registration of the Company's securities under the Securities Act after that date. All expenses of registration of the Abbott Shares, other than underwriting discounts, selling commissions and fees and disbursements of counsel for Abbott, are to be borne by the Company.

     On December 31, 1999 the Company and Biotechnology Value Fund, L.P. ("BVF") signed a letter agreement, subject to negotiation of definitive agreements, authorization of preferred stock and certain other matters, for BVF to invest between $2 and 3 million for the purchase of between 4,000 and 6,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and related Warrants.

     When the Company and BVF began negotiating the definitive agreements for the sale transaction in January 2000, in order to induce BVF to purchase the full $3 million, at the suggestion of BVF, the Company's Chairman Mr. Roach agreed that rather than demand repayment of his demand notes, he would convert $500,000 of the approximately $776,000 plus accrued interest owed to him into an additional investment in the Company on terms identical to the terms previously negotiated with BVF and that the balance of the amount owed him (approximately $276,000 of principal) could be repaid at the rate of $100,000 of principal and interest per month until repaid in full. Accordingly, $500,000 of the amount owed Mr. Roach was converted into 1,000 shares of Preferred Stock and 1,000,000 Warrants.

     The Company entered into a Securities Purchase Agreement dated as of February 3, 2000 with BVF and Mr. Roach relating to the issuance of the 7,000 shares of Preferred Stock and Warrants for 7,000,000 shares of Class A Common Stock. On February 7, 2000, BVF loaned $3,000,000 to the Company, equaling the purchase price for 6,000 shares of Preferred Stock and 6,000,000 Warrants. On March 3, 2000, after receiving stockholder consent to the proposed sale, the Company repaid BVF's loan and $500,000 of the Company's indebtedness to Mr. Roach by issuing

6,000 shares of Preferred Stock and 6,000,000 Warrants to BVF and 1,000 shares of Preferred Stock and 1,000,000 Warrants to Mr. Roach.

     The Shares of Preferred Stock: (i) have the right to participate with dividends declared on the Common Stock, if, as and when declared, on an as-converted basis; (ii) contain customary anti-dilution adjustments for mechanical adjustments in the event of stock splits and similar transactions;
(iii) contain restrictions on subsequent issuances of other preferred stock ranking equal to or superior to the Preferred Stock without the consent of the holders of a majority of such Preferred Stock; (iv) have a liquidation preference equal to the original issue price of the Preferred Stock, plus any accrued and unpaid dividends; (v) will not be entitled to vote except as a separate class when its rights are affected; and (vi) will be convertible at any time after the original issue date at the option of the holder. Each share of Preferred Stock initially will be convertible into 1,000 shares of Class A Common Stock, or a conversion price of $.50 per share of Class A Common Stock.

     Under the terms of the Securities Purchase Agreement, the Company also entered into a Registration Agreement under which it agreed to file a registration statement within 60 days after closing, registering the Class A Common Stock issuable upon conversion of the Preferred Stock or exercise of the Warrants and to use its best efforts to cause that registration to become effective within 120 days after closing. The Company will bear the expenses of such registration.

The following table summarizes the pro forma financial impact of the previously described subsequent events upon the balance sheet of the company as of December 31, 1999:

          Condensed Balance Sheet                                                           Pro Forma           Pro Forma
              (in Thousands)                                          12/31/99             Adjustments          12/31/99
          -----------------------                                     --------             -----------          ---------

Total current assets                                                   $  891                $5,000              $5,891
Total assets                                                            3,938                 5,000               8,938
Total current liabilities                                               2,327                  (500)              1,827
Total stockholders' equity                                              1,578                 5,500               7,078
Total liabilities and stockholders' Equity                              3,938                 5,000               8,938

Adjustments include:

1) Receipt of a $500,000 upfront license fee plus $1,500,000 for issuance Class A Common Stock under agreements with Abbott.
2)   Receipt of $3,000,000 investment in Preferred Stock and warrants by BVF.
3) Conversion of $500,000 of Notes payable to Mr. Roach into Preferred Stock and warrants.

12.  COMMITMENTS

     ABS leases 6,000 square feet of office space in New York under a lease expiring July 2000 (with an annual base rent of $39,000), which it intends to renew. ABS' subsidiary, Stellar, has a lease covering 16,000 square feet in Maryland, with an annual base rent of $136,000 and a term ending March 31, 2001.

                           Commission File No. 0-19041



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS


                                       TO


                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999



                       AMERICAN BIOGENETIC SCIENCES, INC.

Exhibit No.    Document
-----------    --------
3.1*           Restated Certificate of Incorporation of ABS, as filed with the
               Secretary of State of Delaware on July 30, 1996 and amended through March 3, 2000.

3.2 Amended and Restated By-Laws of ABS. Incorporated herein by reference to Exhibit 4.02 to ABS' Registration Statement on Form S-8, File No. 333-09473.

4.1 Form of Purchase and Investment Agreement executed by ABS and several investors on October 27, 1998. Incorporated herein by reference to Exhibit 99 to ABS' Registration Statement on Form S-3, file number 333-69735, filed with the Commission on December 24, 1998.

4.2 Form of Warrant issued to several individuals under ABS' Financial Advisory Agreement with M.H. Meyerson & Co., Inc., dated as of August 13, 1998 and schedule of holders thereof. Incorporated herein by reference to Exhibit 4.1(e) to ABS' Form 10-K for the fiscal year ended December 31, 1998, File No. 0-19041.

4.3(a) Stock Purchase Agreement, dated as of January 27, 2000, between ABS and Abbott Laboratories. Incorporated herein by reference to
               Exhibit 99.1 to ABS' Current Report on Form 8-K dated January 27, 2000 (date of earliest event reported), File No. 0-19041.

4.3(b) Registration Rights Agreement, dated as of January 27, 2000, between ABS and Abbott Laboratories. Incorporated herein by reference to Exhibit 4.1 to ABS' Current Report on Form 8-K dated January 27, 2000 (date of earliest event reported), File No. 0-19041.

4.4(a)* Securities Purchase Agreement, dated as of February 3, 2000, among ABS and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Investment 10 L.L.C. and Alfred J. Roach.

4.4(b)* Registration Agreement, dated as of March 3, 2000, among ABS and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Investment 10 L.L.C. and Alfred J. Roach.

10.1(a)+       Employment Agreement dated October 1, 1996 between ABS and Ellena
               M. Byrne. Incorporated herein by reference to Exhibit 10.1(b) to ABS' Form 10-K/A, dated April 30, 1997, File No. 0-19041.

10.1(b)+ Employment Agreement dated November 2, 1998 between ABS and Mr. John S. North. Incorporated herein by reference to Exhibit 10.1(b) to ABS' Form 10-K for the fiscal year ended December 31, 1998, File No. 0-19041.

Exhibit No.    Document
-----------    --------
10.2(a)+       ABS' Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 28.1 to ABS' Registration Statement on Form
               S-8, File No. 33-51240.

10.2(b)+ ABS' 1993 Non-Employee Director Stock Option Plan. Incorporated herein by reference to Exhibit 99.01 to ABS' Registration Statement on Form S-8, File No. 33-65416.

10.2(c)*+      ABS' 1996 Stock Option Plan, as amended.

10.3 Exclusive License Agreement dated January 24, 1992 between ABS and Yamanouchi Pharmaceutical Co., Ltd. Incorporated herein by reference to Exhibit 10.29 to ABS' Current Report on Form 8-K dated January 24, 1992, File No. 0- 19041.

10.4           Warrant dated October 25, 1995 issued to Swartz Investments, Inc.
               Incorporated herein by reference to Exhibit 10.13 to ABS' Current Report on Form 8-K dated October 12, 1995, File No. 0-19041.

10.5 Exclusive License Agreement, dated as of January 27, 2000, between ABS and Abbott Laboratories. Incorporated herein by reference to Exhibit 10.1 to ABS' Current Report on Form 8-K dated January 27, 2000, File No. 0-19041.

21 List of Subsidiaries. Incorporated herein by reference to Exhibit 21 to ABS' Form 10-K for the fiscal year ended December 31, 1998, File No. 0-19041.

23*            Consent of Independent Public Accountants.

27*            Financial Data Schedule.

*Filed herewith. All other exhibits are incorporated by reference to the document following the description thereof.
+Management contract or compensatory plan.