Form 10-Q
period 2000-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2000-05-12
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended March 31, 2000    Commission File Number 0-19041


                  American Biogenetic Sciences, Inc.
       (Exact name of registrant as specified in its charter)

          Delaware                                    11-2655906
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

            1375 Akron Street                        631-789-2600
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                        Outstanding at May 8, 2000

Class A Common Stock, par value $.001                         40,767,861
Class B Common Stock, par value $.001                          3,000,000

          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                     (a development stage company)

            Form 10-Q for the Quarter Ended  March 31, 2000

                                 INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                    Page No.
         Consolidated Balance Sheets -
         March 31, 2000 and December 31, 1999                        3
         Consolidated Statements of Operations -
         Three Months Ended March 31, 2000 and March 31, 1999
         and For the Period from Inception (September 1, 1983)
         Through March 31, 2000                                      4
         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2000 and March 31, 1999
          and For the Period from Inception (September 1, 1983)
         Through March 31, 2000                                      5
         Consolidated Statements of Stockholders' Equity -
         For the Period from Inception (September 1, 1983)
         Through March 31, 2000                                    6 - 8
         Notes to Consolidated Financial Statements                9 - 13

Item 2:   Management's Discussion and Analysis of Financial Condition
          and  Results of Operations                                 13 - 16

Item 3:    Quantitative and Qualitative Disclosures about Market Risk     17


Part II - OTHER INFORMATION

Item 2:  Changes in Securities                                         17 - 18
Item 6:  Exhibits and Reports on Form 8-K                                19
        Signature                                                        19

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
              (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED BALANCE SHEETS

                                                          March 31,     December 31,
Assets                                                          2000        1999
                                                         ------------   ------------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                               $4,157,000        $93,000

  Accounts receivable                                        284,000        211,000
  Inventory                                                  513,000        511,000
  Other current assets                                        68,000         76,000
                                                         ------------   ------------
    Total current assets                                   5,022,000        891,000
                                                         ------------   ------------

Fixed assets, at cost, net of accumulated depreciation and
  amortization of $1,865,000 and $1,840,000, respectively    453,000        476,000

Patent costs, net of accumulated
 amortization of $536,000 and $502,000,
 respectively                                              1,923,000      1,895,000

Intangible assets, net                                       638,000        657,000

Other assets                                                 332,000         19,000
                                                         ------------   ------------
                                                          $8,368,000     $3,938,000
                                                         ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                     $695,000     $1,581,000
  Current portion of notes payable                           134,000        746,000
                                                         ------------   ------------
    Total current liabilities                                829,000      2,327,000
                                                         ------------   ------------
Long Term Liabilities:

  Notes payable, less current portion                         26,000         33,000
                                                         ------------   ------------
    Total liabilities                                        855,000      2,360,000
                                                         ------------   ------------

Stockholders' Equity:
  Series A convertible preferreed stock, par value $.001
  per share; 10,000,000 shares authorized; 7,000 and 0
  shares issued and outstanding, respectively                      -              -

  Class A common stock, par value $.001 per
  share; 100,000,000 shares authorized;
  40,495,696 and 36,918,510 shares issued
  and outstanding, respectively                               41,000         37,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 3,000,000 shares
   issued and outstanding, respectively                        3,000          3,000

  Additional paid-in capital                              72,731,000     63,852,000

  Deficit accumulated during the development stage       (65,262,000)   (62,314,000)
                                                         ------------   ------------
    Total stockholders' equity                             7,513,000      1,578,000
                                                         ------------   ------------
                                                          $8,368,000     $3,938,000
                                                         ============   ============
The accompanying notes are an integral part of these consolidated balance sheets.

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
        (a development stage company)

    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited)
                                                                         For the Period
                                                                         From Inception
                                                   Three Months Ended    (September 1,
                                             --------------------------  1983) Through
                                              March 31,     March 31,      March 31,
                                                 2000          1999           2000
                                             ------------  ------------  --------------

Revenues:
  Sales                                         $383,000      $292,000      $3,091,000
  Royalties / license fees                       500,000             -       1,500,000
  Collaborative agreements                        76,000        40,000         460,000
                                             ------------  ------------  --------------
                                                 959,000       332,000       5,051,000

Costs and expenses:
  Cost of sales                                  156,000       118,000       1,251,000
  Research and development                       261,000       518,000      30,792,000
  Selling, general and administrative          1,059,000     1,186,000      34,640,000
  Facility consolidation cost                          -             -         252,000
                                             ------------  ------------  --------------
     Loss from operations                       (517,000)   (1,490,000)    (61,884,000)
                                             ------------  ------------  --------------
Other Income (Expense):
  Interest expense                               (11,000)       (1,000)     (4,383,000)
  Net gain on sale of fixed assets                     -             -          11,000
  Investment income                               30,000        20,000       4,584,000
                                             ------------  ------------  --------------
Loss before extraordinary charge                (498,000)   (1,471,000)    (61,672,000)

Extraordinary charge for early
  retirement of debentures, net                        -             -      (1,140,000)
                                             ------------  ------------  --------------
     Net loss                                   (498,000)   (1,471,000)    (62,812,000)

Preferred stock dividend related to warrants  (2,450,000)            -      (2,450,000)
                                             ------------  ------------  --------------
Net loss attributable to common stockholders ($2,948,000)  ($1,471,000)   ($65,262,000)
                                             ============  ============  ==============

Per Share Information (Note 2):
  Basic and Diluted net loss per share            ($0.07)       ($0.04)
                                             ============  ============

  Common shares used in computing
   per share amounts:
     Basic and Diluted                        42,129,000    38,683,000
                                             ============  ============

The accompanying notes are an integral part of these consolidated statements.
Page 4

         AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (September 1,
                                                                           Three Months Ended         1983)
                                                                      --------------------------     Through
                                                                       March 31,     March 31,      March 31,
                                                                          2000          1999           2000
                                                                      ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                                ($498,000)  ($1,471,000)   ($62,812,000)
Adjustments to reconcile net (loss) to net cash
 provided by or (used) in operating activities:
   Depreciation and amortization                                           78,000        83,000       3,118,000
   Net gain on sale of fixed assets                                             -             -         (11,000)
   Net gain on sale of marketable securities                                    -             -        (217,000)
   Other non-cash expenses accrued primarily for stocks and warrants       68,000       167,000       2,612,000
   Amortization of debt discount included in interest expense                   -             -       2,160,000
   Extraordinary loss on repurchase of debt                                     -             -       1,140,000
   Write off of patent costs                                                    -             -          93,000
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                              (73,000)        2,000        (176,000)
  (Increase) decrease in inventory                                         (2,000)      (45,000)       (355,000)
  (Increase) decrease in other current assets                               8,000       (75,000)        (68,000)
  (Increase) decrease in other assets                                           -         5,000          80,000
  Increase (decrease) in accounts payable and accrued expenses           (886,000)     (151,000)        930,000
  Increase in interest payable to stockholder                               8,000             -         120,000
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) operating activities                 (1,297,000)   (1,485,000)    (53,386,000)
                                                                      ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                     (2,000)      (18,000)     (2,058,000)
  Proceeds from sale of fixed assets                                            -             -          22,000
  Payments for patent costs and other assets                              (62,000)     (241,000)     (2,529,000)
  Business acquisition, net of stock issued and cash acquired                   -             -        (119,000)
  Proceeds from maturity and sale of marketable securities                      -             -      67,549,000
  Purchases of marketable securities                                            -             -     (67,332,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) investing activities                    (64,000)     (259,000)     (4,467,000)
                                                                      ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                                  -             -      (2,246,000)
  Proceeds from issuance of common stock, net                           2,551,000       498,000      42,695,000
  Proceeds from issuance of Series A convertible preferred stock        3,000,000             -       3,000,000
  Proceeds from issuance of 5% convertible debentures, net                      -             -       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -       7,790,000
  Principal payments under capital lease obligation and notes payable      (7,000)      (16,000)       (121,000)
  Redemption of 8% convertible debentures                                       -             -        (500,000)
  Repurchase of 5% convertible debentures                                       -             -      (3,852,000)
  Capital contributions from chairman                                           -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                    81,000             -       3,452,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                 (200,000)            -      (1,500,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) financing activities                  5,425,000       482,000      62,010,000
                                                                      ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                    4,064,000    (1,262,000)      4,157,000
Cash and Cash Equivalents at Beginning of Period                           93,000     3,047,000               -
                                                                      ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                             $4,157,000    $1,785,000      $4,157,000
                                                                      ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                       -             -         $20,000
                                                                      ============  ============  ==============
 Convertible Debentures converted into 0, 0,
  and 10,470,583 shares of Common Stock, respectively                           -             -     $14,658,000
                                                                      ============  ============  ==============
  Warrants issued                                                      $2,792,000      $264,000      $3,644,000
                                                                      ============  ============  ==============
  Conversion of stockholder loan to preferred stock or paid-in capital   $500,000             -      $1,981,000
                                                                      ============  ============  ==============
The accompanying notes are an integral part of these consolidated statements.
Page 5

  AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Unaudited)

                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                             $          4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                             $         13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock to Chairman for cash      2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617         19,000    1,725,500        2,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                            0.32     4,851,618          5,000            -            -
  Sale of Class B Common Stock to Chairman for cash      0.37             -              -    1,274,500        1,000
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.06       163,915              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Class A Common Stock issued for Private Placement      0.25    10,800,000         11,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1998                                       35,559,556         36,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Class A Common Stock to Chairman for cash      1.13       440,000              -            -            -
  Exercise of stock options                              0.61         5,250              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            0.50       913,704          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1999                                       36,918,510         37,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Series A Convertible Preferred Stock                            -              -            -            -
  Warrants issued with the Convertible Preferred Stock                    -              -            -            -
  Preferred stock dividend related to warrants                            -              -            -            -
  Exercise of stock options and warrants                 1.39       757,927          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            0.55     2,819,259          3,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, MARCH 31, 2000                                          40,495,696        $41,000    3,000,000       $3,000
                                                                ============  =============  ===========  ===========

The accompanying notes are an integral part of these consolidated statements.
  Page 8

  AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Unaudited)
                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       93,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
 Page - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
 Page - 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock to Chairman for cash                 778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                       56,077,000    (49,415,000)   6,683,000
                                                                ------------  -------------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                     1,442,000              -    1,447,000
  Sale of Class B Common Stock to Chairman for cash                 465,000              -      466,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       205,000              -      205,000
  Class A Common Stock issued                                       174,000              -      174,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Class A Common Stock issued for Private Placement               2,689,000              -    2,700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (7,548,000)  (7,548,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1998                                       62,520,000    (56,963,000)   5,596,000
                                                                ------------  -------------  -----------

  Sale of Class A Common Stock to Chairman for cash                 495,000              -      495,000
  Exercise of stock options                                           3,000              -        3,000
  Expense for warrants issued                                       376,000              -      376,000
  Class A Common Stock issued                                       458,000              -      459,000
  Net (loss) for the period                                               -     (5,351,000)  (5,351,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1999                                       63,852,000    (62,314,000)   1,578,000
                                                                ------------  -------------  -----------

  Sale of Series A Convertible Preferred Stock                    3,500,000              -    3,500,000
  Warrants issued with the Convertible Preferred Stock            2,450,000              -    2,450,000
  Preferred stock dividend relating to warrants                           -     (2,450,000)  (2,450,000)
  Exercise of stock options and warrants                          1,050,000              -    1,051,000
  Expense for warrants issued                                       342,000              -      342,000
  Class A Common Stock issued                                     1,537,000              -    1,540,000
  Net (loss) for the period                                               -       (498,000)    (498,000)
                                                                ------------  -------------  -----------
BALANCE, MARCH 31, 2000                                         $72,731,000   ($65,262,000)  $7,513,000
                                                                ============  =============  ===========

The accompanying notes are an integral part of these consolidated statements.
 CONTINUED
 Page - 8 (column continuation)

     AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                (a development stage company)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
                        March 31, 2000

  (1)INTERIM FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2000 and results of operations for the three months ended March 31, 2000 and March 31, 1999. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the full year.

  (2)NET LOSS PER COMMON SHARE

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". In accordance with SFAS No. 128 basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. The provisions of SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 2000 and 1999 is the same as Basic EPS because the inclusion of stock options, warrants and the conversion of series A preferred stock outstanding would be antidilutive.

  (3)INVENTORY

Inventory consists of the following:
				      March 31,		December 31,
        				2000		    1999
	     Raw Materials	     $329,000            $334,000
	     Work in Process           84,000              71,000
	     Finished Goods           100,000             106,000
				     --------		 --------
         			     $513,000            $511,000

  (4)STOCKHOLDERS' EQUITY

Private Placement
     On December 31, 1999 the Company and Biotechnology Value Fund, L.P. ("BVF") signed a letter agreement, subject to negotiation of definitive agreements, authorization of preferred stock and certain other matters, for BVF to invest between $2 and $3 million for the purchase of between 4,000 and 6,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and related Warrants.

     When the Company and BVF began negotiating the definitive agreements for the sale transaction in January 2000, in order to induce
BVF to purchase the full $3 million, at the suggestion of BVF, the Company's Chairman Mr. Roach agreed that rather than demand repayment of his demand notes, he would convert $500,000 of the approximately
$776,000 plus accrued interest owed to him into an additional investment in the Company on terms identical to the terms previously negotiated with BVF and that the balance of the amount owed him (approximately
$276,000 of principal) could be repaid at the rate of $100,000 of principal and interest per month until repaid in full. Mr. Roach agreed and, accordingly, the Company entered into a Securities Purchase Agreement dated as of February 3, 2000 with BVF and Mr. Roach relating to the issuance of a total of 7,000 shares of Preferred Stock and Warrants for 7,000,000 shares of Class A Common Stock. On February 7, 2000, BVF loaned $3,000,000 to the Company, equaling the purchase price for 6,000 shares of Preferred Stock and 6,000,000 Warrants. On March 3, 2000, after receiving stockholder consent to the proposed sale, the Company repaid BVF's loan and $500,000 of the Company's indebtedness to Mr. Roach by issuing 6,000 shares of Preferred Stock and 6,000,000 Warrants to BVF and 1,000 shares of
Preferred Stock and 1,000,000 Warrants to Mr. Roach.

     The shares of Preferred Stock: (i) have the right to participate with dividends declared on the Common Stock, if, as and when declared, on an as-converted basis; (ii) contain customary anti-dilution adjustments for mechanical adjustments in the event of stock splits and similar transactions; (iii) contain restrictions on subsequent issuances of other preferred stock ranking equal to or superior to the Preferred Stock without the consent of the holders of a majority of such Preferred Stock; (iv) have a liquidation preference equal to the original issue price of the Preferred Stock, plus any accrued and unpaid dividends;
(v) will not be entitled to vote except as a separate class when its rights are affected; and (vi) will be convertible at any time after the original issue date at the option of the holder. Each share of Preferred Stock initially is convertible into 1,000 shares of Class A Common Stock, at a conversion price of $.50 per share of Class A Common Stock.

     Under the terms of the Securities Purchase Agreement, the Company also entered into a Registration Agreement under which it agreed to file a registration statement within 60 days after closing, which it did on May 2, 2000, registering the Class A Common Stock issuable upon conversion of the Preferred Stock or exercise of the Warrants. The Company further agreed to use its best efforts to cause that registration to become effective within 120 days after closing. All expenses of such registration other than selling commissions, will be borne by the Company.

     The 7,000,000 warrants are exercisable for a period of no more than five years at $1.00 per share. The fair value of these warrants as determined using an option-pricing model was $2,450,000, which was treated as a preferred stock noncash dividend. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 106%, risk-free interest rate of 5.0% and expected lives of 5 years.

Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended March 31, 2000.

				                     Weighted Avg.
		   	                               Option
		                   Shares               Price

          Granted		  732,500     	        $.38
          Exercised		  704,096    	       $1.33
          Cancelled 		  147,500               $.63

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants -

     On January 27, 2000, the Company entered into an Exclusive License Agreement with Abbott Laboratories ("Abbott") under which the Company granted to Abbott an exclusive worldwide license to its ABS-103 compound, related technology and patent rights. The Exclusive License Agreement gives Abbott the exclusive right to develop and market the compound, which presently is in the pre-clinical stage. In consideration for the license grant and in addition to customary royalties on sales, Abbott paid the Company an initial license fee of $500,000 and agreed to pay additional milestone payments aggregating up to $17 million depending upon successfully reaching development milestones, generally by indication. In connection with the entering into of the Exclusive License Agreement, the Company and Abbott also entered into a Stock Purchase Agreement dated January 27, 2000 pursuant to which Abbott purchased 2,782,931 shares (the "Abbott Shares") of the Company's Class A Common Stock for $1,500,000.

     The Company also entered into a Registration Rights Agreement with Abbott pursuant to which, among other things, the Company agreed to register the Abbott Shares under the Securities Act of 1933, as amended upon Abbott's request at any time after the first anniversary of the sale and agreed to include the Abbott Shares in any other registration of the Company's securities under the Securities Act after that date. All expenses of registration of the Abbott Shares, other than underwriting discounts, selling commissions and fees and disbursements of counsel for Abbott, are to be borne by the Company.

     Pursuant to an investor relations agreement renewed in March 2000, the Company issued a warrant to the investor relations firm to purchase up to 300,000 shares of Class A Common Stock at $3.00 per share for two years, with vesting based on the achievement of certain goals. Included in Other assets is the unamortized portion of the fair value of these warrants as determined using an option-pricing model of $342,000 which is being amortized over the one year service period of the agreement. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 106%, risk-free interest rate of 6.5% and expected lives of 2 years.


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

     On April 23, 1998, the Company acquired Stellar Bio Systems,
Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. On April

23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares). On April 24, 2000 (second fiscal quarter), the Company recorded the second contingent payment of $20,000 in Class A Common Stock (10,811 shares).

     On January 27, 2000, ABS granted to Abbott an exclusive worldwide license to its ABS-103 neurocompound. In consideration for the license, ABS received an initial license fee of $500,000 and is to receive up to $17 million of milestone payments upon successfully reaching development milestones and royalties on commercial sales. In addition, Abbott purchased 2,782,931 Class A Common Stock for $1.5 million.

     On February 3, 2000, ABS entered into a Securities Purchase
Agreement with Biotechnology Value Fund and the Company's Chairman Mr. Roach relating to the issuance of Series A Convertible Preferred Stock plus warrants for a total of $3.5 million.

     See Note 4 of the Notes to Consolidated Financial Statements starting on page 10 of this Form 10-Q for a more detailed description of these two transactions.

Liquidity and Capital Resources

     The Company has funded its research and development activities to date principally from (i) the sale of Common Stock issued in an initial public offering, (ii) the exercise of the Class A and Class B Warrants issued in the initial public offering, (iii) private placements of Convertible Debentures, Convertible Preferred Series A Stock and Class A Common Stock, (iv) the exercise of stock options and warrants,
(v) capital contributions to ABS by it's Chairman of the Board, (vi) initial license fee payments and fees from collaborative contract services and (vii) the income on funds invested in bank deposits, United States Treasury bills and notes and other high grade liquid investments.

     ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology program and in the development and commercialization of a rapid assay format for TpP, as well as in the FDA approval process relating to additional 510(k) filings for TpP and Stellar's products.

     As of March 31, 2000, ABS had working capital of $4,227,000 compared to a negative working capital of $1,436,000 as of December 31,1999. ABS' management believes that current working capital, together with the receipt of additional licensing fees and milestone payments projected to be received within the next 12 months will be sufficient to fund its planned activities through the first quarter of 2001. Currently, product development plans include licensing TpP and the ABS-205 neurobiology compound, to large pharmaceutical companies which provide additional funding, perform additional testing necessary to obtain regulatory approvals, provide clinical and manufacturing expertise and market ABS' products. Without such licensing fees, milestone payments or co-marketing arrangements, additional sources of funding may be required to finance ABS activities beyond the first quarter of 2001.

     The Company's cash and cash equivalents increased by $4,064,000 to $4,157,000 during the first quarter of 2000. This increase was primarily from financing activities ($5,425,000), which was offset by, cash used in operations ($1,297,000) and investing activities ($64,000). Net cash of $1,297,000 was used to fund the Company's cash loss from operations of $352,000 (net of non-cash expenses of $78,000 for depreciation and amortization, and $68,000 incurred in connection with the issuance of stock and warrants). Net cash of $945,000 was used by changes in operating assets and liabilities primarily as a result of decrease in accounts payable and accrued expenses ($886,000), an increase in accounts receivable ($73,000), an increase in inventory ($2,000), partially offset by an decrease in other current assets ($8,000) and an increase in interest payable to stockholder ($8,000). Cash used in investing activities was for the purchase of equipment ($2,000) and capitalized patent costs ($62,000) primarily for neurobiology compounds. Financing activities provided $5,433,000 from the sale of Series A Convertible Preferred Stock ($3,000,000), the sale of Class A Common Stock to Abbott ($1,500,000), the exercise of stock options and warrants ($1,051,000), additional loans from the Company's Chairman ($81,000), offset by the repayment of loans to the Company's Chairman of $200,000 ($500,000 of the loan payable to the Chairman was converted into Series A Preferred Stock) and payments of other notes payable ($7,000).

Results of Operations

     The Company had a net loss of $498,000 for the first quarter ended March 31, 2000 compared to a net loss of $1,471,000 for the first quarter ended March 31, 1999. The decrease in the net loss is attributable to the license fee of $500,000 received under the Abbott Exclusive License Agreement, reduced R&D and SG&A expenses and increased sales and collaborative agreement revenues.

     The increase in sales during the first quarter of 2000 was primarily from sales of Stellar products. Sales of TpP diagnostic kits continues to be slow.

     Research and development expenses decreased by $257,000, from $518,000 to $261,000, primarily as a result of cost savings implemented in 1999 and continued during the first quarter of 2000, as well as the cost savings associated with the consolidation of operation at Stellar.

     Selling, general and administrative expenses decreased by $127,000, from $1,186,000 to $1,059,000, as a result of reduced personnel costs and reduced travel and meeting costs associated with the cost savings implemented in 1999 and a decrease in investor relations cost, which were offset in part, by increased professional costs relating to the Abbott Exclusive License Agreement.

     Interest expense increased by $10,000, from $1,000 to $11,000, resulting primarily from the loans payable to the Company's Chairman.

     Investment income increased by $10,000, from $20,000 in first quarter of 1999 to $30,000 in first quarter of 2000, as a result of higher average cash balances.

     Preferred stock dividend related to warrants of $2,450,000 represents the noncash fair value of the BVF and Mr. Roach warrants, determined by using an option-pricing model, issued in connection with the private placement. See Note 4 of the Notes to Consolidated Financial Statements starting on page 10 of this Form 10-Q for a more detailed description of this transaction.

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


                           PART II
                      OTHER INFORMATION

Item 2.  Changes in Securities

     On January 27, 2000, the Company entered into a Stock Purchase Agreement pursuant to which Abbott purchased 2,782,931 shares of the Company's Class A Common Stock for $1,500,000.

     On February 3, 2000, the Company entered into a Securities Purchase Agreement with BVF and Mr. Roach relating to the issuance of a total of 7,000 shares of Preferred Stock and Warrants for 7,000,000 shares of Class A Common Stock. On February 7, 2000, BVF loaned $3,000,000 to the Company, equaling the purchase price for 6,000 shares of Preferred Stock and 6,000,000 Warrants. On March 3, 2000, after receiving stockholder consent to the proposed sale, the Company repaid BVF's loan and $500,000 of the Company's indebtedness to Mr. Roach by issuing 6,000 shares of Preferred Stock and 6,000,000 Warrants to BVF and 1,000 shares of Preferred Stock and 1,000,000 Warrants to Mr. Roach.

     The shares of Preferred Stock: (i) have the right to participate with dividends declared on the Common Stock, if, as and when declared, on an as-converted basis; (ii) contain customary anti-dilution adjustments for mechanical adjustments in the event of stock splits and similar transactions; (iii) contain restrictions on subsequent issuances of other preferred stock ranking equal to or superior to the Preferred Stock without the consent of the holders of a majority of such Preferred Stock; (iv) have a liquidation preference equal to the original issue price of the Preferred Stock, plus any accrued and unpaid dividends;
(v) will not be entitled to vote except as a separate class when its rights are affected; and (vi) will be convertible at any time after the original issue date at the option of the holder. Each share of Preferred Stock initially is convertible into 1,000 shares of Class A Common Stock, at a conversion price of $.50 per share of Class A Common Stock.

     Pursuant to an investor relations agreement renewed in March 2000, the Company issued a warrant to the investor relations firm to purchase up to 300,000 shares of Class A Common Stock at $3.00 per share for two years, with vesting based on the achievement of certain goals.

Item 6.  Exhibits and Reports on Form 8-K

          (a)	Exhibits
      		  27	Financial Data Schedule

          (b)	Reports on Form 8-K

               The Company filed a report on Form 8-K dated January 27, 2000 (date of earliest event reported) on March 7, 2000, reporting under Item 5, Other Events, relating to the Abbott Exclusive License Agreement and related transactions.

                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
			      	AMERICAN BIOGENETIC SCIENCES, INC.
					     (Registrant)


Date  May 12, 2000                     /s/  Josef C. Schoell
     --------------		     ---------------------------------
					     Josef C. Schoell
					     Vice President, Finance
					     (Principal Financial and
					     Accounting Officer)