Form 10-Q/A
period 2000-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2000-05-16
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q/A



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

Item 4	Submission of Matters to a Vote of Security Holders

     By written consents solicited under a Consent Solicitation Statement, dated February 11, 2000, the stockholders of the Company approved (i) an amendment to the Company's Restated Certificate of Incorporation in order to authorize the issuance of up to 10,000,000 shares of so called "blank check" preferred stock by a vote of 42,330,595 shares in favor, 1,074,007 shares against, with 89,200 shares abstaining; and (ii) the sale of 7,000 shares of the newly designated Series A Preferred Stock, together with 7,000,000 warrants to purchase the Class A Common Stock, to BVF and Mr. Roach by a vote of 42,209,290 shares in favor and 1,131,212 shares against, with 152,300 shares abstaining.

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


Date  May 16, 2000                     /s/  Josef C. Schoell
     --------------		     ---------------------------------
					     Josef C. Schoell
					     Vice President, Finance
					     (Principal Financial and
					     Accounting Officer)