Form 10-Q
period 2000-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2000-08-10
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 2000 	  Commission File Number 0-19041


                  American Biogenetic Sciences, Inc.
       (Exact name of registrant as specified in its charter)

                 Delaware 			    11-2655906
(State or other jurisdiction of incorporation   (I.R.S. Employer
          or organization)			Identification No.)


        1375 Akron Street   			631-789-2600
       Copiague, New York 11726        	      (Telephone number)
  (Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days 	   YES  X  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class        				  Outstanding at August 4, 2000

Class A Common Stock, par value $.001                      40,961,587
Class B Common Stock, par value $.001                       3,000,000

          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                     (a development stage company)

            Form 10-Q for the Quarter Ended  June 30, 2000

                                 INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                    Page No.

         Consolidated Balance Sheets -
         June 30, 2000 and December 31, 1999                          3

         Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 2000 and June 30, 1999
         and For the Period from Inception (September 1, 1983)
         Through June 30, 2000                                        4

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2000 and June 30, 1999
          and For the Period from Inception (September 1, 1983)
         Through June 30, 2000                                        5

         Consolidated Statements of Stockholders' Equity -
         For the Period from Inception (September 1, 1983)
         Through June 30, 2000                                      6 - 8

         Notes to Consolidated Financial Statements                 9 - 13

Item 2:   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                     13 - 18

Item 3:    Quantitative and Qualitative Disclosures about Market Risk   18

Part II - OTHER INFORMATION

Item 2:  Changes in Securities                                          19

Item 4.  Submission of Matters to Vote of Security Holders         19 - 20

Item 5.  Other Information                                              21

Item 6:  Exhibits and Reports on Form 8-K                               21
         Signature                                                      22

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
              (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED BALANCE SHEETS

                                                           June 30,     December 31,
Assets                                                       2000           1999
                                                         ------------   ------------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                               $3,112,000        $93,000

  Accounts receivable                                        316,000        211,000
  Inventory                                                  538,000        511,000
  Other current assets                                        65,000         76,000
                                                         ------------   ------------
    Total current assets                                   4,031,000        891,000
                                                         ------------   ------------

Fixed assets, at cost, net of accumulated depreciation and
  amortization of $1,896,000 and $1,840,000, respectively    422,000        476,000

Patent costs, net of accumulated
 amortization of $571,000 and $502,000,
 respectively                                              1,920,000      1,895,000

Intangible assets, net                                       639,000        657,000

Other assets                                                 247,000         19,000
                                                         ------------   ------------
                                                          $7,259,000     $3,938,000
                                                         ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                     $558,000     $1,581,000
  Current portion of notes payable                            42,000        746,000
                                                         ------------   ------------
    Total current liabilities                                600,000      2,327,000
                                                         ------------   ------------
Long Term Liabilities:

  Notes payable, less current portion                         20,000         33,000
                                                         ------------   ------------
    Total liabilities                                        620,000      2,360,000
                                                         ------------   ------------

Stockholders' Equity:
  Series A convertible preferreed stock, par value $.001
  per share; 10,000,000 shares authorized; 7,000 and 0
  shares issued and outstanding, respectively                      -              -

  Class A common stock, par value $.001 per
  share; 100,000,000 shares authorized;
  40,937,422 and 36,918,510 shares issued
  and outstanding, respectively                               41,000         37,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 3,000,000 shares
   issued and outstanding, respectively                        3,000          3,000

  Additional paid-in capital                              72,891,000     63,852,000

  Deficit accumulated during the development stage       (66,296,000)   (62,314,000)
                                                         ------------   ------------
    Total stockholders' equity                             6,639,000      1,578,000
                                                         ------------   ------------
                                                          $7,259,000     $3,938,000
                                                         ============   ============
The accompanying notes are an integral part of these consolidated balance sheets.

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
        (a development stage company)

    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited)

                                                                                                         For the Period
                                                                                                         From Inception
                                                   Three Months Ended            Six Months Ended        (September 1,
                                             --------------------------  ------------------------------  1983) Through
                                               June 30,      June 30,       June 30,        June 30,        June 30,
                                                 2000          1999           2000            1999            2000
                                             ------------  ------------  --------------  --------------  --------------
Revenues:
  Sales                                         $461,000      $343,000        $844,000        $635,000      $3,552,000
  Royalties / license fees                             -             -         500,000               -       1,500,000
  Collaborative agreements                        15,000        39,000          91,000          79,000         475,000
                                             ------------  ------------  --------------  --------------  --------------
                                                 476,000       382,000       1,435,000         714,000       5,527,000

Expenses:
  Cost of sales                                  132,000       147,000         288,000         265,000       1,383,000
  Research and development                       328,000       520,000         589,000       1,038,000      31,120,000
  Selling, general and administrative          1,099,000     1,269,000       2,158,000       2,455,000      35,739,000
  Facility consolidation cost                          -             -               -               -         252,000
                                             ------------  ------------  --------------  --------------  --------------
     Loss from operations                     (1,083,000)   (1,554,000)     (1,600,000)     (3,044,000)    (62,967,000)
                                             ------------  ------------  --------------  --------------  --------------
Other Income (Expense):
  Interest expense                                (1,000)       (4,000)        (12,000)         (5,000)     (4,384,000)
  Net gain on sale of fixed assets                     -             -               -               -          11,000
  Investment income                               50,000         8,000          80,000          28,000       4,634,000
                                             ------------  ------------  --------------  --------------  --------------
Loss before extraordinary charge              (1,034,000)   (1,550,000)     (1,532,000)     (3,021,000)    (62,706,000)

Extraordinary charge for early
  retirement of debentures, net                        -             -               -               -      (1,140,000)
                                             ------------  ------------  --------------  --------------  --------------
     Net loss                                ($1,034,000)  ($1,550,000)    ($1,532,000)    ($3,021,000)   ($63,846,000)

Preferred stock dividend related to warrants           -             -      (2,450,000)              -      (2,450,000)
                                             ------------  ------------  --------------  --------------  --------------
Net loss attributable to common stockholders ($1,034,000)  ($1,550,000)    ($3,982,000)    ($3,021,000)   ($66,296,000)
                                             ============  ============  ==============  ==============  ==============

Per Share Information (Note 2):
  Basic and Diluted net loss per share            ($0.02)       ($0.04)         ($0.09)         ($0.08)
                                             ============  ============  ==============  ==============
 Common shares used in computing
   per share amounts:
     Basic and Diluted                        43,767,000    39,136,000      42,948,000      38,918,000
                                             ============  ============  ==============  ==============

The accompanying notes are an integral part of these consolidated statements.


Page 4

         AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (September 1,
                                                                           Three Months Ended         1983)
                                                                      --------------------------     Through
                                                                        June 30,      June 30,       June 30,
                                                                          2000          1999           2000
                                                                      ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                              ($1,532,000)  ($3,021,000)   ($63,846,000)
Adjustments to reconcile net (loss) to net cash
 provided by or (used) in operating activities:
   Depreciation and amortization                                          163,000       164,000       3,203,000
   Net gain on sale of fixed assets                                             -             -         (11,000)
   Net gain on sale of marketable securities                                    -             -        (217,000)
   Other non-cash expenses accrued primarily for stocks and warrants      154,000       291,000       2,698,000
   Amortization of debt discount included in interest expense                   -             -       2,160,000
   Extraordinary loss on repurchase of debt                                     -             -       1,140,000
   Write off of patent costs                                                    -             -          93,000
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                             (105,000)      (39,000)       (208,000)
  (Increase) decrease in inventory                                        (27,000)      (58,000)       (380,000)
  (Increase) decrease in other current assets                              11,000      (145,000)        (65,000)
  (Increase) decrease in other assets                                           -         7,000          80,000
  Increase (decrease) in accounts payable and accrued expenses         (1,023,000)       26,000         793,000
  Increase in interest payable to stockholder                               8,000             -         120,000
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) operating activities                 (2,351,000)   (2,775,000)    (54,440,000)
                                                                      ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                     (2,000)      (19,000)     (2,058,000)
  Proceeds from sale of fixed assets                                            -             -          22,000
  Payments for patent costs and other assets                              (94,000)     (349,000)     (2,561,000)
  Business acquisition, net of stock issued and cash acquired                   -             -        (119,000)
  Proceeds from maturity and sale of marketable securities                      -             -      67,549,000
  Purchases of marketable securities                                            -             -     (67,332,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) investing activities                    (96,000)     (368,000)     (4,499,000)
                                                                      ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                                  -             -      (2,246,000)
  Proceeds from issuance of common stock, net                           2,691,000       580,000      42,835,000
  Proceeds from issuance of Series A convertible preferred stock        3,000,000             -       3,000,000
  Proceeds from issuance of 5% convertible debentures, net                      -             -       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -       7,790,000
  Principal payments under capital lease obligation and notes payable     (15,000)      (30,000)       (129,000)
  Redemption of 8% convertible debentures                                       -             -        (500,000)
  Repurchase of 5% convertible debentures                                       -             -      (3,852,000)
  Capital contributions from chairman                                           -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                    81,000             -       3,452,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                 (291,000)            -      (1,591,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) financing activities                  5,466,000       550,000      62,051,000
                                                                      ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                    3,019,000    (2,593,000)      3,112,000
Cash and Cash Equivalents at Beginning of Period                           93,000     3,047,000               -
                                                                      ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                             $3,112,000      $454,000      $3,112,000
                                                                      ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                       -             -         $20,000
                                                                      ============  ============  ==============
 Convertible Debentures converted into 0, 0,
  and 10,470,583 shares of Common Stock, respectively                           -             -     $14,658,000
                                                                      ============  ============  ==============
  Warrants issued                                                      $2,792,000      $264,000      $3,644,000
                                                                      ============  ============  ==============
  Conversion of stockholder loan to preferred stock or paid-in capital   $500,000             -      $1,981,000
                                                                      ============  ============  ==============
The accompanying notes are an integral part of these consolidated statements.
Page 5

  AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Unaudited)

                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048       -                   -            -
  Net (loss) for the period                                               -       -                   -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                             $          4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                             $         13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock to Chairman for cash      2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617         19,000    1,725,500        2,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                            0.32     4,851,618          5,000            -            -
  Sale of Class B Common Stock to Chairman for cash      0.37             -              -    1,274,500        1,000
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.06       163,915              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Class A Common Stock issued for Private Placement      0.25    10,800,000         11,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1998                                       35,559,556         36,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Class A Common Stock to Chairman for cash      1.13       440,000              -            -            -
  Exercise of stock options                              0.61         5,250              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            0.50       913,704          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1999                                       36,918,510         37,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Series A Convertible Preferred Stock                            -              -            -            -
  Warrants issued with the Convertible Preferred Stock                    -              -            -            -
  Preferred stock dividend related to warrants                            -              -            -            -
  Exercise of stock options and warrants                 1.00     1,188,842          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            0.55     2,830,070          3,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, JUNE 30, 2000                                           40,937,422        $41,000    3,000,000       $3,000
                                                                ============  =============  ===========  ===========

The accompanying notes are an integral part of these consolidated statements.
  Page 8

  AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Unaudited)
                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       93,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
 Page - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
 Page - 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock to Chairman for cash                 778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                       56,077,000    (49,415,000)   6,683,000
                                                                ------------  -------------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                     1,442,000              -    1,447,000
  Sale of Class B Common Stock to Chairman for cash                 465,000              -      466,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       205,000              -      205,000
  Class A Common Stock issued                                       174,000              -      174,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Class A Common Stock issued for Private Placement               2,689,000              -    2,700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (7,548,000)  (7,548,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1998                                       62,520,000    (56,963,000)   5,596,000
                                                                ------------  -------------  -----------

  Sale of Class A Common Stock to Chairman for cash                 495,000              -      495,000
  Exercise of stock options                                           3,000              -        3,000
  Expense for warrants issued                                       376,000              -      376,000
  Class A Common Stock issued                                       458,000              -      459,000
  Net (loss) for the period                                               -     (5,351,000)  (5,351,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1999                                       63,852,000    (62,314,000)   1,578,000
                                                                ------------  -------------  -----------

  Sale of Series A Convertible Preferred Stock                    3,500,000              -    3,500,000
  Warrants issued with the Convertible Preferred Stock            2,450,000              -    2,450,000
  Preferred stock dividend relating to warrants                           -     (2,450,000)  (2,450,000)
  Exercise of stock options and warrants                          1,190,000              -    1,191,000
  Expense for warrants issued                                       342,000              -      342,000
  Class A Common Stock issued                                     1,557,000              -    1,560,000
  Net (loss) for the period                                               -     (1,532,000)  (1,532,000)
                                                                ------------  -------------  -----------
BALANCE, JUNE 30, 2000                                          $72,891,000   ($66,296,000)  $6,639,000
                                                                ============  =============  ===========

The accompanying notes are an integral part of these consolidated statements.
 CONTINUED
 Page - 8 (column continuation)

          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                  (a development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 2000

  (1)INTERIM FINANCIAL STATEMENTS

     The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2000 and results of operations for the three and six months ended June 30, 2000 and June 30, 1999. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the full year.

  (2)NET LOSS PER COMMON SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". In accordance with SFAS No. 128 basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. The provisions of SFAS No. 128 require the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 2000 and 1999 is the same as Basic EPS because the inclusion of stock options, warrants and the conversion of series A preferred stock outstanding would be antidilutive.

  (3)INVENTORY
Inventory consists of the following:
           					June 30,   	December 31,
            					  2000	     	   1999

         Raw Materials        			$325,000	$334,000
         Work in Process                      	 102,000	  71,000
         Finished Goods                      	 101,000	 106,000
						--------	--------
		         			$538,000  	$511,000


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

       Under the terms of the Securities Purchase Agreement, the Company also entered into a Registration Agreement under which it agreed to file a registration statement within 60 days after closing, registering the Class A Common Stock issuable upon conversion of the Preferred Stock or exercise of the Warrants and to use its best efforts to cause that registration to become effective within 120 days after closing. The Company agreed to bear the expenses of such registration. The Company filed the Form S-3 registration statement on May 2, 2000, which became effective on June 30, 2000.

       The 7,000,000 warrants are exercisable for a period of no more than five years at $1.00 per share. The fair value of these warrants as determined using an option-pricing model ($2,450,000), was treated as a noncash preferred dividend for purposes of computing the net loss attributable to common stockholders. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 106%, risk-free interest rate of 5.0% and expected lives of 5 years.

Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended June 30, 2000.

                      						Weighted Avg.
                            					   Option
                  				Shares              Price

        Granted  				 35,000     	   $1.49
        Exercised				420,915    	   $ .33
        Cancelled  				 18,000       	   $4.35
        Expired					145,000	           $1.93

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.


Other Shares and Warrants -

  On January 27, 2000, the Company entered into an Exclusive License Agreement with Abbott Laboratories ("Abbott") under which the Company granted to Abbott an exclusive worldwide license to its ABS-103 compound, related technology and patent rights. The Exclusive License Agreement gives Abbott the exclusive right to develop and market the compound, which presently is in the pre-clinical stage. In consideration for the license grant and in addition to customary royalties on sales, Abbott paid the Company an initial license fee of $500,000 and agreed to pay additional milestone payments aggregating up to $17 million, depending upon successfully reaching development milestones, generally by indication. In connection with the entering into of the Exclusive License Agreement, the Company and Abbott also entered into a Stock Purchase Agreement dated January 27, 2000 pursuant to which Abbott purchased 2,782,931 shares (the "Abbott Shares") of the Company's Class A Common Stock for $1,500,000.

  The Company also entered into a Registration Rights Agreement with Abbott pursuant to which, among other things, the Company agreed to register the Abbott Shares under the Securities Act of 1933, as amended, upon Abbott's request at any time after the first anniversary of the sale and to include the Abbott Shares in any other registration of the Company's securities under the Securities Act after that date. All expenses of registration of the

Abbott Shares, other than underwriting discounts, selling commissions and fees and disbursements of counsel for Abbott, are to be borne by the Company.


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

Overview

  ABS is a development stage company incorporated in September 1983. To date, ABS has launched two commercial products (TpP, ABS' Thrombus Precursor Protein diagnostic test, and FiF, ABS' Functional Intact Fibrinogen diagnostic test), although it has not yet derived any significant revenues from the sale of these products.

  On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. On April 23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares). On April 24, 2000, the Company made the second contingent payment of $20,000 in Class A Common Stock (10,811 shares).

  On January 27, 2000, ABS granted to Abbott an exclusive worldwide license to its ABS-103 neurocompound. In consideration for the license, Abbott paid ABS an initial license fee of $500,000 and agreed to pay up to $17 million of milestone payments depending upon successfully reaching development milestones plus customary royalties on commercial sales. In addition, Abbott purchased 2,782,931 Class A Common Stock for $1.5 million.

  On February 3, 2000, ABS entered into a Securities Purchase Agreement with Biotechnology Value Fund and the Company's Chairman Mr. Roach relating to the issuance of Series A Convertible Preferred Stock plus warrants for a total of $3.5 million. See Note 4 of the Notes to Consolidated Financial Statements on page 10 of this Form 10Q for a more detailed description of this transaction.


Liquidity and Capital Resources


  The Company has funded its research and development activities to date principally from (i) the sale of Common Stock issued in an initial public offering, (ii) the exercise of the Class A and Class B Warrants issued in the initial public offering, (iii) private placements of Convertible Debentures, Series A Convertible Preferred Stock and Class A Common Stock, (iv) the exercise of stock options and warrants, (v) capital contributions to ABS by it's Chairman of the Board, (vi) initial license fee payments and fees from collaborative contract services and (vii) the income on funds invested in bank deposits, United States Treasury bills and notes and other high grade liquid investments.

  ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology program and in the development and commercialization of a rapid assay format for TpP, as well as in the FDA approval process relating to additional 510(k) filings for TpP and Stellar's products.

  As of June 30, 2000, ABS had working capital of $3,431,000, compared to a negative working capital of $1,436,000 as of December 31, 1999. ABS' management believes that current working capital, together with the receipt of additional licensing fees and milestone payments projected to be received within the next nine months, will be sufficient to fund its planned activities through the first quarter of 2001. Currently, product development plans include licensing TpP and the ABS-205 neurobiology compound to large pharmaceutical companies to provide additional funding, perform additional testing necessary to obtain regulatory approvals and provide clinical, manufacturing and marketing expertise. Without such licensing fees, milestone payments or co-marketing arrangements, additional sources of funding may be required to finance ABS activities beyond the first quarter of 2001.

  The Company's cash and cash equivalents increased by $3,019,000 to $3,112,000 during the six months ended June 30, 2000, primarily from financing activities ($5,466,000) offset by cash used in operations ($2,351,000) and investing activities ($96,000). Net cash of $2,351,000 was used in operations to fund the Company's cash loss from operations of $1,215,000 (net of non cash expenses of $163,000 for depreciation and amortization, and $154,000 incurred in connection with the issuance of stock and warrants). Net cash of $1,136,000 was used by changes in operating assets and liabilities primarily as a result of a decrease in accounts payable and accrued expenses ($1,023,000), an increase in accounts receivable ($105,000), an increase in inventory ($27,000), partially offset by an decrease in other current assets ($11,000) and an increase in interest payable to stockholder ($8,000). Cash used in investing activities was for capitalized patent costs ($94,000) primarily for neurobiology compounds and the purchase of equipment ($2,000). Financing activities provided $5,466,000 as a result of the cash proceeds from the sale of Series A Convertible Preferred Stock ($3,000,000), the sale of Class A Common Stock to Abbott ($1,500,000), the exercise of stock options and warrants ($1,191,000), additional loans from the Company's Chairman ($81,000), offset by the repayment of loans to the Company's Chairman of $291,000 ($500,000 of the loan payable to the Chairman was converted into Series A Convertible Preferred Stock) and payments of other notes payable ($15,000).


Results of Operations

  Three Months Ended June 30, 2000

  The Company's net loss of $1,034,000 for the second quarter ended June
30, 2000 decreased by $516,000 from a net loss of $1,550,000 for the second quarter ended June 30, 1999. The decrease in the net loss was from increased sales ($118,000) and improved gross margins, reduced research and development expenses ($192,000), reduced selling, general and administration expenses ($170,000) and increased investment income ($42,000).

  Revenue during the second quarter of 2000 was primarily from sales of Stellar products. Stellar sales increased 32% primarily from U.S. sales of reagents. Sales of TpP diagnostic kits were slightly higher during the second quarter of 2000 as compared to the second quarter of 1999. Collaborative agreement revenue of $15,000 reflects contracted research projects during the second quarter of 2000 compared to an NIH grant project during the 1999 period.

  Cost of Sales decreased $15,000 during the second quarter of 2000 from the 1999 quarter. Cost of Sales as a percentage of sales improved from 43% during the 1999 quarter to 29% during the 2000 quarter resulting from manufacturing efficiency at the Stellar facility on both Stellar products and in house production of TpP kits.

  Research and development expenses decreased by $192,000, from $520,000 to $328,000, primarily due to the consolidation of R&D operations in Stellar's facilities which resulted in savings in personnel costs, rent and maintenance costs, partially offset by increases in Stellar's research and development costs and continued TpP point of care development costs.

  Selling, general and administrative expenses decreased by $170,000, from $1,269,000 to $1,099,000, as a result of a decrease in personnel, a decrease in investor relations expenses during the quarter offset by increases in marketing and advertising expenses of Stellar, higher shareholder relations costs and consulting costs.

  Investment income increased by $42,000, from $8,000 in the second quarter of 1999 to $50,000 in 2000, as a result of higher average cash balances.


  Six Months Ended June 30, 2000


  The Company's net loss of $1,532,000 for the six months ended June 30, 2000 decreased by $1,489,000 from a net loss of $3,021,000 for the six months ended June 30, 1999. The decrease in the net loss is attributable to the license fee of $500,000 received under the Abbott license agreement, reduced R&D and SG&A expenses and increased sales and collaborative agreement revenues.

  The increase in sales during the six months of 2000 of $209,000 was primarily from sales of Stellar products. Sales of TpP diagnostic kits remained flat.

  Cost of Sales increased $23,000 during the six months of 2000 over the same period in 1999, as a result of increased sales. Cost of Sales as a percentage of sales improved from 42% during the six months of 1999 to 34% during the six months of 2000 resulting from manufacturing efficiency at the Stellar facility on both Stellar products and in house production of TpP kits.

  Research and development expenses decreased by $449,000, from $1,038,000 to $589,000, primarily from cost savings implemented in 1999 and continued during the first and second quarters of 2000, as well as the cost savings associated with the consolidation of operations at Stellar and reduced costs relating to the ABS-103 neurobiology compound which was licensed to Abbott.

  Selling, general and administrative expenses decreased by $297,000, from $2,455,000 to $2,158,000, as a result of reduced personnel costs and other general costs associated with the cost savings implemented in 1999, a decrease in investor relations cost, offset in part, by increased professional costs relating to the Abbott license agreement and Series A Convertible Preferred Stock issuance.

  Interest expense increased by $7,000, from $5,000 to $12,000, resulting primarily from the loans payable to the Company's Chairman.

  Investment income increased by $52,000, from $28,000 in six months of 1999 to $80,000 in six months of 2000, as a result of higher average cash balances.

  Preferred stock dividend related to warrants of $2,450,000 represents the noncash fair value of the warrants issued to BVF and Mr. Roach , determined by using an option-pricing model, in the private placement. See
Note 4 of the Notes to Consolidated Financial Statements starting on page 10 of this Form 10-Q for a more detailed description of this transaction.


Item 3  Quantitative and Qualitative Disclosures about Market Risk


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

                             PART II
                        OTHER INFORMATION

Item 2.  Changes in Securities

        During the quarter ended June 30, 2000, the Company issued 10,811 shares of Class A Common Stock to the sellers of Stellar in satisfaction of the second contingent payment obligation of $20,000 under the terms of the April 1998 agreement for the purchase of that business. Under the agreement, the sellers agreed to acquire the shares issued to them for investment only and not with a view to the distribution of such securities. The Company believes that the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 is applicable to the issuance of such shares.


Item 4.  Submission of Matters to a Vote of Security Holders


  At the Company's 2000 Annual Meeting of Stockholders held on June 13, 2000 the following matters were voted on:

  (a) Election of the following seven persons to serve as directors until the next annual meeting of stockholders and until their respective successors are elected and qualified, by the following vote:
      							  Voting Authority
					        For           Withheld
         Alfred J. Roach		     65,331,315		537,220
         John S. North			     65,331,720		536,815
         Ellena M. Byrne		     65,331,720		536,815
         Glenna M. Crooks		     65,331,720		536,815
         Joseph C. Hogan		     65,331,720		536,815
         Timothy J. Roach		     65,331,315		537,220
         Gustav V. R. Born		     65,331,720		536,815

  On July 11, 2000, Dr. Born tendered his resignation as a director. Dr. Born has agreed to continue to serve on the Company's Scientific Advisory Committee.

  (b) Approval of the Company's 2000 Stock Option Plan:

							        Broker
			 For	   Against	Abstain		Non Votes
       		    43,395,748	 1,250,221	96,447		21,126,119

  (c) Adoption of amendments to the Company's 1993 Non-Employee Director Stock Option Plan as described in the Company's Proxy Statement by the following vote:
	    							Broker
                 	For        Against 	Abstain		Non Votes
      		   42,915,432	 1,716,226	109,7582	1,127,119

  (d) Ratification of the selection of Arthur Andersen LLP to serve as the Company's independent auditors for the year ending December 31, 2000 by the following vote:

            		For		Against			Abstain
		    65,084,475		684,473			83,889

  Each matter was approved by the vote of Class A and Class B Common Stock stockholders voting together as one class, with each share of Class A having one vote and each share of Class B having ten votes.

Item 5.  Other Information

  At the annual meeting of the Board of Directors following the annual meeting of the Stockholders on June 13, 2000, the Board elected the following persons to serve as the executive officers of the Company.

      Name				Position
  Alfred J. Roach		Chairman of the Board
  John S. North			President and Chief Executive Officer
  Ellena M. Byrne		Executive Vice President-Global Scientific Network
  James H. McLinden		Vice President-Molecular Biology
  George Christoffersen		Vice President-Research and Development
  Josef C. Schoell		Vice President-Finance, CFO
  Timothy J. Roach		Treasurer and Secretary


Item 6.  Exhibits and Reports on Form 8-K


       (a)Exhibits

	   27	Financial Data Schedule

       (b)	Reports on Form 8-K

       The Company filed a report on Form 8-K dated July 11, 2000
       (date of earliest event reported) on July 27, 2000, reporting under Item 5, Other Events, relating to the Company's relisting on Nasdaq Small Cap Market.

                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				    AMERICAN BIOGENETIC SCIENCES, INC.
					    (Registrant)


 Date August 10, 2000            		/s/  Josef C. Schoell
						  Josef C. Schoell
						  Vice President, Finance
						  (Principal Financial and
						  Accounting Officer)