Form 10-Q
period 2000-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2000-11-13
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000     Commission File Number 0-19041


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at November 3, 2000
Class A Common Stock, par value $.001               41,027,255
Class B Common Stock, par value $.001                3,000,000

            AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                       (a development stage company)
            Form 10-Q for the Quarter Ended  September 30, 2000
                                   INDEX

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements:                             Page No.
      Consolidated Balance Sheets -
         September 30, 2000 and December 31, 1999              3
      Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 2000
            and September 30, 1999 and For the Period from
            Inception (September 1, 1983)
         Through September 30, 2000                            4
      Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2000
            and September 30, 1999 and For the Period from
            Inception (September 1, 1983)
            Through September 30, 2000                         5
      Consolidated Statements of Stockholders' Equity -
         For the Period from Inception (September 1, 1983)
         Through September 30, 2000                           6 - 8
      Notes to Consolidated Financial Statements              9 - 13

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                13 - 18

Item 3:  Quantitative and Qualitative Disclosures about
          Market Risk                                         18

Part II - OTHER INFORMATION
Item 2:   Changes in Securities                                 19
Item 6: Exhibits and Reports on Form 8-K                        19
        Signature                                               19

   AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
              (a development stage company)

               CONSOLIDATED BALANCE SHEETS

                                                         September 30,  December 31,
Assets                                                          2000        1999
                                                         ------------   ------------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                               $2,083,000        $93,000

  Accounts receivable                                        340,000        211,000
  Inventory                                                  562,000        511,000
  Other current assets                                        54,000         76,000
                                                         ------------   ------------
    Total current assets                                   3,039,000        891,000
                                                         ------------   ------------

Fixed assets, at cost, net of accumulated depreciation and
  amortization of $1,919,000 and $1,840,000, respectively    427,000        476,000

Patent costs, net of accumulated
 amortization of $605,000 and $502,000,
 respectively                                              1,926,000      1,895,000

Intangible assets, net                                       619,000        657,000

Other assets                                                 159,000         19,000
                                                         ------------   ------------
                                                          $6,170,000     $3,938,000
                                                         ============   ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable and accrued expenses                     $444,000     $1,581,000
  Current portion of notes payable                            39,000        746,000
                                                         ------------   ------------
    Total current liabilities                                483,000      2,327,000
                                                         ------------   ------------
Long Term Liabilities:

  Notes payable, less current portion                         13,000         33,000
                                                         ------------   ------------
    Total liabilities                                        496,000      2,360,000
                                                         ------------   ------------

Stockholders' Equity:
  Series A convertible preferred stock, par value $.001
  per share; 10,000,000 shares authorized; 7,000 and 0
  shares issued and outstanding, respectively                      -              -

  Class A common stock, par value $.001 per
  share; 100,000,000 shares authorized;
  40,989,755 and 36,918,510 shares issued
  and outstanding, respectively                               41,000         37,000

  Class B common stock, par value $.001 per share;
   3,000,000 shares authorized; 3,000,000 shares
   issued and outstanding, respectively                        3,000          3,000

  Additional paid-in capital                              72,923,000     63,852,000

  Deficit accumulated during the development stage       (67,293,000)   (62,314,000)
                                                         ------------   ------------
    Total stockholders' equity                             5,674,000      1,578,000
                                                         ------------   ------------
                                                          $6,170,000     $3,938,000
                                                         ============   ============
The accompanying notes are an integral part of these consolidated balance sheets.

 Page 3

AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
        (a development stage company)

    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited)

                                                                                                         For the Period
                                                                                                         From Inception
                                                   Three Months Ended           Nine Months Ended        (September 1,
                                             --------------------------  ------------------------------  1983) Through
                                             September 30, September 30, September 30,   September 30,   September 30,
                                                 2000          1999           2000            1999            2000
                                             ------------  ------------  --------------  --------------  --------------
Revenues:
  Sales                                         $367,000      $353,000      $1,211,000        $988,000      $3,919,000
  Royalties / license fees                             -             -         500,000               -       1,500,000
  Collaborative agreements                        51,000         3,000         142,000          82,000         526,000
                                             ------------  ------------  --------------  --------------  --------------
                                                 418,000       356,000       1,853,000       1,070,000       5,945,000

Expenses:
  Cost of sales                                  159,000       154,000         447,000         419,000       1,542,000
  Research and development                       351,000       385,000         940,000       1,423,000      31,471,000
  Selling, general and administrative            938,000       957,000       3,096,000       3,412,000      36,677,000
  Facility consolidation cost                          -             -               -               -         252,000
                                             ------------  ------------  --------------  --------------  --------------
     Loss from operations                     (1,030,000)   (1,140,000)     (2,630,000)     (4,184,000)    (63,997,000)
                                             ------------  ------------  --------------  --------------  --------------
Other Income (Expense):
  Interest expense                                (4,000)       (2,000)        (16,000)         (7,000)     (4,388,000)
  Net gain on sale of fixed assets                     -             -               -               -          11,000
  Investment income                               37,000         1,000         117,000          29,000       4,671,000
                                             ------------  ------------  --------------  --------------  --------------
Loss before extraordinary charge                (997,000)   (1,141,000)     (2,529,000)     (4,162,000)    (63,703,000)

Extraordinary charge for early
  retirement of debentures, net                        -             -               -               -      (1,140,000)
                                             ------------  ------------  --------------  --------------  --------------
     Net loss                                  ($997,000)  ($1,141,000)    ($2,529,000)    ($4,162,000)   ($64,843,000)

Preferred stock dividend related to warrants           -             -      (2,450,000)              -      (2,450,000)
                                             ------------  ------------  --------------  --------------  --------------
Net loss attributable to common stockholders   ($997,000)  ($1,141,000)    ($4,979,000)    ($4,162,000)   ($67,293,000)
                                             ============  ============  ==============  ==============  ==============

Per Share Information (Note 2):
  Basic and Diluted net loss per share            ($0.02)       ($0.03)         ($0.12)         ($0.11)
                                             ============  ============  ==============  ==============
 Common shares used in computing
   per share amounts:
     Basic and Diluted                        43,967,000    39,318,000      43,290,000      39,056,000
                                             ============  ============  ==============  ==============

The accompanying notes are an integral part of these consolidated statements.


Page 4

         AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                    (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (September 1,
                                                                           Nine Months Ended          1983)
                                                                      --------------------------     Through
                                                                      September 30, September 30, September 30,
                                                                          2000          1999           2000
                                                                      ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                              ($2,529,000)  ($4,162,000)   ($64,843,000)
Adjustments to reconcile net (loss) to net cash
 provided by or (used) in operating activities:
   Depreciation and amortization                                          240,000       240,000       3,280,000
   Net gain on sale of fixed assets                                             -             -         (11,000)
   Net gain on sale of marketable securities                                    -             -        (217,000)
   Other noncash expenses accrued primarily for stocks and warrants       239,000       405,000       2,783,000
   Amortization of debt discount included in interest expense                   -             -       2,160,000
   Extraordinary loss on repurchase of debt                                     -             -       1,140,000
   Write off of patent costs                                                    -             -          93,000
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                             (129,000)      (50,000)       (232,000)
  (Increase) decrease in inventory                                        (51,000)      (13,000)       (404,000)
  (Increase) decrease in other current assets                              22,000       (94,000)        (54,000)
  (Increase) decrease in other assets                                       3,000         3,000          83,000
  Increase (decrease) in accounts payable and accrued expenses         (1,137,000)      284,000         679,000
  Increase in interest payable to stockholder                               8,000             -         120,000
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) operating activities                 (3,334,000)   (3,387,000)    (55,423,000)
                                                                      ------------  ------------  --------------
Cash Flows From Investing Activities:
  Capital expenditures                                                    (30,000)      (19,000)     (2,086,000)
  Proceeds from sale of fixed assets                                            -             -          22,000
  Payments for patent costs and other assets                             (134,000)     (408,000)     (2,601,000)
  Business acquisition, net of stock issued and cash acquired                   -             -        (119,000)
  Proceeds from maturity and sale of marketable securities                      -             -      67,549,000
  Purchases of marketable securities                                            -             -     (67,332,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) investing activities                   (164,000)     (427,000)     (4,567,000)
                                                                      ------------  ------------  --------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                                  -             -      (2,246,000)
  Proceeds from issuance of common stock, net                           2,723,000       660,000      42,867,000
  Proceeds from issuance of Series A convertible preferred stock        3,000,000             -       3,000,000
  Proceeds from issuance of 5% convertible debentures, net                      -             -       3,727,000
  Proceeds from issuance of 7% convertible debentures, net                      -             -       8,565,000
  Proceeds from issuance of 8% convertible debentures, net                      -             -       7,790,000
  Principal payments under capital lease obligation and notes payable     (25,000)      (37,000)       (139,000)
  Redemption of 8% convertible debentures                                       -             -        (500,000)
  Repurchase of 5% convertible debentures                                       -             -      (3,852,000)
  Capital contributions from chairman                                           -             -       1,000,000
  Increase in loans payable to stockholder / affiliates                    81,000       176,000       3,452,000
  Repayment of loans payable to stockholder and affiliates
   (remainder contributed to capital by the stockholder)                 (291,000)            -      (1,591,000)
                                                                      ------------  ------------  --------------
   Net cash provided by (used in) financing activities                  5,488,000       799,000      62,073,000
                                                                      ------------  ------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                    1,990,000    (3,015,000)      2,083,000
Cash and Cash Equivalents at Beginning of Period                           93,000     3,047,000               -
                                                                      ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                             $2,083,000       $32,000      $2,083,000
                                                                      ============  ============  ==============

Supplemental Disclosure of Noncash Activities:
 Capital expenditures made under capital lease obligation                       -             -         $20,000
                                                                      ============  ============  ==============
 Convertible debentures converted into 0, 0,
  and 10,470,583 shares of Common Stock, respectively                           -             -     $14,658,000
                                                                      ============  ============  ==============
  Warrants issued                                                      $2,792,000      $264,000      $3,644,000
                                                                      ============  ============  ==============
  Conversion of stockholder loan to preferred stock or paid-in capital   $500,000             -      $1,981,000
                                                                      ============  ============  ==============
The accompanying notes are an integral part of these consolidated statements.
Page 5

  AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Unaudited)

                                                                            Class A                    Class B
                                                         Per             Common Stock               Common Stock
                                                        Share   ---------------------------  ------------------------
                                                       Amount      Shares        Dollars       Shares       Dollars
                                                       -------  ------------  -------------  -----------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)            $               -         $  -                 -     $  -

  Sale of common stock to chairman for cash              .33         78,000              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1983                                           78,000              -            -            -

  Sale of common stock to chairman for cash              .33        193,500              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1984                                          271,500              -            -            -

  Sale of common stock to chairman for cash              .33        276,700          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1985                                          548,200          1,000            -            -

  Sale of common stock to chairman for cash              .33        404,820              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1986                                          953,020          1,000            -            -

  Sale of common stock to chairman for cash              .33         48,048              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1987                                        1,001,068          1,000            -            -

  Exchange of common stock for Class B stock                     (1,001,068)        (1,000)   1,001,068        1,000
  Sale of Class B stock to chairman for cash             .33              -              -    1,998,932        2,000
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1988                                                -              -    3,000,000        3,000

  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1989                                                -              -    3,000,000        3,000

  Conversion of loans payable to stockholder into
    additional paid-in capital                                            -              -            -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)   2.00     3,450,000          3,000            -            -
  Conversion of Class B stock into
    Class A stock                                                   668,500          1,000     (668,500)      (1,000)
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1990                                        4,118,500         $4,000    2,331,500       $2,000
                                                                ------------  -------------  -----------  -----------
CONTINUED




BALANCE, DECEMBER 31, 1990                             $          4,118,500         $4,000    2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00     3,449,955          3,000            -            -
  Exercise of Class B Warrants for cash                  4.50        79,071              -            -            -
  Conversion of Class B stock
    into Class A stock                                              850,000          1,000     (850,000)      (1,000)
  Exercise of stock options                              2.00       417,750          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1991                                        8,915,276          9,000    1,481,500        1,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50     3,370,884          3,000            -            -
  Conversion of Class B stock
    into Class A stock                                              106,000              -     (106,000)           -
  Exercise of stock options                              2.49       348,300          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1992                                       12,740,460         13,000    1,375,500        1,000

  Sale of common stock to Medeva PLC.                    7.50       200,000              -            -            -
  Exercise of stock options                              2.00        32,700              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1993                                       12,973,160         13,000    1,375,500        1,000

  Exercise of stock options                              2.16        91,250              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1994                                       13,064,410         13,000    1,375,500        1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                 1.85       354,204              -            -            -
  Exercise of stock options                              1.82        12,750              -            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                                       13,431,364        $13,000    1,375,500       $1,000
                                                                ------------  -------------  -----------  -----------
CONTINUED

                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1995                             $         13,431,364        $13,000    1,375,500       $1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                 2.74     2,269,755          2,000            -            -
  Exercise of stock options                              2.53       569,875          1,000            -            -
  Expense for warrants/options issued                                     -              -            -            -
  Discount on 7% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1996                                       16,270,994         16,000    1,375,500        1,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                            2.93     2,995,006          3,000            -            -
  Sale of Class B Common Stock to Chairman for cash      2.23             -              -      350,000        1,000
  Exercise of stock options                              2.00        27,500              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            3.12        48,117              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1997                                       19,341,617         19,000    1,725,500        2,000
                                                                ------------  -------------  -----------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                            0.32     4,851,618          5,000            -            -
  Sale of Class B Common Stock to Chairman for cash      0.37             -              -    1,274,500        1,000
  Exercise of stock options                              1.75         4,000              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            1.06       163,915              -            -            -
  Class A Common Stock issued for Stellar                1.76       398,406          1,000            -            -
  Class A Common Stock issued for Private Placement      0.25    10,800,000         11,000            -            -
  Discount on 5% convertible debentures                                   -              -            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1998                                       35,559,556         36,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Class A Common Stock to Chairman for cash      1.13       440,000              -            -            -
  Exercise of stock options                              0.61         5,250              -            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            0.50       913,704          1,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, DECEMBER 31, 1999                                       36,918,510         37,000    3,000,000        3,000
                                                                ------------  -------------  -----------  -----------

  Sale of Series A Convertible Preferred Stock                            -              -            -            -
  Warrants issued with the Convertible Preferred Stock                    -              -            -            -
  Preferred stock dividend related to warrants                            -              -            -            -
  Exercise of stock options and warrants                 0.99     1,241,175          1,000            -            -
  Expense for warrants issued                                             -              -            -            -
  Class A Common Stock issued                            0.55     2,830,070          3,000            -            -
  Net (loss) for the period                                               -              -            -            -
                                                                ------------  -------------  -----------  -----------
BALANCE, SEPTEMBER 30, 2000                                      40,989,755        $41,000    3,000,000       $3,000
                                                                ============  =============  ===========  ===========

The accompanying notes are an integral part of these consolidated statements.
  Page 8

  AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
             (a development stage company)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Unaudited)
                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                                                  Paid-in      Development
                                                                  Capital         Stage         Total
                                                                ------------  -------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                       $  -           $  -          $  -

  Sale of common stock to chairman for cash                          26,000              -       26,000
  Net (loss) for the period                                               -        (25,000)     (25,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1983                                           26,000        (25,000)       1,000

  Sale of common stock to chairman for cash                          65,000              -       65,000
  Net (loss) for the period                                               -       (242,000)    (242,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1984                                           91,000       (267,000)    (176,000)

  Sale of common stock to chairman for cash                          92,000              -       93,000
  Net (loss) for the period                                               -       (305,000)    (305,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1985                                          183,000       (572,000)    (388,000)

  Sale of common stock to chairman for cash                         134,000              -      134,000
  Net (loss) for the period                                               -       (433,000)    (433,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1986                                          317,000     (1,005,000)    (687,000)

  Sale of common stock to chairman for cash                          16,000              -       16,000
  Net (loss) for the period                                               -       (730,000)    (730,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1987                                          333,000     (1,735,000)  (1,401,000)

  Exchange of common stock for Class B stock                              -              -            -
  Sale of Class B stock to chairman for cash                        664,000              -      666,000
  Net (loss) for the period                                               -     (1,031,000)  (1,031,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1988                                          997,000     (2,766,000)  (1,766,000)

  Net (loss) for the period                                               -     (1,522,000)  (1,522,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1989                                          997,000     (4,288,000)  (3,288,000)

  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000              -    1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000              -    5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -              -            -
  Net (loss) for the period                                               -     (2,100,000)  (2,100,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000
                                                                ------------  -------------  -----------
  CONTINUED
 Page - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                       $8,177,000    ($6,388,000)  $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           10,143,000              -   10,146,000
  Exercise of Class B Warrants for cash                             356,000              -      356,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         835,000              -      836,000
  Expense for warrants issued                                       900,000              -      900,000
  Net (loss) for the period                                               -     (4,605,000)  (4,605,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1991                                       20,411,000    (10,993,000)   9,428,000

  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           14,465,000              -   14,468,000
  Conversion of Class B stock
    into Class A stock                                                    -              -            -
  Exercise of stock options                                         865,000              -      866,000
  Net (loss) for the period                                               -     (4,016,000)  (4,016,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1992                                       35,741,000    (15,009,000)  20,746,000

  Sale of common stock to Medeva PLC.                             1,500,000              -    1,500,000
  Exercise of stock options                                          65,000              -       65,000
  Net (loss) for the period                                               -     (6,521,000)  (6,521,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1993                                       37,306,000    (21,530,000)  15,790,000

  Exercise of stock options                                         197,000              -      197,000
  Net (loss) for the period                                               -     (7,431,000)  (7,431,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994                                       37,503,000    (28,961,000)   8,556,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                            571,000              -      571,000
  Exercise of stock options                                          23,000              -       23,000
  Expense for warrants/options issued                               602,000              -      602,000
  Net (loss) for the period                                               -     (5,607,000)  (5,607,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000
                                                                ------------  -------------  -----------

  CONTINUED
 Page - 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                      $38,699,000   ($34,568,000)  $4,145,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                          5,483,000              -    5,485,000
  Exercise of stock options                                       1,438,000              -    1,439,000
  Expense for warrants/options issued                               330,000              -      330,000
  Discount on 7% convertible debentures                           1,843,000              -    1,843,000
  Net (loss) for the period                                               -     (7,700,000)  (7,700,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1996                                       47,793,000    (42,268,000)   5,542,000
                                                                ------------  -------------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                                     7,152,000              -    7,155,000
  Sale of Class B Common Stock to Chairman for cash                 778,000              -      779,000
  Exercise of stock options                                          55,000              -       55,000
  Expense for warrants issued                                       149,000              -      149,000
  Class A Common Stock issued                                       150,000              -      150,000
  Net (loss) for the period                                               -     (7,147,000)  (7,147,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1997                                       56,077,000    (49,415,000)   6,683,000
                                                                ------------  -------------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                     1,442,000              -    1,447,000
  Sale of Class B Common Stock to Chairman for cash                 465,000              -      466,000
  Exercise of stock options                                           7,000              -        7,000
  Expense for warrants issued                                       205,000              -      205,000
  Class A Common Stock issued                                       174,000              -      174,000
  Class A Common Stock issued for Stellar                           699,000              -      700,000
  Class A Common Stock issued for Private Placement               2,689,000              -    2,700,000
  Discount on 5% convertible debentures                             762,000              -      762,000
  Net (loss) for the period                                               -     (7,548,000)  (7,548,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1998                                       62,520,000    (56,963,000)   5,596,000
                                                                ------------  -------------  -----------

  Sale of Class A Common Stock to Chairman for cash                 495,000              -      495,000
  Exercise of stock options                                           3,000              -        3,000
  Expense for warrants issued                                       376,000              -      376,000
  Class A Common Stock issued                                       458,000              -      459,000
  Net (loss) for the period                                               -     (5,351,000)  (5,351,000)
                                                                ------------  -------------  -----------
BALANCE, DECEMBER 31, 1999                                       63,852,000    (62,314,000)   1,578,000
                                                                ------------  -------------  -----------

  Sale of Series A Convertible Preferred Stock                    3,500,000              -    3,500,000
  Warrants issued with the Convertible Preferred Stock            2,450,000              -    2,450,000
  Preferred stock dividend relating to warrants                           -     (2,450,000)  (2,450,000)
  Exercise of stock options and warrants                          1,222,000              -    1,223,000
  Expense for warrants issued                                       342,000              -      342,000
  Class A Common Stock issued                                     1,557,000              -    1,560,000
  Net (loss) for the period                                               -     (2,529,000)  (2,529,000)
                                                                ------------  -------------  -----------
BALANCE, SEPTEMBER 30, 2000                                     $72,923,000   ($67,293,000)  $5,674,000
                                                                ============  =============  ===========

The accompanying notes are an integral part of these consolidated statements.
 CONTINUED
 Page - 8 (column continuation)

      AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                    (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                         September 30, 2000

(1)   INTERIM FINANCIAL STATEMENTS

  The interim unaudited consolidated financial statements of American Biogenetic Sciences, Inc. (together with its subsidiaries, the "Company" or "ABS") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2000 and results of operations for the three and nine months ended September 30, 2000 and September 30, 1999. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the full year.



(2)   NET LOSS PER COMMON SHARE

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share . In accordance with SFAS No. 128 basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. The provisions of SFAS No. 128 require the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 2000 and 1999 is the same as Basic EPS because the inclusion of stock options, warrants and the conversion of series A preferred stock outstanding would be antidilutive.

(3)   INVENTORY
Inventory consists of the following:
                                    September 30,       December 31,
                                         2000               1999
             Raw Materials             $339,000          $334,000
             Work in Process            113,000            71,000
             Finished Goods             110,000           106,000
                                       --------          --------
                                       $562,000          $511,000
(4)  STOCKHOLDERS' EQUITY

Private Placement
     On December 31, 1999 the Company and Biotechnology Value Fund, L.P. ( BVF ) signed a letter agreement, subject to negotiation of definitive agreements, authorization of preferred stock and certain other matters, for BVF to invest between $2 and $3 million for the purchase of between 4,000 and 6,000 shares of Series A Convertible Preferred Stock (the
 Preferred Stock ) and related Warrants.

     When the Company and BVF began negotiating the definitive agreements for the sale transaction in January 2000, in order to induce BVF to purchase the full $3 million, at the suggestion of BVF, the Company s Chairman Mr. Roach agreed that rather than demand repayment of his demand notes, he would convert $500,000 of the approximately $776,000 plus accrued interest owed to him into an additional investment in the Company on terms identical to the terms previously negotiated with BVF and that the balance of the amount owed him (approximately $276,000 of principal) could be repaid at the rate of $100,000 of principal and interest per month until repaid in full. Accordingly, $500,000 of the amount owed Mr. Roach was converted into 1,000 shares of Preferred Stock and 1,000,000 Warrants.

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

     The 7,000,000 warrants are exercisable for a period of no more than five years at $1.00 per share. The fair value of these warrants was determined using an option-pricing model ($2,450,000), was treated as a noncash preferred dividend for purposes of computing the net loss attributable to common stockholders. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 106%, risk-free interest rate of 5.0% and expected lives of 5 years.

Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended September 30, 2000.

                                                   Weighted Avg.
                                                        Option
                                      Shares             Price

          Granted                     30,000            $1.56
          Exercised                   62,333            $0.52

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

Other Shares and Warrants -
     On January 27, 2000, the Company entered into an Exclusive License Agreement with Abbott Laboratories ( Abbott ) under which the Company granted to Abbott an exclusive worldwide license to its ABS-103 compound, related technology and patent rights. The Exclusive License Agreement gives Abbott the exclusive right to develop and market the compound, which presently is in the pre-clinical stage. In consideration for the license grant and in addition to customary royalties on sales, Abbott paid the Company an initial license fee of $500,000 and agreed to pay additional milestone payments aggregating up to $17 million, depending upon successfully reaching development milestones, generally by indication. In connection with the entering into of the Exclusive License Agreement, the Company and Abbott also entered into a Stock Purchase Agreement dated January 27, 2000 pursuant to which Abbott purchased 2,782,931 shares (the Abbott Shares ) of the Company's Class A Common Stock for $1,500,000.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on collaborators and licensees, the impact of competitive products, third party reimbursement issues, changing market conditions and other risks. These forward-looking statements represent management's judgement as of the date of filing of this Form 10-Q and should be considered with the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 1999. The Company disclaims any intent or obligation to update these forward-looking statements.

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

     On January 27, 2000, ABS granted to Abbott an exclusive worldwide license to its ABS-103 neurocompound. In consideration for the license, Abbott paid ABS an initial license fee of $500,000 and agreed to pay up to $17 million of milestone payments depending upon successfully reaching development milestones plus customary royalties on commercial sales. In addition, Abbott purchased 2,782,931 shares of Class A Common Stock for $1.5 million.

     On February 3, 2000, ABS entered into a Securities Purchase Agreement with Biotechnology Value Fund and the Company s Chairman Mr. Roach relating to the issuance of Series A Convertible Preferred Stock plus warrants for a total of $3.5 million. See Note 4 of the Notes to Consolidated Financial Statements on page 10 of this Form 10-Q for a more detailed description of this transaction.

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

     As of September 30, 2000, ABS had working capital of $2,556,000, compared to a negative working capital of $1,436,000 as of December 31, 1999. ABS' management believes that current working capital, together with the receipt of additional licensing fees and milestone payments projected to be received within the next twelve months, will be sufficient to fund its planned activities for the next twelve months. Currently, product development plans include licensing TpP, FiF, MH-1 and the ABS-205 neurobiology compound to large pharmaceutical companies who would provide additional funding, perform additional testing necessary to obtain regulatory approvals and provide clinical,
manufacturing and marketing expertise.   The Company is also discussing
collaborations and contract services involving its patented Antigen-Free technology. Without such licensing fees, milestone payments, collaboration fees or co-marketing arrangements, additional sources of funding may be required to finance ABS activities beyond the first quarter of 2001.

     The Company's cash and cash equivalents increased by $1,990,000 to $2,083,000 during the nine months ended September 30, 2000, primarily from financing activities ($5,488,000) offset by cash used in operations ($3,334,000) and investing activities ($164,000). Net cash of

$3,334,000 was used in operations to fund the Company s cash loss from operations of $2,050,000 (net of noncash expenses of $240,000 for depreciation and amortization, and $239,000 incurred in connection with the issuance of stock and warrants). Net cash of $1,284,000 was used by changes in operating assets and liabilities, primarily as a result of a decrease in accounts payable and accrued expenses ($1,137,000), an increase in accounts receivable ($129,000), an increase in inventory ($51,000), partially offset by a decrease in other current assets ($22,000), a decrease in other assets ($3,000) and an increase in interest payable to stockholder ($8,000). Cash used in investing activities was for capitalized patent costs ($134,000), primarily for neurobiology compounds and the purchase of equipment ($30,000). Financing activities provided $5,488,000 as a result of the cash proceeds from the sale of Series A Convertible Preferred Stock ($3,000,000), the sale of Class A Common Stock to Abbott ($1,500,000), the exercise of stock options and warrants ($1,223,000), additional loans from the Company s Chairman ($81,000), offset by the repayment of loans to the Company s Chairman of $291,000 ($500,000 of the loan payable to the Chairman was converted into Series A Convertible Preferred Stock) and payments of other notes payable ($25,000).

Results of Operations

     Three Months Ended September 30, 2000

     The Company's net loss of $997,000 for the third quarter ended September 30, 2000 decreased by $144,000 from a net loss of $1,141,000 for the third quarter ended September 30, 1999. The decrease in the net loss was due to increased sales ($14,000) and collaboration agreements ($48,000), reduced research and development expenses ($34,000), reduced selling, general and administration expenses ($19,000) and increased investment income ($36,000).

     Revenue during the third quarter of 2000 was primarily from sales of Stellar products. Stellar sales increased 11% primarily from U.S. sales of reagents. Sales of TpP diagnostic kits were slightly lower during the third quarter of 2000 as compared to the third quarter of 1999. Collaborative agreement revenue of $51,000 reflects an increase in contracted research projects.

     Cost of Sales increased $5,000 during the third quarter of 2000 from the 1999 quarter due to the increase in sales. Cost of Sales as a percentage of sales remained flat at 43% during the third quarter of 2000 and 1999.

     Research and development expenses decreased by $34,000, from $385,000 to $351,000, primarily from reduced personnel costs, reduced consulting and travel costs, partially offset by increases in TpP point of care development costs and increased costs associated with ABS-205.

     Selling, general and administrative expenses decreased by $19,000, from $957,000 to $938,000, as a result of a decrease in personnel, a decrease in travel and meeting expenses during the quarter offset by increases in shareholder relations costs and consulting and professional service costs.

     Investment income increased by $36,000, from $1,000 in the third quarter of 1999 to $37,000 in 2000, as a result of higher average cash balances.

   Nine Months Ended September 30, 2000

     The Company's net loss of $2,529,000 for the nine months ended September 30, 2000 decreased by $1,633,000 from a net loss of $4,162,000 for the nine months ended September 30, 1999. The decrease in the net loss is attributable to the license fee of $500,000 received under the Abbott license agreement, reduced R&D and SG&A expenses and increased sales and collaborative agreement revenues.

     The increase in sales during the nine months of 2000 of $223,000 was primarily from sales of Stellar products. Sales of TpP diagnostic kits remained flat.

     Cost of Sales increased $28,000 during the nine months of 2000 over the same period in 1999, as a result of increased sales. Cost of Sales as a percentage of sales improved from 42% during the nine months of 1999 to 37% during the nine months of 2000 resulting from the increase in sales and manufacturing efficiency at the Stellar facility on both Stellar products and in house production of TpP kits.

     Research and development expenses decreased by $483,000, from $1,423,000 to $940,000, primarily from cost savings implemented in 1999 and continued during the three quarters of 2000, as well as the cost savings associated with the consolidation of operations at Stellar.

     Selling, general and administrative expenses decreased by $316,000, from $3,412,000 to $3,096,000, as a result of reduced personnel costs and other general costs associated with the cost savings implemented in 1999, a decrease in investor relations cost, offset in part, by increased professional service costs relating to the Abbott license agreement and other contracts.

     Interest expense increased by $9,000, from $7,000 to $16,000, resulting primarily from the loans payable to the Company s Chairman.

     Investment income increased by $88,000, from $29,000 in nine months of 1999 to $117,000 in nine months of 2000, as a result of higher average cash balances.

     Preferred stock dividend related to warrants of $2,450,000 represents the noncash fair value of the warrants issued to BVF and Mr. Roach, determined by using an option-pricing model, in the private placement. See Note 4 of the Notes to Consolidated Financial Statements starting on page 10 of this Form 10-Q for a more detailed description of this transaction.

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

                               PART II
                          OTHER INFORMATION
Item 2.  Changes in Securities
     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)       Exhibits
               27   Financial Data Schedule

     (b)       Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter covered by this report.



                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          AMERICAN BIOGENETIC SCIENCES, INC.
                                   (Registrant)


Date  November 13, 2000        /s/  Josef C. Schoell

                                   Josef C. Schoell
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)