Form 10-K405
period 2000-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2001-04-02
CIK 856984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______ TO _______



                         COMMISSION FILE NUMBER 0-19041



                       AMERICAN BIOGENETIC SCIENCES, INC.
                       ----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                11-2655906
             ---------                                ----------
        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


                      1375 AKRON STREET, COPIAGUE NEW 11726
                     --------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                  631-789-2600
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:



                              CLASS A COMMON STOCK
                              --------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of the close of business on March 16, 2001, there were outstanding 41,102,255 shares of the registrant's Class A Common Stock and 3,000,000 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the Nasdaq SmallCap Market) of shares held by non-affiliates of the registrant as of March 16, 2001 was $22,742,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement relating to its 2001 Annual Meeting of Stockholders are incorporated by reference into
                            Part III of this report.

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

         Examples of these risks and uncertainties include, without limitation, the Company's ability to complete products under development and to maintain superior technological capability, foresee changes and identify, develop and commercialize innovative and competitive products (see "-- Products Under Development"), obtain widespread acceptance of its products by the medical community, including the reliability, safety and effectiveness of such products (see "-- Marketing and Sales"), meet competition (see "-- Competition"), comply with various governmental regulations related to the Company's products and obtain government clearance to market its products (see "-- Government Regulation"), successfully expand its manufacturing capability (see "-- Manufacturing"), attract and retain technologically qualified personnel (see "-- Personnel"), and generate cash flows and obtain collaborative or other arrangements with pharmaceutical companies or obtain other financing to support its product development testing and marketing operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report).

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

PART I

ITEM 1.           BUSINESS

SUMMARY

         American Biogenetic Sciences, Inc. ("ABS" or the "Company") is a development stage company engaged in researching, developing and marketing cardiovascular and neurobiology products for commercial development. The Company commenced selling its products during the last quarter of 1997, although it has not yet derived any significant revenues from the sale of these products.

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

         At the present time ABS' principal products or activities are:

         o THROMBUS PRECURSOR PROTEIN DIAGNOSTIC TEST (TPP(TM)). This is an in vitro diagnostic test used to assess the risk of blood clots in the veins or arteries. This test is also used to monitor the performance of anti-clotting therapy or drugs used in the prevention of blood clots.

         o        FUNCTIONAL INTACT FIBRINOGEN DIAGNOSTIC TEST (FIF(R)).
                  This is an in vitro diagnostic test which measures the levels of fibrinogen in blood. Fibrinogen is a protein used in the blood-clotting process.

         o ANTIGEN-FREE TECHNOLOGY. This enabling technology is designed for the production of highly specific monoclonal antibodies used in diagnostics and therapeutics for a variety of diseases. The Company is currently performing contract research and antibody manufacturing for certain corporate partners.

         o THERAPEUTIC NEUROCOMPOUNDS. These are chemical compounds which have been identified for the treatment of epilepsy, migraine and mania and neurodegenerative diseases. One of these compounds, ABS-103 has been licensed to Abbott Laboratories.

         o IN VITRO DIAGNOSTIC PRODUCTS FOR INFECTIOUS AND AUTO-IMMUNE DISEASE. These can determine the status of such diseases as human herpes and lupus.

         o MOUSE SERUM. This is a blood component that lacks blood cells which is used in diagnostic tests by major in vitro diagnostic product manufacturers for a variety of purposes.

         ABS was incorporated in Delaware in September 1983. The Company's principal executive offices are located at 1375 Akron Street, Copiague, New York 11726 and its telephone number is 631-789-2600.

CORE TECHNOLOGIES

THE ANTIGEN-FREE MOUSE COLONY - MONOCLONAL ANTIBODIES

         One of the Company's core technologies is a patented antigen-free mouse colony which allows the generation of highly specific monoclonal antibodies that are difficult to obtain from conventional systems. The Company utilizes this technology to supply antibodies for its in vitro and in vivo diagnostic products. The proprietary antigen-free mouse colony is maintained in a germ-free environment and fed a chemically defined and ultrafiltered diet. When the antigen-free mice are challenged with a foreign entity, there is a large immune response that eventually results in the proliferation of a large number of antibody secreting cells with a spectrum of specificities to the foreign entity. The Company holds several United States patents covering the antigen-free mouse colony and methods of producing antibodies relating to it. See "-- Intellectual Property."

THERAPEUTIC NEUROCOMPOUNDS

         The Company has developed a series of neurocompounds for possible treatment of epilepsy, migraine, mania and neurodegeneration diseases.

CURRENT PRODUCTS

MEDICAL BACKGROUND FOR CARDIOVASCULAR PRODUCTS

         Using its antigen-free mouse colony, the Company developed and patented two antibodies, 45J and MH1. These antibodies react specifically with both fibrinogen (a blood protein) and fibrin (a component of blood clots). These antibodies are used in two of ABS' main products, the FiF and TpP tests. These tests assist doctors in diagnosing blood clots lodged in the legs and the lungs, known as thrombosis.

         Blood clots that form in the bloodstream consist of two major parts:

         o        a cellular component made up of platelets; and

         o a meshwork of fibrin fibers that cements the platelets into an insoluble mass which has the mechanical strength to withstand the pressure of blood in the circulation.

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

         The Company has patented:

          o   the TpP test kit itself;

          o the antibodies used to recognize the presence of thrombosis precursor protein in blood; and

          o the use of TpP to measure intravascular fibrin polymer formation in patients with symptoms indicating a blood clotting event.

See "Intellectual Property."

         In October 1996, ABS received 510(k) clearance from the FDA to market TpP to aid in the risk assessment of blood clot formation and the monitoring of anticoagulant therapy. See "-- Government Regulation." The Company began to market TpP in late 1997 through independent distributors.

         ABS has put additional effort into clinical evaluation of TpP with the goal to characterize the most promising applications and demonstrate the advantages of TpP over competitor products. The following publications and abstracts have been presented and/or published:

              o Decreased TpP Levels Linked to Preeclampsia. Clinical Lab Letter, April 15, 2000, Vol 21, No 7.

              o   Lepirudin Blunts Endotoxin-Induced Coagulation Activation.
                  T. Pernerstorfer, et al. Blood, 1 March 2000, Vol 95, No 5

              o The Use of Thrombus Precursor Protein, D-dimer, Prothrombin Fragment 1.2, and Thrombin Antithrombin in the Exclusion of Proximal Deep Vein Thrombosis and Pulmonary Embolism.
                  S. LaCapra, et al. Blood Coagulation and Fibrinolysis 2000, Vol 11, No 4

         In addition, ABS has developed a hand-held, disposable, rapid assay device which measures TpP levels in plasma. The prototype of a hand-held device for obtaining semi-quantitative test results (i.e. qualitative test results derived from numerical data) has been produced and the Company has recently submitted a 510(k) to the FDA for marketing approval of the rapid assay format TpP test. The Company believes that the more user-friendly and rapid point-of-care format will greatly enhance the market opportunity for the TpP test. The Company intends to seek outside sources for the manufacture of its point-of-care device and corporate partners to market this product.

FUNCTIONAL INTACT FIBRINOGEN ASSAY (FIF)

         The Company's Functional Intact Fibrinogen Assay (FiF) is an in vitro diagnostic tool using the Company's patented monoclonal antibody, 45J, to provide a direct and accurate quantitative measurement of the amount of fibrinogen present in plasma. FiF has received FDA approval for use.
See "-- Intellectual Property."

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

         In October 2000, an article published in the journal Circulation:
Journal of the American Heart Association (2000;102:1634-1638) reported results that found the FiF test demonstrated a stronger association with cardiovascular disease than did the Clauss method (the current standard in fibrinogen testing). A total of 2,632 patients were evaluated in the Framingham Offspring Study - a continuation of the Framingham Heart Study. The study utilized the FiF test and demonstrated that the FiF test may be more adaptable for measuring fibrinogen levels in large populations, as reported in this publication.

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

         Scientists have recently discovered that many drugs exist as two forms, enantiomers, which are mirror images of each other and where one of the enantiomers is responsible for the therapeutic effects and the other enantiomer may be inactive or cause unwanted side effects. R-103 is the preferred chemical entity for commercial development. The Company has isolated the R- enantiomer (R-103) of ABS-103. ABS scientists were able to isolate the R (right) enantiomer from the S (left) to produce R-103. The value of isolating R-103 lies in its superior safety and efficacy profile. The Company has patented the use of ABS-103 as an anticonvulsant in the U.S. and in Europe and additional applications relating to this technology are pending. See "-- Intellectual Property."

         In January 2000, ABS entered into a license agreement with Abbott Laboratories ("Abbott") granting Abbott exclusive worldwide rights to ABS-103 for certain applications. See "-- Marketing and Sales."

         Neurodegenerative Diseases. The Company, in collaboration with the University College Dublin, University of Hanover, Germany, University of Notre Dame, United States and fellow researchers within the Global Scientific Network(R), has identified certain chemical compounds for the potential treatment of neurodegenerative diseases, designated as the ABS 200 series. See "-- Research and Development Agreements -- Global Scientific Network."

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

         One of the ABS 200 Series compounds, ABS-205, has been shown to induce the expression of a protein known as neural cell adhesion molecule in vitro. Neural cell adhesion molecule is involved in memory, neurodevelopment and other neuroplastic events. ABS-205 also has been shown to enhance neural cell adhesion molecule function in the rat hippocampus and cortex, areas known to be involved in memory formation. Moreover, ABS-205 protects against chemical induced memory loss (amnesia) in animals. The Company has patented this technology in the United States. See "-- Intellectual Property."

         The Company has also developed the ABS 300 series of compounds relating to small molecules which may be useful for enhancing memory. It has filed two United States patent applications and four foreign applications relating to this series of compounds.

IN VITRO DIAGNOSTIC PRODUCTS FOR INFECTIOUS AND AUTO-IMMUNE DISEASE

         The Company also owns a series of in vitro diagnostic products for infectious and auto-immune disease. These products are manufactured and distributed by the Company's wholly owned subsidiary, Stellar Bio Systems, Inc. ("Stellar"). Stellar manufactures in vitro immunodiagnostic assays utilizing an immunofluorescent antibody assay format. These assays determine the presence of various infectious diseases and autoimmune conditions including:

     o  human herpes simplex virus 1;      o  human parvovirus B-19;
     o  human herpes simplex virus 2;      o  measles virus;
     o  Epstein-Barr virus;                o  rubella virus;
     o  cytomegalovirus;                   o  adenovirus;
     o  varicella zoster virus;            o  mumps virus;
     o  respiratory syncytial virus;       o  antinuclear bodies Hep-2;
     o  human herpes virus 6;              o  anti-nuclear bodies KB;
     o  human herpes virus 7;              o  anti-mitochondrial bodies; and
                                           o  anti-native DNA bodies.

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

         MH1 as a Delivery Vehicle for Thrombolytic Therapy. The Company is seeking to develop a product using MH1 as a delivery-vehicle for known thrombolytics (drugs that dissolve blood clots). Tests by the Company have demonstrated the ability to link MH1 to a known thrombolytic agent to form a potent, fibrin specific, therapeutic agent which, in animals, has demonstrated superior clot dissolving properties. In March 1998, ABS obtained a United States patent for this application. See "-- Intellectual Property."

         MH1 as an Antithrombotic. The Company is also investigating the utility of MH1 as an antithrombotic agent (to prevent clot formation) for the interference and/or inhibition of excess fibrin deposition in surgical procedures such as angioplasty. In January 1996, ABS obtained a United States patent for this application. See "-- Intellectual Property."

         MH1 as a Delivery Vehicle for Anticancer Therapy. The Company is seeking to develop a product using MH1 as a delivery-vehicle for known anti-cancer drugs (example, cytotoxine) to tumors or cancers that contain aggregated fibrin. In February 1999 and 2001, the Company obtained two United States Patents covering the composition and method, respectively, for this therapy. See "-- Intellectual Property".

NEUROBIOLOGY PROGRAM

         The goal of this longer term program is to develop fine chemical compounds for use in the treatment of epilepsy, migraine and mania and to treat and halt the progression of neurodegenerative diseases such as Alzheimer's, Parkinson's, neuropathy, trauma and stroke. Most of the applications developed to date have been developed in conjunction with scientists in the Company's Global Scientific Network. See "-- Research and Development Agreements Global Scientific Network."

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

RESEARCH AND DEVELOPMENT AGREEMENTS

GLOBAL SCIENTIFIC NETWORK

         The Company formed its Global Scientific Network to promote and facilitate collaborative research leading to product development. The network is comprised of certain of the members of the Company's Scientific Advisory Committee and additional scientists from various disciplines. See "-- Scientific Advisory Committee." The network is a joint effort to expedite the research, development and commercialization of ABS' diagnostic and therapeutic products. Though the network does not hold meetings, communication among its participants is facilitated through the Company. The network offers the Company's management an opportunity to review and evaluate new technologies. In addition, it offers a network of scientific leaders who can offer advice and direction. To facilitate the identification and screening of new technologies, the Company has scientific coordinators in St. Petersburg, Russia; and Beijing, China. These activities are coordinated from the Company's office in Dublin, Ireland.

         The Company is currently collaborating with leading medical and scientific institutions worldwide including University College Dublin, Ireland; University of Hanover, Germany; Chinese Academy of Medical Sciences, Beijing, China.

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

MARKETING AND SALES

         During fiscal year 2000, the Company had one customer account for 44% of the Company's sales and a second customer accounted for 17% of the Company's sales. The Company does not believe that the loss of any one of these customers would have a material adverse effect on the consolidated operations of the Company.

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

         The Company markets its TpP diagnostic kit through distributors. This approach requires the Company to pay the expenses of developing promotional literature and aids, hiring technical support personnel and performing studies to support clinical use of the product. The independent distributors that ABS uses also market similar products produced by others.

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

         In October 1995, ABS entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. ("Hoffmann-La Roche") for the co-development and marketing of the Company's TpP test for the detection of active blood clot formation (thrombosis). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format, but does not obligate Hoffmann-La Roche to do so. Under the agreement, the Company received a $60,000 non-refundable development payment to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. The Company may also receive milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by the Company for use on Hoffmann-La Roche's instruments. Prior to marketing the test, Hoffmann-La Roche must obtain 510(k) clearance.

         See "-- Government Regulation." ABS is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by ABS and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche. To date, ABS has not received any milestone or royalty payments.

         In December 1995, ABS entered into a license agreement with Abbott for the marketing of the Company's TpP assay. The license agreement grants Abbott a worldwide license to market the TpP test for Abbott's immunoassay formats, but does not obligate Abbott to do so. The Company received a $100,000 non-refundable up-front payment and is to receive milestone payments upon achievement of certain development and commercialization goals. The Company is to receive a 5% royalty on net sales made by Abbott. In addition, the reagent for the TpP test is to be manufactured by the Company for use by Abbott. Prior to marketing the test, Abbott must obtain 510(k) clearance. See "-- Government Regulation." To date, ABS has not received any milestone or royalty payments.

         In January 2000, ABS entered into a license agreement with Abbott granting Abbott exclusive worldwide rights to its ABS-103 compound, related technology and patent rights. The license gives Abbott the exclusive rights to develop and market the compound which presently is in the pre-clinical stage. Abbott will complete development of the product and conduct appropriate clinical trials to test for safety and effectiveness. In consideration for the license and in addition to customary royalties on net sales, Abbott paid the Company a non-refundable up-front license fee of $500,000 and agreed to pay additional milestone payments aggregating up to $17 million depending upon successfully reaching development milestones, generally by indication. There can be no assurance that these milestones will be achieved.
In conjunction with entering into the license, Abbott made an additional $1,500,000 equity investment in ABS.

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

         ABS has been issued United States Patents, Nos. 4,870,023 which will expire in 2006, covering a recombinant occlusion body and 5,041,379, which will expire 2008, covering a recombinant heliothis virus; United States Patent No. 5,294,548, relating to the Hepatitis A vaccine, filed jointly with the University of Iowa, which will expire 2011. In addition, ABS has been issued United States Patent, Nos. 5,091,512 and 5,120,834, each of which will expire in

2009, covering monoclonal antibodies specific for fibrinogen and monoclonal antibodies specific for fibrin, respectively. ABS has also been issued United States Patent No. 5,223,410, which will expire in 2010, covering the use of its antigen-free mouse colony to generate monoclonal antibodies. ABS has also been issued United States Patent No. 5,721,122 which expires in 2015, covering a method of obtaining primed lymphocytes collected from immunized antigen-free mice. ABS has further been issued United States Patent No. 5,453,359, which will expire in 2012, covering an immunoassay for soluble fibrin using the Company's proprietary fibrin-specific monoclonal antibody as a method of detecting a thrombotic event, such as myocardial infarction. ABS has also been issued United States Patent No. 5,487,892, which will expire in 2014, covering use of the Company's proprietary fibrin-specific monoclonal antibody as an antithrombotic agent. ABS has further been issued United States Patent No. 5,723,126, which will expire in 2015, covering the use of the Company's propriety fibrin-specific monoclonal antibody in conjunction with a thrombolytic reagent for the treatment of thrombosis. ABS has been issued United States Patent No. 5,837,540, which will expire in 2016, covering a method of producing fibrin-specific antibody. ABS has also been issued United States Patent No. 5,843,690, which will expire in 2015, covering a method and an assay kit for the in vitro detection of the presence or amount of soluble fibrin polymers in a sample from a subject. ABS has also been issued United States Patent No. 5,871,737, which will expire in 2008, covering a fibrin-specific monoclonal antibody conjugated with a cytotoxic reagent. ABS has been issued United States Patent No. 6,080,384, which will expire in 2017, covering methods for radionuclide-labeling of biomolecules and kits utilizing the same. ABS has also been issued United States Patent No. 6,187,593, which will expire in 2008, covering a method for treatment for fibrin encapsulated tumor using MH1 conjugated with a cytotoxic reagent.

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

         The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy. ABS has the exclusive license for United States Patent No. 5,786,380, which will expire in 2015, covering a method of reducing seizure activity in an individual by administering an anti-epileptic composition that contains ABS-103. Six patents protect this technology on behalf of the Company which include patents in the United States and Europe. The European Patent has been activated in 16 European countries. ABS has filed additional patent applications in the United States and other foreign jurisdictions to further protect this technology. Exclusive worldwide rights have also been obtained by the Company for technologies relating to certain fluorinated anti-convulsant compounds. United States Patent

No. 6,184,401 issued on February 6, 2001 relating to this technology and will expire on June 22, 2019. Another United States patent application and six foreign applications are pending relating to these technologies. The Company also has exclusive rights relating to the use of ABS-103 to treat migraine and affective illness. One United States and 22 foreign applications are pending relating to this technology. The Company has received a Notice of Allowance from the United States Patent and Trademark Office indicating that the United States application is in proper form for allowance. Technology for the enantioselective synthesis of valproic acid analogues is also exclusively licensed to the Company. One United States and two foreign applications are pending relating to this technology.

         The Company also has exclusive worldwide rights in technology related to certain novel neurotrophic methods and compositions. United States Patent No. 5,672,746 was issued September 30, 1997. A reissue application for this patent has been allowed. Foreign applications to protect this technology worldwide are pending. Ono Pharmaceutical, Ltd., ("Ono"), has filed third party observations in the patent applications relating to the neurotrophic compounds in the Japan and Australian patent offices, as well as the European Patent Office. These applications remain pending and the Company is continuing their prosecution. ABS has filed a reissue application of its United States Patent No. 5,672,746 to provide the United States Patent and Trademark Office an opportunity to examine this patent in light of the issues raised by Ono. The Company has received a Notice of Allowance from the United States Patent and Trademark Office indicating that the patent will be reissued. On November 30, 1998, the United States Patent and Trademark office declared an interference between an application of Ono and one of the Company's applications related to its 5,672,746 patent to determine the priority of invention of commonly claimed subject matter. The Company resolved the interference in the United States Patent and Trademark Office. The Company received a judgment that permits it to pursue patent protection relating to the use of ABS-205 as a therapeutic with claims which were previously allowed prior to the interference.

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

         Exclusive Licenses. The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy, migraine and affective disorder. ABS has the exclusive license for United States Patent No. 5,786,380, which will expire in 2015, covering a method of reducing seizure activity in an individual by administering an anti-epileptic compound that contains ABS-103. Patents protect this technology on behalf of the Company in the United States and the European Patent Office. The European Patent has been activated in 16 European countries. ABS has filed additional patent applications in the United States and other foreign jurisdictions to further protect this technology. The Company has also received a Notice of Allowance from the United States Patent and Trademark Office indicating that a patent application relating to the use of ABS-103 for the treatment of migraine is allowable. Technology relating to the enatioselective synthesis of valproic acid analogues such as ABS-103 is also exclusively licensed to the Company.

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

         Trade Secrets. With respect to certain aspects of its technology, ABS currently relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to protect its potential commercial position. Relationships between ABS and its scientific consultants and collaborators may provide access to the Company's know-how, although, ABS has generally entered into confidentiality agreements with the parties involved. Similarly, ABS' employees and consultants have entered into agreements with the Company which require that they forebear from disclosing confidential information of ABS and that they assign to the Company all rights in any inventions made while in ABS' engagement relating to Company activities. However, members of the Company's Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the businesses of which may conflict with or compete with ABS, and any inventions discovered by such individuals as part of their agreement with third parties will not become the property of ABS. There can be no assurance that trade secrets will be developed and maintained, that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, employees, collaborators or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the ownership of such information which may not be resolved in favor of ABS. See "-- Scientific Advisory Committee."

         Trademarks. ABS owns trademarks registered with the United States Patent and Trademark Office for the names FiF(R), Global Scientific Network(R) and Cadkit(R). Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis, subject to the rights of third parties to seek cancellation of the marks. ABS has filed other trademark applications, including TpP(TM), and may claim common law trade name rights as to other potential products. It anticipates filing additional trademark applications in the future. ABS does not believe that any of its trademarks (or applied for trademarks) is material to its business.

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

         Regulation of In Vitro Products. Some in vitro diagnostic products are regulated as medical devices and can be approved by the Food and Drug Administration (FDA) under a process known as a "510(k)." This procedure is available if the proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 28, 1976 or is lawfully marketed under a 510(k) approval (a "predicate device"). When a 510(k) review is used, a sponsor is required to submit a pre-market notification to the FDA. ABS cannot proceed with commercial sales of such products for diagnostic use in the United States until it receives 510(k) clearance from the FDA. In the event that the FDA requests additional information for the pre-market notification, this could result in multiple cycles of submissions, each potentially involving additional review periods until 510(k) clearance is granted or the FDA determines that the device is not substantially equivalent.

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

MANUFACTURING

         While ABS has produced a limited quantity of monoclonal antibodies for testing and evaluation of its in vitro products, there can be no assurances that ABS will be able to either finance or meet FDA regulations for good manufacturing practices required in order to convert and operate its facility for commercial production of such products. ABS does not intend to establish its own manufacturing operations for its in vivo products unless and until, in the opinion of management of ABS, the size and scope of its business and its financial resources so warrant. It is the Company's intention to enter into manufacturing agreements, joint ventures or license agreements for the manufacture of monoclonal antibodies. Each joint venture partner or contract manufacturer participating in the process of manufacturing the Company's monoclonal antibody must comply with FDA regulations and provide documentation to support that part of the manufacturing process in which it is involved. ABS has contracted with several different GMP manufacturers for the production of antibodies. Starting in February 2000, the Company has manufactured and assembled TpP kits in house at the Stellar facility in Columbia, Maryland. The Stellar facility presently complies with GMP regulations and has received International Standards Organization ("ISO") 9001 series certification.

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

         Members of the Scientific Advisory Committee review the feasibility of the Company's proposed research and development programs review the progress of programs undertaken and assist in establishing both the scientific goals of ABS and the priorities of its product development. Members of the Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the business of which may conflict or compete with ABS. Any inventions discovered by such individuals as part of their agreements with third parties will not become the property of ABS. These individuals are not required to devote any, and are expected to devote only a small portion, of their time to ABS, and are not expected to actively participate in the development of the Company's technology. It is possible regulations or policies now in effect or adopted in the future might limit the ability of the scientific advisors to continue their relationship with ABS. Members of the Scientific Advisory Committee were used on an informal basis for consultations in 2000.

         Members are paid $1,000 per meeting attended, plus expenses. Members of the Scientific Advisory Committee have been granted ten year options to purchase from 5,000 to 25,000 shares of Class A Common Stock from the Company. As of December 31, 2000, there were outstanding options for an aggregate of 416,250 shares held by members of the Scientific Advisory Committee, at exercise prices ranging from $.28 per share to $7.75 per share. The 2000 cash payments to the advisors for informal meetings and other consultations as a group were approximately $37,000. Certain members of the Committee are associated with institutions with which ABS has undertaken or may in the future undertake collaborative research efforts. Arrangements with these institutions may result in a member of the Scientific Advisory Committee receiving royalties or other compensation from that institution or from ABS if such member works as a scientist in the collaborative effort.

         The members of the Scientific Advisory Committee have no general fiduciary duties to ABS, have entered into limited confidentiality agreements and may, in their discretion, engage in activities which are competitive with those engaged in by the Company. The members of the Committee as of March 16, 2001 are:

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

         Gustav Victor Rudolf Born, M.D., D. Phil., F.R.S., is presently Research Director of The William Harvey Research Institute at St. Bartholomew's Hospital Medical College, London, England, and Emeritus Professor of Pharmacology in the University of London. Among Professor Born's distinctions, appointments and activities are: Fellowship and Royal Medal of the Royal Society; Foundation President of the British Society for Thrombosis and Haemostasis; Corresponding Member of the Belgian Royal Academy of Medicine; Professor of the Foundation de France, Paris; Robert Pfleger, Paul Morawitz and Alexander-von- Humbolst Prizes; Honorary Life Member of the New York Academy of Sciences; Medical Advisor of the Heineman Medical Research Center, Charlotte, North Carolina; Honorary Doctorates from eight universities, including Brown and Loyola; Gold Medal for Medicine, Jung Foundation.

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

         Heinz Nau, Ph.D., is presently Professor and Chairman, Department of Food Toxicology at the School of Veterinary Medicine in Hannover, Germany. He obtained his Ph.D. degree in Chemistry from the University Innsbruck, Austria. He then did post-doctoral work at

Massachusetts Institute of Technology, Cambridge, Massachusetts, and was a Professor at the Institute of Toxicology and Embryopharmacology in Berlin, Germany. Dr. Nau holds an Honorary Doctorate from the University of Uppsala, Sweden, and is currently President of the European Teratology Society, and a Member of the Scientific Committee of Food at the European Commission in Brussels, Belgium, as well as a member of the International Federation of Teratological Societies. He has published over 350 scientific papers and is an editor of several books. He won the Warkany Award of the American Teratology Society (1996) and the year 2000 prize for Development of Alternatives to Experimental Animal Testing.

         Rem V. Petrov, M.D., is currently Vice-President of Russian Academy of Sciences, Moscow, Russia and chief of the Immunology Department of the Institute of Bioorganic Chemistry of the Academy. His main scientific interests are in the fields of Immunogenetics (genetical control of Immune response, interactions of syngeneic and nonsyngeneic cells) and Immunobiotechnology (artificial immunogens and vaccines, immunopharmacology-myelopeptides and other natural immunomodulators).

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

         John H. Proctor, Ph.D., Fellow and formerly Secretary General of the World Academy of Art and Science from 1986-1997, Life Fellow and Past President of the Washington Academy of Sciences in Washington, D.C., a full member of the Russian Academy of Sciences and a corresponding member of the Spanish Royal Academy of Sciences. He has facilitated national and international technology transfer, organizational development and productivity improvement projects for over thirty years. Dr. Proctor has written three books and has published eighty technical papers.

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

PERSONNEL

         As of March 16, 2001, ABS had 29 full time employees and 4 part-time employees. Of the full-time employees, 6 are research and development personnel, including 3 Ph.D.s, 9 are manufacturing personnel, and the rest are executive and administrative personnel.

         ABS' Executive Vice President is party to an employment agreement with the Company ending September 30, 2001. This officer also is party to an agreement with ABS to keep corporate information with regard to the business of the Company confidential during and subsequent to employment with ABS.

         None of ABS' employees is represented by a labor organization. ABS believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective personnel.

ITEM 2.           PROPERTIES

         ABS leases 6,000 square feet of office space in Copiague, New York under a lease expiring July 2001 (with an annual base rent of $41,000), which it intends to renew, and office space in Dublin, Ireland under a short-term arrangement.

         ABS' subsidiary, Stellar, has a lease covering 16,000 square feet in Columbia, Maryland, with an annual base rent of $184,000 and a term ending March 31, 2006. ABS has terminated its lease with Boston University and has consolidated its research and development activities at Stellar's facility.

ITEM 3.           LEGAL PROCEEDINGS

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's Class A Common Stock (the "Common Stock") was traded on the Nasdaq National Market under the trading symbol "MABXA" until December 6, 1999 and on the Nasdaq Smallcap Market from December 6, 1999 to January 6, 2000 under the trading symbol "MABAC." Between January 6, 2000 and July 10, 2000, the Common Stock has traded on the OTC Bulletin Board under the symbol "MABA." Since July 11, 2000, the Common Stock has traded on the Nasdaq SmallCap Market under the symbol "MABA". The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated, as reported by the appropriate market, without retail mark-ups, mark-downs or commissions.

Fiscal Years                                             High              Low
------------                                            -----             -----

2000
First Quarter                                           $6.41             $ .38
Second Quarter                                           2.66              1.22
Third Quarter                                            2.84              1.50
Fourth Quarter                                           1.69               .53

1999
First Quarter                                           $1.44             $ .84
Second Quarter                                           1.22               .94
Third Quarter                                            1.16               .25
Fourth Quarter                                            .66               .28

         There were approximately 623 holders of record of Common Stock as of March 16, 2001 (exclusive of stockholders whose shares are held in street name by brokers, depositories and other institutional firms).

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



                                                            For the Year Ended December 31,
                                     --------------------------------------------------------------------------
                                         2000          1999             1998           1997            1996
                                     -----------   ------------    ------------    ------------    ------------
Operating Results
Revenues:
     Sales                            $1,629,000     $1,361,000      $1,197,000      $  150,000              --
     Royalties/License                $  502,000             --              --              --              --
     Collaborative Agreements         $  157,000     $   82,000              --      $    9,000      $   54,000
  Net Loss                           ($3,775,000)   ($5,351,000)    ($7,548,000)    ($7,147,000)    ($7,700,000)
  Net Loss attributable to common    ($6,225,000)   ($5,351,000)    ($7,548,000)    ($7,147,000)    ($7,700,000)
  stockholder
  Net Loss Per Share
     Basic and Diluted                     ($.14)         ($.14)          ($.29)          ($.35)          ($.45)
  Weighted Average Shares             43,475,000     39,266,000      25,740,000      20,223,000      17,209,000



                                                                   As of December 31,
                                     --------------------------------------------------------------------------
                                         2000          1999            1998            1997            1996
                                     -----------   ------------    ------------    ------------    ------------
Working Capital (Deficit)             $1,377,000    ($1,436,000)     $2,947,000      $4,761,000     $13,697,000
Total Assets                          $5,086,000     $3,938,000      $6,514,000      $9,388,000     $16,473,000
Long-Term Debt                           $78,000        $33,000         $56,000          $8,000     $10,319,000
Total Liabilities                       $646,000     $2,360,000        $918,000      $2,705,000     $10,931,000
Accumulated Deficit                 ($68,539,000)  ($62,314,000)   ($56,963,000)   ($49,415,000)   ($42,268,000)


         ABS has not paid any cash dividends on its Common Stock since its inception.

SELECTED QUARTERLY DATA

         Summarized unaudited quarterly financial data for the year ended December 31, 2000 and 1999 was as follows:




                                                       For the Quarter Ended
                                     ---------------------------------------------------------
                                     Mar 31, 2000   Jun 30, 2000   Sep 30, 2000   Dec 31, 2000
                                     ------------   ------------   ------------   ------------
  Revenues:
     Sales                               383,000        461,000        367,000        418,000
     Royalties/License                   500,000           --             --            2,000
     Collaborative Agreements             76,000         15,000         51,000         15,000
                                      ----------     ----------     ----------     ----------
       Total Revenues                    959,000        476,000        418,000        435,000
  Gross profit                           227,000        329,000        208,000        248,000
  Loss from operations                  (517,000)    (1,083,000)    (1,030,000)    (1,266,000)
  Net Loss                              (498,000)    (1,034,000)      (997,000)    (1,246,000)
  Preferred stock dividend related
  to warrants                         (2,450,000)          --             --
  Net loss attributable to common
  stockholders                        (2,948,000)    (1,034,000)      (997,000)    (1,246,000)
  Basic and diluted net loss per
  share                                    (0.07)         (0.02)         (0.02)         (0.03)






                                                       For the Quarter Ended
                                     ---------------------------------------------------------
                                     Mar 31, 1999   Jun 30, 1999   Sep 30, 1999   Dec 31, 1999
                                     ------------   ------------   ------------   ------------
  Revenues:
     Sales                              292,000         343,000        353,000        373,000
     Royalties/License                       --              --             --             --
     Collaborative Agreements            40,000          39,000          3,000           --
                                     ----------      ----------     ----------     ----------
          Total Revenues                332,000         382,000        356,000        373,000

  Gross profit                          174,000         196,000        199,000        194,000
  Loss from operations               (1,490,000)     (1,554,000)    (1,140,000)    (1,184,000)
  Net Loss                           (1,471,000)     (1,550,000)    (1,141,000)    (1,189,000)
  Basic and diluted net loss per
  share                                   (0.04)          (0.04)         (0.03)         (0.03)


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

         On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the respective acquisition agreement anniversary dates. On April 23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares). On April 24, 2000, the Company made the second contingent payment of $20,000 in Class A Common Stock (10,811 shares). (see Note 5 to the Consolidated Financial Statements)

         On January 27, 2000, ABS granted to Abbott an exclusive worldwide license to its ABS-103 neurocompound. In consideration for the license, Abbott paid ABS an initial non-refundable license fee of $500,000 and agreed to pay up to $17 million of milestone payments depending upon successfully reaching development milestones plus customary royalties on commercial sales. In addition, Abbott purchased 2,782,931 shares of Class A Common Stock for $1.5 million. (See Note 8 to the Consolidated Financial Statements.)

         On February 3, 2000, ABS entered into a Stock Purchase Agreement with Biotechnology Value Fund and the Company's chairman Mr. Roach relating to the issuance of Series A Convertible Preferred Stock plus warrants for a total of $3.5 million. (See Note 8 to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its research and development activities to date principally from (i) the sale of Common Stock issued in an initial public offering, (ii) the exercise of the Class A and Class B Warrants issued in the initial public offering, (iii) private placements of Convertible Debentures, Convertible Preferred Series A Stock and Class A Common Stock, (iv) the exercise of stock options and warrants, (v) capital contributions to ABS by it's CEO and Chairman of the Board, (vi) initial license fee payments and fees from collaborative contract services and (vii) the income on funds invested in bank deposits, United States Treasury bills and notes and other high grade liquid investments.

         ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology and monoclonal antibody programs and in the development and commercialization of a rapid assay format for TpP, as well as in the FDA approval process relating to additional 510(k) filings for TpP and Stellar's products.

         As of December 31, 2000, ABS, had working capital of $1,377,000, compared to a negative working capital of $1,436,000 at December 31, 1999. Additionally, the Company had cash and cash equivalents of $1,194,000 at December 31, 2000. As of March 16, 2001 the Company's cash and cash equivalents had decreased to approximately $506,000. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company will require the receipt of additional licensing fees and milestone payments, additional financing or the disposition of assets. If this does not occur, the Company will be required to carry out a significant cash conservation program to carry it beyond the next few months. Due to the uncertainties involved in the receipt of milestone payments and additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, the Company's independent public accountants have qualified their audit opinion with regard to the Company's ability to continue as a going concern.

         In order to address the need for additional capital, ABS is actively seeking to license certain of its products and is aggressively working on those matters within its control with respect to achievement of contractual milestones for milestone payments. The Company's current products which it is aggressively seeking to license include TpP, MH1, and the ABS-205 neurobiology compound. If it is successful in licensing some of these products, the licensees might provide additional funding or might perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise which will indirectly lead to revenue for the Company. The Company is also discussing collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guaranty that it will be successful in generating funding from these sources.

         In addition the Company has entered into preliminary discussions with a number of potential investors and private placement agents concerning additional financing. However, in the current economic environment, financing has become more difficult to obtain, including within the biotechnology industry, and there is no guaranty that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all. The Company's failure to raise sufficient additional funds, either through licensing, milestone payments or co-marketing activities or additional financing, will have a material adverse effect on its financial condition and ability to continue as a going concern.

         During fiscal year 2000, the Company's cash and cash equivalents increased by $1,101,000 to $1,194,000, primarily from financing activities ($5,489,000) offset by cash used in operating activities ($4,153,000) and cash used in investing activities ($235,000). Net cash of $4,153,000 was used to fund the Company's cash loss from operations of $3,122,000 (net of non cash expenses of $328,000 for depreciation and amortization and $325,000 incurred in connection with the issuance of stock and warrants). Net cash of $1,031,000 was used by changes in operating assets and liabilities, primarily as a result of a decrease in accounts payable and accrued expenses ($1,064,000), an increase in inventory ($20,000) an increase in other assets ($22,000) partially offset by a decrease in accounts receivable ($65,000), a decrease in other current assets ($2,000) and an increase in interest payable to stockholder ($8,000). Cash used in investing activities was for capitalized patent costs ($203,000) and the purchase of equipment ($32,000). Financing activities provided $5,489,000 as a result of the cash proceeds from the sale of Series A Convertible Preferred Stock ($3,000,000), the sale of Class A Common Stock to Abbott ($1,500,000), the exercise of stock options and warrants ($1,235,000), additional loans from the Company's Chairman ($81,000) partially offset by the repayment of loans to the Company's Chairman of $291,000 ($500,000 of the loan payable to the Chairman was converted into Series A Convertible Preferred Stock) and payments of other notes payable ($36,000). The Company entered into a capital lease obligation of $87,000 for the acquisition of new computers, network and software which is disclosed as Supplemental Non-cash Activities. The warrants issued of $2,792,000 represents the noncash fair value of the warrants issued to BVF and Mr. Roach in the private placement of Preferred Stock ($2,450,000) and warrants issued to an investor relations consultant ($342,000), both determined by using an option-pricing model.

         At December 31, 2000, ABS had net operating loss carryforwards of approximately $63,000,000 for income tax purposes. The net operating loss carryforwards will expire in varying amounts through 2020. In addition, ABS has approximately $1,300,000 of available research and development tax credits to offset future taxes. These credits expire through 2020. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ABS has recorded a valuation allowance of $64,300,000 to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with ABS' 1990 initial public offering at which time ABS' tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 2000, $4,900,000 million of net operating losses is no longer subject to this limitation.

RESULTS OF OPERATIONS

         ABS has not generated any significant revenues from the sale of any products. Revenues from inception through December 31, 2000 of $6,380,000 are attributable to nonrefundable initial license fees and collaborative research agreements, sales of TpP and FiF and, since April 1998, sales of Stellar products. As a result of ABS' substantial start-up expenses and minimal revenues, ABS had an accumulated deficit of $68,539,000 as of December 31, 2000. ABS' research and development expenses are anticipated to be substantial for the foreseeable future and ABS expects to continue to incur significant operating losses.

         ABS initiated its marketing efforts for TpP and FiF in the microtiter plate format in November 1997. TpP kits have been marketed through European, Japanese and United States distributors as well as direct sales to specialty laboratories and research hospitals. ABS' efforts in 2001 will be directed toward entering into license agreements for TpP, FiF, MH1 and ABS-205, adding new distributors and specialty labs for TpP, launching the rapid assay format
(POC) of TpP upon approval of the 510K filed with the FDA and continue clinical studies with TpP to expand into other clinical indications. ABS' efforts will also be directed to expanding Stellar's revenue based by adding new distributors and increasing the sales force. ABS has licenses for TpP with Abbott and Roche in the automated instrument format and a license for 45J with Yamanouchi. ABS does not have any performance obligations under these agreements. In order to market the product the licensees will be required to file for the appropriate governmental clearances. ABS has a sufficient quantity of antibodies to initially supply these licensees. Management believes that the POC format will increase the commercial potential of the TpP test and encourage the licensees to complete the commercialization process under these agreements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         ABS' net loss for the year ended December 31, 2000 was $3,775,000 compared to $5,351,000 for the year ended December 31, 1999. The decrease in the loss was primarily the result of the license fee of $500,000 received under the Abbott license agreement, increased product sales by Stellar, reduced R&D and SG&A expenses and increased investment income.

         Sales during fiscal year 2000 of $1,629,000 increased $268,000 or 20% over the fiscal year 1999. Sales of Stellar products increased 20% and sales of TpP remained flat. Royalties and license fees increased $502,000 due to the license fee received in connection with the Abbott agreement and $2,000 of royalties received from the Trevigen agreement. Collaborative agreements increased by $75,000 due to an increase in research contracts.

         Cost of sales increased $19,000 during 2000 compared to 1999 resulting from increases in sales. Cost of sales as a percentage of sales decreased 6% from 44% during 1999 compared to 38% during 2000. The decrease was due to increased volume and manufacturing efficiencies at the Stellar facility on both Stellar products and in-house production of TpP kits.

         Research and development expenses decreased $399,000 from $1,725,000 in 1999 to $1,326,000 in 2000 primarily from the full year of cost saving program implemented in 1999 as well as cost savings from the consolidations of operations at Stellar.

         Selling, general and administrative expenses decreased $247,000 from $4,488,000 in 1999 to $4,241,000 in 2000, as a result of reduced personnel costs and other general costs associated with the cost saving program implemented in 1999 and continued throughout fiscal 2000, a decrease in travel and meeting costs, offset in part, by increased professional service costs relating to the Abbott license agreement and other contracts.

         Interest expense increased by $3,000 from $16,000 in 1999 to $19,000 in 2000, resulting primarily from the loans payable to the Company's Chairman.

         Investment income increased $111,000, from $29,000 in fiscal year 1999 to $140,000 in fiscal year 2000, as a result of higher average cash balances.

         The preferred stock dividend of $2,450,000 relates to the fair value of warrants issued in connection with a private placement represents the noncash fair value of the warrants issued to BVF and Mr. Roach, determined by using an option-pricing model, in the private placement. See Note 8 of the Notes to Consolidated Financial Statements on Page F-15 of this Form 10K for a more detailed description of this transaction.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in ABS' Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to ABS' 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         (a) 1. and 2. Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of ABS are annexed hereto immediately following the signature page of this Report.

                                                                                           Page
                                                                                       ------------

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

Consolidated Balance Sheets                                                             F-3

Consolidated Statements of Operations                                                   F-4

Consolidated Statements of Cash Flows                                                   F-5

Consolidated Statements of Stockholders' Equity                                         F-6 - F-8

Notes to Consolidated Financial Statements                                              F-9 - F-28

Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

         (b)      Exhibits

Exhibit No.          Description
-----------          -----------
3.1                  Restated Certificate of Incorporation of ABS, as filed with the Secretary of State of Delaware on July 30, 1996 and
                     amended through March 3, 2000. Incorporated herein by
                     reference to Exhibit 3.1 to ABS' Form 10-K for the fiscal
                     year ended December 31, 1999, File No. 0-19041.

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

4.4(a)               Securities Purchase Agreement, dated as of February 3,
                     2000, among ABS and Biotechnology Value Fund, L.P.,
                     Biotechnology Value Fund II, L.P., Investment 10 L.L.C. and
                     Alfred J. Roach. Incorporated  herein by reference to
                     Exhibit 4.4(a) to ABS' Form 10-K for the fiscal year ended
                     December 31, 1999, File No. 0-19041.

4.4(b)               Registration Agreement, dated as of March 3, 2000, among
                     ABS and  Biotechnology  Value  Fund, L.P., Biotechnology
                     Value Fund II, L.P., Investment 10 L.L.C. and Alfred J.
                     Roach. Incorporated herein by reference to Exhibit 4.4(b) to ABS' Form 10-K, for the fiscal year ended December 31, 1999, File No. 0-19041.

4.4(c)               Form of Warrant issued to Redington, Inc. (one of three
                     Warrants substantially

Exhibit No.          Description
-----------          -----------
                     identical except for the date and price information.
                     Incorporated  herein  by  reference  to  Exhibit 4 to ABS'
                     Registration Statement on Form S-3, file number 333-36116, filed with the Commission on May 2, 2000.

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

10.1(c)+*            Memorandum of Understanding dated January 4, 2001 between
                     ABS and Mr. John S.North.

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

10.2(c)+ ABS' 1996 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.2(c) to Form 10-K for the fiscal year ended December 31, 1999, File No. 0-19041.

10.2(d)+ ABS' 2000 Stock Option Plan. Incorporated herein by reference to Exhibit 99.01 to ABS' Registration Statement on Form S-8, File No. 33-45644.

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

     March 28, 2001                     AMERICAN BIOGENETIC SCIENCES, INC.
---------------------------
          (Date)                                  (Registrant)

                                        By:  /s/ Josef C. Schoell
                                             -----------------------------------
                                             Josef C. Schoell
                                             President, Chief Operating Officer,
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     March 28, 2001                       /s/ Alfred J. Roach
-----------------------                   --------------------------------------
        (Date)                            Alfred J. Roach, Chairman of the
                                          Board of Directors and Chief
                                          Executive Officer

     March 28, 2001                       /s/ Josef C. Schoell
-----------------------                   --------------------------------------
        (Date)                            Josef C. Schoell, President, Chief
                                          Operating Officer,
                                          Chief Financial Officer and Director

     March 28, 2001                       /s/ Timothy J. Roach
-----------------------                   --------------------------------------
        (Date)                            Timothy J. Roach, Secretary,
                                          Treasurer and Director

     March 28, 2001                       /s/ Ellena M. Byrne
-----------------------                   --------------------------------------
        (Date)                            Ellena M. Byrne, Executive
                                          Vice President and Director

     March 28, 2001                       /s/ Joseph C. Hogan
-----------------------                   --------------------------------------
        (Date)                            Joseph C. Hogan, Director


     March 28, 2001                       /s/ Joseph M. Danis
-----------------------                   --------------------------------------
        (Date)                            Joseph M. Danis, Director


     March 28, 2001                       /s/ Glenna M. Crooks
-----------------------                   --------------------------------------
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

Notes to Consolidated Financial Statements                            F-9 - F-28



         Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To American Biogenetic Sciences, Inc.:

         We have audited the accompanying consolidated balance sheets of American Biogenetic Sciences, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (September 1, 1983) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses since inception and anticipates that it will continue to incur significant losses in the foreseeable future. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       ARTHUR ANDERSEN LLP


Melville, New York
March 23, 2001

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                              -------------------------------------
                                                                   2000                    1999
                                                              -------------            ------------
                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                    $  1,194,000             $     93,000
 Accounts receivable                                               146,000                  211,000
 Inventories                                                       531,000                  511,000
 Other current assets                                               74,000                   76,000
                                                              ------------             ------------
  Total current assets                                           1,945,000                  891,000
                                                              ------------             ------------
Fixed assets, net                                                  477,000                  476,000

Patent costs, net of accumulated amortization
 of $633,000 and $502,000, respectively                          1,967,000                1,895,000

Intangible assets, net                                             599,000                  657,000

Other assets                                                        98,000                   19,000
                                                              ------------             ------------
                                                              $  5,086,000             $  3,938,000
                                                              ------------             ------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                        $    368,000             $  1,581,000
 Current portion of capital lease obligation                        16,000                        -
 Current portion of notes payable                                  184,000                  746,000
                                                              ------------             ------------
  Total current liabilities                                        568,000                2,327,000
                                                              ------------             ------------

Long Term Liabilities:
 Notes payable, less current portion                                 7,000                   33,000
 Capital lease obligation                                           71,000                        -
                                                              ------------             ------------
  Total liabilities                                                646,000                2,360,000
                                                              ------------             ------------

Commitments and Contingencies (Notes 1, 5, 8, 10 and 11)

STOCKHOLDERS' EQUITY:
 Series A convertible preferred stock, par value
  $.001 per share 10,000,000 shares authorized; 7,000 and
  0 shares issued and outstanding, respectively
  (liquidation preference of $3,500,000)                                 -                        -

 Class A common stock, par value $.001 per share;
  100,000,000 shares authorized; 41,027,255 and 36,918,510
  shares issued and outstanding, respectively                       41,000                   37,000

 Class B common stock, par value $.001 per share;
  3,000,000 shares authorized; 3,000,000 shares
  issued and outstanding                                             3,000                    3,000

Additional paid-in capital                                      72,935,000               63,852,000

Deficit accumulated during the development stage               (68,539,000)             (62,314,000)
                                                              ------------             ------------
Total stockholders' equity                                       4,440,000                1,578,000
                                                              ------------             ------------
                                                              $  5,086,000             $  3,938,000
                                                              ------------             ------------


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                           For the Period
                                                                                                           From Inception
                                                                                                            (September 1,
                                                                  Year Ended December 31,                   1983) Through
                                                  ----------------------------------------------------       December 31,
                                                      2000                1999                 1998             2000
                                                  -----------         -----------         ------------     --------------
REVENUES:
Sales                                             $ 1,629,000         $ 1,361,000          $ 1,197,000       $  4,337,000
Royalties / license fees                              502,000                  -                    -           1,502,000
Collaborative agreements                              157,000              82,000                   -             541,000
                                                  -----------         -----------         ------------     --------------
                                                    2,288,000           1,443,000            1,197,000          6,380,000
COSTS AND EXPENSES:
Cost of sales                                         617,000             598,000              465,000          1,712,000
Research and development                            1,326,000           1,725,000            2,161,000         31,857,000
Selling, general and administrative                 4,241,000           4,488,000            4,432,000         37,822,000
Facility consolidation cost                                -                   -               252,000            252,000
                                                  -----------         -----------         ------------     --------------
Loss from operations                               (3,896,000)         (5,368,000)          (6,113,000)       (65,263,000)
                                                  -----------         -----------         ------------     --------------
OTHER INCOME (EXPENSE):
Interest expense                                      (19,000)            (16,000)            (614,000)        (4,391,000)
Net gain on sale of fixed assets                           -                4,000                    -             11,000
Investment income, net                                140,000              29,000              319,000          4,694,000
                                                  -----------         -----------         ------------     --------------
Loss before extraordinary charge                   (3,775,000)         (5,351,000)          (6,408,000)       (64,949,000)
Extraordinary charge for early
retirement of debentures, net                               -                   -           (1,140,000)        (1,140,000)
                                                  -----------         -----------         ------------     --------------
NET LOSS                                          $(3,775,000)        $(5,351,000)         $(7,548,000)      $(66,089,000)
Preferred stock dividend related to warrants       (2,450,000)                  -                    -         (2,450,000)
                                                  -----------         -----------         ------------     --------------
Net loss attributable to common stockholders      $(6,225,000)        $(5,351,000)         $(7,548,000)      $(68,539,000)
                                                  ===========         ===========         ============     ==============
PER SHARE INFORMATION (NOTE 2):

Basic and Diluted net loss per share                   $(0.14)             $(0.14)              $(0.29)
                                                  ===========         ===========         ============

Common shares used in computing per share
  amounts:
Basic and Diluted                                  43,475,000          39,266,000           25,740,000
                                                  ===========         ===========         ============


              The accompanying notes are an integral part of these
                            consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                     For the Period
                                                                                                                     From Inception
                                                                                                                      (September 1,
                                                                            Year Ended December 31,                   1983) Through
                                                            ----------------------------------------------------       December 31,
                                                                2000                1999                 1998             2000
                                                            -----------         -----------         ------------     --------------
Cash Flows From Operating Activities:
Net income (loss)                                           $(3,775,000)        $(5,351,000)        $ (7,548,000)     $(66,089,000)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Depreciation and amortization                                   328,000             318,000              497,000         3,368,000
Net (gain) loss on sale of fixed assets                              -               (4,000)                  -            (11,000)
Net (gain) loss on sale of marketable securities                     -                   -                    -           (217,000)
Other noncash expenses accrued primarily for
  stocks and warrants                                           325,000             502,000              306,000         2,869,000
Amortization of debt discount included in interest expense           -                   -               317,000         2,160,000
Extraordinary loss on repurchase of debt                             -                   -             1,140,000         1,140,000
Write-off of patent costs                                            -                   -                    -             93,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                       65,000             (34,000)             (69,000)          (38,000)
(Increase) decrease in inventories                              (20,000)             34,000              (91,000)         (373,000)
(Increase) decrease in other current assets                       2,000             (36,000)               1,000           (74,000)
(Increase) decrease in other assets                             (22,000)              7,000                1,000            58,000
Increase (decrease) in accounts payable and
  accrued expenses                                           (1,064,000)            840,000              265,000           752,000
Increase in interest payable to stockholder                       8,000                 -                     -            120,000
                                                            -----------         -----------         ------------     --------------
  Net cash used in operating activities                      (4,153,000)         (3,724,000)          (5,181,000)      (56,242,000)
                                                            -----------         -----------         ------------     --------------
Cash Flows From Investing Activities:
Capital expenditures                                            (32,000)            (13,000)             (41,000)       (2,088,000)
Proceeds from sale of fixed assets                                   -                4,000                   -             22,000
Payments for patent costs and other assets                     (203,000)           (539,000)            (229,000)       (2,670,000)
Business acquisition, net of stock issued and cash acquired          -                   -              (119,000)         (119,000)
Proceeds from maturity and sale of marketable securities             -                   -                    -         67,549,000
Purchases of marketable securities                                   -                   -                    -        (67,332,000)
                                                            -----------         -----------         ------------     --------------
  Net cash provided by (used in) investing activities          (235,000)           (548,000)            (389,000)       (4,638,000)
                                                            -----------          ----------         ------------     --------------
Cash Flows From Financing Activities:
Payments to debentureholders                                         -                   -            (1,000,000)       (2,246,000)
Proceeds from issuance of common stock, net                   2,735,000             660,000            3,182,000        42,879,000
Proceeds from issuance of Series A convertible
  preferred stock                                             3,000,000                  -                    -          3,000,000
Proceeds from issuance of 5% convertible debentures, net             -                   -             3,727,000         3,727,000
Proceeds from issuance of 7% convertible debentures, net             -                   -                    -          8,565,000
Proceeds from issuance of 8% convertible debentures, net             -                   -                    -          7,790,000
Principal payments under capital lease obligation and
  notes payable                                                 (36,000)            (44,000)             (61,000)         (150,000)
Redemption of 8% convertible debentures                             -                    -              (500,000)         (500,000)
Repurchase of 5% convertible debentures                             -                    -            (3,852,000)       (3,852,000)
Capital contributions from chairman                                 -                    -                    -          1,000,000
Increase in loans payable to stockholder / affiliates            81,000             702,000                   -          3,452,000
Repayment of loans payable to stockholder / affiliates
(remainder contributed to capital by the stockholder)          (291,000)                 -                    -         (1,591,000)
                                                            -----------          ----------         ------------     --------------
  Net cash provided by (used in) financing activities         5,489,000           1,318,000            1,496,000        62,074,000
                                                            -----------          ----------         ------------     --------------
Net Increase (Decrease) in Cash and Cash Equivalents          1,101,000          (2,954,000)          (4,074,000)        1,194,000
Cash and Cash Equivalents at Beginning of Period                 93,000           3,047,000            7,121,000                 0
                                                            -----------          ----------         ------------     --------------
Cash and Cash Equivalents at End of Period                  $ 1,194,000         $    93,000         $  3,047,000     $    1,194,000
                                                            ===========         ===========         ============     ==============
Supplemental Disclosure of Non-cash Activities:
Capital expenditure made under capital lease obligation     $    87,000                  -                    -           $107,000
                                                            ===========         ===========         ============     ==============
Convertible debentures converted into 0, 0, 4,851,618,
  and 10,470,583 shares of Common Stock, respectively                -                   -          $  1,447,000      $ 14,658,000
                                                            ===========         ===========         ============     ==============
Warrants issued                                             $ 2,792,000                  -          $     63,000      $  3,380,000
                                                            -----------          ----------         ------------     --------------
Conversion of stockholder loan to preferred stock
  or paid-in capital                                        $   500,000                  -                    -       $  1,981,000
                                                            -----------          ----------         ------------     --------------

              The accompanying notes are an integral part of these
                            consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                            Deficit
                                                                                                           Accumulated
                                       Per     Class A Common Stock    Class B Common Stock   Additional   During the
                                      Share   ---------------------    --------------------    Paid-in     Development
                                      Amount    Shares     Dollars      Shares     Dollars     Capital       Stage         Total
                                     -------- ----------- ---------    ---------   --------  ------------ ------------   ----------
BALANCE, AT INCEPTION,
 (SEPTEMBER 1, 1983)                 $  -              -    $   -            0     $    -    $      -    $         -    $       -

Sale of common stock to chairman
  for cash                            .33          78,000       -            -          -       26,000             -        26,000
Net (loss) for the period                              -        -            -          -           -          (25,000)    (25,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------
BALANCE, DECEMBER 31, 1983                         78,000       -            -          -       26,000         (25,000)      1,000
                                              -----------  -------    ---------   --------   ---------    ------------  ----------

Sale of common stock to chairman
  for cash                            .33         193,500       -            -          -       65,000             -        65,000
Net (loss) for the period                              -        -            -          -           -         (242,000)   (242,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------
BALANCE, DECEMBER 31, 1984                        271,500       -            -          -       91,000        (267,000)   (176,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------

Sale of common stock to chairman
 for cash                             .33         276,700    1,000           -          -       92,000              -       93,000
Net (loss) for the period                                       -            -          -           -         (305,000)   (305,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------
BALANCE, DECEMBER 31, 1985                        548,200    1,000           -          -      183,000        (572,000)   (388,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------

Sale of common stock to chairman
  for cash                            .33         404,820       -            -          -      134,000              -      134,000
Net (loss) for the period                              -        -            -          -           -         (433,000)   (433,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------
BALANCE, DECEMBER 31, 1986                        953,020    1,000           -          -      317,000      (1,005,000)   (687,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------

Sale of common stock to chairman
  for cash                            .33          48,048       -            -          -       16,000             -        16,000
Net (loss) for the period                              -        -            -          -           -         (730,000)   (730,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------
BALANCE, DECEMBER 31, 1987                      1,001,068    1,000           -          -      333,000      (1,735,000) (1,401,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------

Exchange of common stock for
  Class B stock                                (1,001,068)  (1,000)   1,001,068      1,000           -             -             0
Sale of Class B stock to chairman
  for cash                            .33              -        -     1,998,932      2,000      664,000            -       666,000
Net (loss) for the period                              -        -            -          -            -      (1,031,000) (1,031,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------
BALANCE, DECEMBER 31, 1988                             -        -     3,000,000      3,000      997,000     (2,766,000) (1,766,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------

Net (loss) for the period                              -        -            -          -            -      (1,522,000) (1,522,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------
BALANCE, DECEMBER 31, 1989                             -        -     3,000,000      3,000      997,000     (4,288,000) (3,288,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------

Conversion of loans payable to
  stockholder into additional
  paid-in capital                                      -        -            -           -     1,481,000             -   1,481,000
Sale of 1,150,000 Units to public
  consisting of 3,450,000 shares of
  Class A common stock and warrants
  (net of $1,198,000 underwriting
  expenses)                          2.00       3,450,000    3,000           -           -    5,699,000              -   5,702,000
Conversion of Class B stock into
Class A stock                                     668,500    1,000     (668,500)     (1,000)         -               -           0
Net (loss) for the period                              -        -            -           -           -      (2,100,000) (2,100,000)
                                              -----------  -------    ---------   --------   ---------    ------------  ----------
BALANCE, DECEMBER 31, 1990                      4,118,500  $ 4,000     2,331,500   $  2,000  $8,177,000   $ (6,388,000) $1,795,000
                                              -----------  -------    ---------   --------   ---------    ------------  ----------


              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                            Deficit
                                                                                                           Accumulated
                                       Per     Class A Common Stock    Class B Common Stock   Additional   During the
                                      Share   ---------------------    --------------------    Paid-in     Development
                                      Amount    Shares     Dollars      Shares     Dollars     Capital       Stage         Total
                                     -------- ----------- ----------   ---------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1990            $         4,118,500     $4,000   2,331,500    $ 2,000   $ 8,177,000 $ (6,388,000) $ 1,795,000

Exercise of Class A Warrants
  (net of $203,000
in underwriting expenses) for cash     3.00     3,449,955      3,000          -          -     10,143,000           -    10,146,000
Exercise of Class B Warrants for cash  4.50        79,071         -           -          -        356,000           -       356,000
Conversion of Class B stock
into Class A stock                                850,000      1,000    (850,000)    (1,000)           -            -            -
Exercise of stock options              2.00       417,750      1,000          -          -        835,000           -       836,000
Fair Value for warrants issued                                    -                      -        900,000           -       900,000
Net (loss) for the period                                         -                      -             -    (4,605,000)  (4,605,000)
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1991                      8,915,276      9,000   1,481,500      1,000    20,411,000  (10,993,000)   9,428,000
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------

Exercise of Class B Warrants
  (net of $701,000 in underwriting
  expenses) for cash                   4.50      3,370,88      3,000          -          -     14,465,000           -    14,468,000
Conversion of Class B stock
into Class A stock                                106,000         -     (106,000)        -             -            -            -
Exercise of stock options              2.49       348,300      1,000          -          -        865,000           -       866,000
Net (loss) for the period                              -          -           -          -             -    (4,016,000)  (4,016,000)
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1992                     12,740,460     13,000   1,375,500      1,000    35,741,000  (15,009,000)  20,746,000
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------

Sale of common stock to Medeva PLC.    7.50       200,000         -           -          -      1,500,000           -     1,500,000
Exercise of stock options              2.00        32,700         -           -          -         65,000           -        65,000
Net (loss) for the period                              -          -           -          -             -    (6,521,000)  (6,521,000)
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1993                     12,973,160     13,000   1,375,500      1,000    37,306,000  (21,530,000)  15,790,000
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------

Exercise of stock options              2.16        91,250         -           -          -        197,000           -       197,000
Net (loss) for the period                                         -           -          -             -    (7,431,000)  (7,431,000)
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1994                     13,064,410     13,000   1,375,500      1,000    37,503,000  (28,961,000)   8,556,000
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------


Conversion of 8% convertible
  debentures into
  Class A Common Stock                 1.85       354,204         -           -          -        571,000           -       571,000
Exercise of stock options              1.82        12,750         -           -          -         23,000           -        23,000
Fair Value for warrants/options
  issued                                               -          -           -          -        602,000           -       602,000
Net (loss) for the period                              -          -           -          -             -    (5,607,000)  (5,607,000)
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1995                     13,431,364    $13,000   1,375,500    $ 1,000  $ 38,699,000 $(34,568,000) $ 4,145,000
                                              ----------- ----------   ---------   --------  ------------ ------------  -----------

              AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                           Accumulated
                                       Per    Class A Common Stock    Class B Common Stock   Additional   During the
                                      Share   ---------------------   ---------------------    Paid-in     Development
                                      Amount    Shares     Dollars      Shares     Dollars     Capital       Stage         Total
                                     -------- ----------- ----------  ----------   --------  ------------ ------------  -----------
Conversion of 8% convertible
  debentures into Class A
  Common Stock                        2.74      2,269,755   $ 2,000           -     $    -   $  5,483,000     $     -   $ 5,485,000
Exercise of stock options             2.53        569,875     1,000           -          -      1,438,000           -     1,439,000
Fair Value for warrants/options
  issued                                               -          -           -          -        330,000           -       330,000
Discount on 7% convertible
  debentures                                           -          -           -          -      1,843,000           -     1,843,000
Net (loss) for the period                              -          -           -          -             -    (7,700,000)  (7,700,000)
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1996                     16,270,994     16,000   1,375,500      1,000    47,793,000  (42,268,000)   5,542,000
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------


Conversion of 7% and 8% convertible
  debentures into Class A
  Common Stock                        2.93      2,995,006      3,000          -          -      7,152,000           -     7,155,000
Sale of Class B Common Stock to
  Chairman for cash                   2.23             -          -      350,000      1,000       778,000           -       779,000
Exercise of stock options             2.00         27,500         -           -          -         55,000           -        55,000
Fair Value for warrants issued                         -          -           -          -        149,000           -       149,000
Class A Common Stock issued           3.12         48,117         -           -          -        150,000           -       150,000
Net (loss) for the period                              -          -           -          -             -    (7,147,000)  (7,147,000)
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1997                     19,341,617     19,000   1,725,500      2,000     56,077,00  (49,415,000    6,683,000
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------


Conversion of 5%, 7% and 8%
  convertible debentures
  into Class A Common Stock           0.32      4,851,618      5,000          -          -      1,442,000           -     1,447,000
Sale of Class B Common Stock to
  Chairman for cash                   0.37             -          -    1,274,500      1,000       465,000           -       466,000
Exercise of stock options             1.75          4,000         -           -          -          7,000           -         7,000
Fair Value for warrants issued                         -          -           -          -        205,000           -       205,000
Class A Common Stock issued           1.06        163,915         -           -          -        174,000           -       174,000
Class A Common Stock issued for
  Stellar                             1.76        398,406      1,000                              699,000           -       700,000
Class A Common Stock issued for
  Private Placement                   0.25     10,800,000     11,000          -          -      2,689,000           -     2,700,000
Discount on 5% convertible
  debentures                                           -          -           -          -        762,000           -       762,000
Net (loss) for the period                              -          -           -          -             -    (7,548,000)  (7,548,000)
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1998                     35,559,556     36,000   3,000,000      3,000    62,520,000  (56,963,000)   5,596,000
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------

Sale of Class A Common Stock to
  Chairman for cash                   1.13        440,000         -           -          -        495,000           -       495,000
Exercise of stock options             0.61          5,250         -           -          -          3,000           -         3,000
Fair Value for warrants issued                         -          -           -          -        376,000           -       376,000
Class A Common Stock issued           0.50        913,704      1,000          -          -        458,000           -       459,000
Net (loss) for the period                              -          -           -          -             -    (5,351,000)  (5,351,000)
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 1999                     36,918,510     37,000   3,000,000      3,000    63,852,000  (62,314,000)   1,578,000
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------

Sale of Series A Convertible Preferred
Stock (7,000 shares)                                   -          -           -          -      3,500,000           -     3,500,000
Warrants issued with the Convertible
  Preferred Stock                                      -          -           -          -      2,450,000           -     2,450,000
Preferred stock dividend related
  to warrants                                          -          -           -          -             -    (2,450,000)  (2,450,000)
Exercise of stock options and
  warrants                            0.97      1,278,675      1,000          -          -      1,234,000           -     1,235,000
Fair Value for warrants issued                         -          -           -          -        342,000           -       342,000
Class A Common Stock issued           0.55      2,830,070      3,000          -          -      1,557,000           -     1,560,000
Net (loss) for the period                              -          -           -          -             -    (3,775,000)  (3,775,000)
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------
BALANCE, DECEMBER 31, 2000                     41,027,255    $41,000   3,000,000    $ 3,000  $ 72,935,000 $(68,539,000) $ 4,440,000
                                              ----------- ----------  ----------   --------  ------------ ------------  -----------


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

         The Company has had limited product sales to date and has had limited revenues from collaborative and licensing agreements (Note 10). Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing research and commercialization activities. The Company expects to incur substantial expenditures in research and product development of ABS205 and MH1 and the Food and Drug Administration approval process relating to 510(K) applications for its TpP and other diagnostic tests. Currently product development plans of the Company include entering into additional collaborative, licensing and co-marketing arrangements with pharmaceutical and or biotechnology companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company. In addition to the normal risks associated with a business engaged in research and development of new products, there can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain the necessary U.S. regulatory approvals (principally from the FDA), that any approved product will be a commercial success, that adequate product liability insurance can be obtained or that sufficient capital will be available when required to permit the Company to realize its plans. In addition, the Company operates in an environment of rapid changes in technology and in an industry, which has many competitors who have far more resources available to them than does the Company. Further, the Company is dependent upon the services of several key employees and advisors.

         As of December 31, 2000, ABS, had working capital of $1,377,000, compared to a negative working capital of $1,436,000 at December 31, 1999. Additionally, the Company had cash and cash equivalents of $1,194,000 at December 31, 2000. As of March 16, 2001 the Company's cash and cash equivalents had decreased to approximately $506,000. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company will require the receipt of additional licensing fees and milestone payments, additional financing or the disposition of assets. If this does not occur, the Company will be required to carry out a significant cash conservation program to carry it beyond the next few months. Due to the uncertainties involved in the receipt of milestone payments and additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, the Company's independent public accountants have qualified their audit opinion with regard to the Company's ability to continue as a going concern.

         In order to address the need for additional capital, ABS is actively seeking to license certain of its products and is aggressively working on those matters within its control with respect to achievement of contractual milestones for milestone payments. The Company's current products which it is aggressively seeking to license include TpP, MH1, and the ABS-205 neurobiology compound. If it is successful in licensing some of these products, the licensees might provide additional funding or might perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise which will indirectly lead to revenue for the Company. The Company is also discussing collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guaranty that it will be successful in generating funding from these sources.

         In addition the Company has entered into preliminary discussions with a number of potential investors and private placement agents concerning additional financing. However, in the current economic environment, financing has become more difficult to obtain, including within the biotechnology industry, and there is no guaranty that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all. The Company's failure to raise sufficient additional funds, either through licensing, milestone payments or co-marketing activities or additional financing, will have a material adverse effect on its financial condition and ability to continue as a going concern.

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

CASH EQUIVALENTS

         Cash equivalents include highly liquid investments, which have an original maturity of less than three months from date of purchase.

CONCENTRATION OF CREDIT RISK

         As of December 31, 2000, the Company had one customer whose balances exceeded 10% of the accounts receivable balance. This customer accounted for 50% of the accounts receivable balance. As of December 31, 1999, the Company had two customers whose balances exceeded 10% of the accounts receivable balance. These customers accounted for 35% and 24% of the accounts receivable balance, respectively.

         During fiscal year 2000, one customer accounted for 44% of the Company's sales, and a second customer accounted for 17% of the Company's sales. During fiscal year 1999, one customer accounted for 30% of the Company's sales, another customer accounted for 20% while a third customer accounted for 11% of the Company's sales. During fiscal year 1998, one customer accounted for 34% of the Company's sales, another customer accounted for 17% while a third customer accounted for 10% of the Company's sales.

INVENTORY

         Inventory is valued at the lower of cost (first-in, first-out) or market.

LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ABS periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset measured by the future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the underlying fair value of the assets. ABS has performed a review of its long-lived assets and has determined that no impairment of the respective carrying values has occurred as of December 31, 2000.

FIXED ASSETS

         Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is generally provided for by the straight-line method over the estimated useful lives of the assets. Laboratory equipment, office equipment and furniture are depreciated over five years. Leasehold improvements are amortized over the life of the lease, usually five years.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying value of all financial instruments reflected in the accompanying balance sheets approximated fair value at December 31, 2000 and December 31, 1999, respectively.

REVENUE RECOGNITION

         Revenue on product sales is recognized at the time the products are shipped, the customer accepts delivery and when collectibility is reasonably assured. Revenue from royalties and license fees are recognized when earned, provided that no significant performance obligations remain.

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

NET LOSS PER COMMON SHARE

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts. Diluted EPS for 2000, 1999 and 1998 is the same as Basic EPS because the inclusion of stock options, warrants and convertible debentures then outstanding would be anti-dilutive. For the purposes of the calculation of both basic and diluted EPS, Class A and Class B Common Stock have been treated as one class. The following equity instruments were not included in the diluted net loss per share calculation as their effect would be anti-dilutive:


                                                                      December 31,
                                                ------------------------------------------------------
                                                    2000                  1999                 1998
                                                ------------          -----------          -----------
Stock Options                                      5,179,619            5,905,252            4,398,250

                                      F-12

  Conversion of Preferred Series A Stock          7,000,000                   --                   --

  Warrants                                        8,187,814            1,039,295              709,445
                                                ------------          -----------          -----------
                                                 20,367,433            6,944,547            5,107,695
                                                ============          ===========          ===========

INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

COMPREHENSIVE INCOME

         In fiscal 1999 the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income (loss) and its components. The adoption of this statement had no impact on the Company's net income (loss) or shareholders' equity. For the fiscal years ended 2000, 1999 and 1998, the Company's operations did not give rise to items includable in comprehensive income (loss) which were not already included in net income (loss). Therefore, the Company's comprehensive income is the same as its net income (loss) for all periods presented.

DERIVATIVE INSTRUMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments. The adoption of SFAS No. 133 on January 1, 2001 was not material.

3.     INVENTORIES

       INVENTORIES CONSIST OF THE FOLLOWING:

                                                               December 31,
                                                      ------------------------------
                                                          2000               1999
                                                      -----------         ----------
       Raw Materials                                     $328,000           $334,000
       Work in Progress                                   132,000             71,000
       Finished Goods                                      71,000            106,000
                                                      -----------         ----------
                                                         $531,000           $511,000
                                                      ===========         -=========

4.     FIXED ASSETS
       FIXED ASSETS CONSISTS OF THE FOLLOWING:

                                                                December 31,
                                                      ------------------------------
                                                          2000               1999
                                                      -----------        -----------
       Laboratory equipment                            $1,301,000         $1,279,000
       Office equipment and furniture                     523,000            523,000
       Leasehold improvements                             514,000            514,000
       Equipment under capital lease                       87,000                  -
                                                      -----------        -----------
                                                        2,435,000          2,316,000
       Accumulated depreciation and amortization       (1,958,000)        (1,840,000)
                                                      -----------        -----------
                                                         $477,000          $ 476,000
                                                      ===========        ===========

         Depreciation and amortization of fixed assets was $118,000, $122,000 and $237,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.       ACQUISITION

         On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. On April 23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares). On April 24, 2000, the Company made the second contingent payment of $20,000 in Class A Common Stock (10,811 shares). The Acquisition was accounted for by the purchase method. Results of operations of Stellar have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of $791,000 has been allocated to intangible assets (intellectual know-how of $100,000 and goodwill of $691,000) and is being amortized over a 10-year period. Any additional future payments required under the contingent earnout provisions of the purchase agreement will be accounted for as additional goodwill and will be amortized over the remaining life of the goodwill. Accumulated amortization of intangible assets was approximately $192,000, $114,000 and $41,000 as of December 31, 2000, 1999 and 1998, respectively.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                          December 31,
                                               ---------------------------------
                                                 2000                  1999
                                               -----------          ------------
         Accounts Payable                         $220,000            $1,117,000
         Professional Fees                          77,000                98,000
         Payroll and Related Expenses               71,000               366,000
                                               -----------          ------------
                                                  $368,000            $1,581,000
                                               ===========          ============

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

         In conjunction with the private placement, the Company incurred both cash and noncash issuance costs totaling $525,000. These issuance costs were amortized on a straight-line basis, which is not materially different than the effective interest rate method, as a component of interest expense through November 11, 1998. Upon conversion of the Debentures, the related unamortized deferred financing costs were charged to paid-in capital. The fair value of the warrants as determined using an option-pricing model of $252,000, was recorded as additional paid-in capital and included in the $525,000 total issuance costs related to these Debentures. In addition, the Company recorded additional paid-in capital and debt discount of $762,000 to reflect the intrinsic value of the maximum market price conversion discount (16%) related to these Debentures. The debt discount was amortized and charged to interest expense from May 20, 1998 through November 11, 1998. The unamortized issuance costs and debt discount were included in the extraordinary charge for early extinguishment discussed below.

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

NOTES PAYABLE

         Notes payable at December 31, 2000 primarily represents the remaining balance of an obligation arising from services rendered. Notes payable at December 31, 1999 primarily represents demand notes payable to the Company's Chairman.

CAPITAL LEASE OBLIGATION

         During fiscal 2000, the Company entered into lease obligations of $87,000 for the acquisition of computer equipment, which contains a bargain purchase option. As a result, the present value of the remaining future minimum lease payments, with imputed interest rates ranging from approximately 11.7% to 14.6%, are recorded as a capitalized lease asset and related capitalized lease obligation. Future minimum payments at December 31, 2000 are as follows:

    2001                                                           $ 24,000
    2002                                                             28,500
    2003                                                             28,500
    2004                                                             24,100
    2005                                                              4,100
                                                                   --------
    Total minimum lease payments                                    109,200
    Less amounts representing interest                              (22,200)
                                                                   --------
    Present value of net minimum capital lease payments            $ 87,000
                                                                   ========


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

         On January 27, 2000, the Company entered into an Exclusive License Agreement with Abbott Laboratories under which the Company granted to Abbott an exclusive worldwide license to its ABS-103 compound, related technology and patent rights. The Exclusive License Agreement gives Abbott the exclusive right to develop and market the compound, which presently is in the pre-clinical stage. In consideration for the license grant and in addition to customary royalties on sales, Abbott paid the Company an initial non-refundable license fee of $500,000 and agreed to pay additional milestone payments aggregating up to $17 million depending upon successfully reaching development milestones, generally by indication. The Company has no obligation to provide any additional services under this agreement. In connection with the entering into of the Exclusive License Agreement, the Company and Abbott also entered into a Stock Purchase Agreement dated January 27, 2000 pursuant to which Abbott purchased 2,782,931 shares (the "Abbott Shares") of the Company's Class A Common Stock for $1,500,000.

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

PREFERRED STOCK

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

         Preferred stock dividend related to warrants of $2,450,000 represents the noncash fair value of the warrants issued to BVF and Mr. Roach, determined by using an option-pricing model, in the private placement. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 106%, risk-free interest rate of 5.01% and expected lives of 5 years.

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

         Under the terms of the Registration Agreement the Company has filed a Form S-3 Registration Statement covering Class A Common Stock issuable upon conversion of the Preferred Stock and the exercise of the warrants, which went effective June 2000.

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

         Changes in outstanding options and options available for grant under the 1986 Plan, expressed in number of shares, are as follows:

                                                         For the Years Ended
                                 -------------------------------------------------------------------
                                      December 31, 2000                     December 31, 1999
                                 ----------------------------        -------------------------------
                                  Shares        Weighted Avg.          Shares          Weighted Avg.
                                  Under             Option             Under               Option
                                  Option            Price              Option              Price
                                 --------       -------------        -----------       -------------
Options outstanding,
beginning of year                2,476,250          $4.20             2,790,500            $4.11
Exercised                         (147,250)         $1.87                    --              --
Cancelled                          (11,000)         $2.32              (272,250)           $3.65
Expired                           (135,000)         $1.93               (42,000)           $2.00
Options outstanding,
end of year                      2,183,000          $4.50             2,476,250            $4.20
Options exercisable,
end of year                      2,183,000          $4.50             2,453,250            $4.21
Options available
for grant, end of year                  --                                   --

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

              Changes in outstanding options and options available for grant under the 1993 Plan, expressed in number of shares, are as follows:

                                                         For the Years Ended
                                 -------------------------------------------------------------------
                                      December 31, 2000                     December 31, 1999
                                 ----------------------------        -------------------------------
                                  Shares        Weighted Avg.          Shares          Weighted Avg.
                                  Under             Option             Under               Option
                                  Option            Price              Option              Price
                                 --------       -------------        -----------       -------------
Options outstanding,
  beginning of year               140,000            $2.63              120,000            $3.27
Granted                            30,000            $1.53               40,000            $1.09
Exercised                         (15,000)           $1.88                   --               --
Cancelled                          (7,500)           $4.58                   --               --
Expired                                --               --              (20,000)           $3.38
Options outstanding,
  end of year                     147,500            $2.39              140,000            $2.63
Options exercisable,
end of year                        97,500            $2.94               57,500            $3.76
Options available
  for grant, end of year          325,000                               347,500


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

         Changes in outstanding options and options available for grant under the 1996 Plan, expressed in number of shares, are as follows:

                                                            For the Years Ended
                                         -------------------------------------------------------
                                             December 31, 2000             December 31, 1999
                                         -------------------------     -------------------------
                                          Shares     Weighted Avg.      Shares     Weighted Avg.
                                          Under          Option         Under          Option
                                          Option         Price          Option         Price
                                         ---------   -------------     ---------   -------------
Options outstanding,
beginning of year                        3,289,002        $1.05        1,487,750       $1.99
Granted                                    792,500        $0.47        2,255,000       $0.70
Exercised                               (1,062,594)       $0.77           (5,250)      $.061
Cancelled                                 (169,789)       $0.92         (448,498)      $2.40
Options outstanding,
end of year                              2,849,119        $1.00        3,289,002       $1.05
Options exercisable,
end of year                              1,991,744        $1.17        1,250,382       $1.75
Options available
for grant, end of year                      83,037                       705,748


         The Company's 2000 Stock Option Plan, (the "2000 Plan"), which is in addition to the 1996 plan, provides for the grant of incentive stock options and/or non-qualified options to employees, officers and consultants of the Company to purchase up to an aggregate of 3,000,000 shares of Class A Common Stock. Options may be granted at exercise prices not less than the fair market value at the date of grant and may be exercisable for a period not to exceed ten years from the date of grant; except that the term of an incentive stock option granted under the 2000 Plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company must not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common

Stock on the date of the grant. There were no options granted under this plan in fiscal year 2000.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in 2000, 1999 and 1998 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      2000              1999              1998
                                                   -----------       -----------       -----------
  Net loss -- as reported                          ($6,225,000)      ($5,351,000)      ($7,548,000)

  Net loss -- pro forma                            ($6,881,000)      ($6,130,000)      ($8,243,000)

  Basic and diluted loss per share -- as
  reported                                           ($.14)            ($.14)            ($.29)

  Basic and diluted loss per share -- pro
  forma                                              ($.16)            ($.16)            ($.32)
                                                   -----------       -----------       -----------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0%; expected volatility of 170% in 2000, 106% in 1999 and 135% in 1998; risk-free interest rate of range 4.4% to 6.8% and expected lives of seven years.

         The weighted average fair value of all three option plans for options granted were $.49, $.59 and $.50 in 2000, 1999 and 1998, respectively. The following table sets forth additional SFAS No. 123 disclosure information as to options outstanding for all three plans at December 31, 2000:

                                                                       Weighted Average
   Shares      Exercisable         Exercise        Weighted Average       Remaining
Outstanding      Shares          Price Range       Exercise Price      Contractual Life
-----------    -----------    ----------------    ----------------    ----------------
  1,433,750      809,375      $0.25      $0.38         $0.30                8.7
    196,125      116,125      $0.40      $0.66         $0.53                5.9
    807,994      694,244      $1.00      $1.50         $1.05                7.1
    442,550      370,050      $1.52      $2.25         $1.83                4.9
    361,450      355,950      $2.38      $3.50         $3.37                6.0
  1,864,250    1,853,000      $3.66      $5.50         $4.90                1.4
     72,500       72,500      $5.75      $7.75         $6.32                2.9
      1,000        1,000           $10.00             $10.00                1.2
  ---------    ---------
  5,179,619    4,272,244



OTHER OPTIONS GRANTED

         The Company entered into a consulting agreement with an unaffiliated third party to assist in the strategic planning and implementation of the Company's licensing, collaborative and co-marketing plans, which expired February 29, 1996. Pursuant to the agreement, the Company granted an option to purchase 50,000 shares of Class A Common Stock on or before February 28, 2000 at $2.25 per share. The Company also granted performance options to purchase 50,000 shares of Class A Common Stock at $2.25 for licensing or collaborative agreements entered into which met certain criteria. These options are exercisable for five years from the date of grant. During 2000, the consultant exercised their option to purchase 50,000 shares of Class A Common Stock at $2.25 and the balance of 50,000 shares expired.

         The Company has granted an investor relations consultant a warrant to purchase 50,000 shares of Class A Common Stock on or before November 14, 2000 at $3.50 per share pursuant to an agreement dated November 27, 1995. This warrant expired on November 14, 2000.

         The Company entered into an agreement with an unaffiliated third party dated October 6, 1995 to assist with the marketing of the Company's products and intellectual property, which agreement has expired. Pursuant to this agreement, the Company granted performance options to purchase 25,000 shares of Class A Common Stock and issued 5,000 shares for services rendered under the agreement. Options were granted for 12,500 shares at $3.00 per share and 12,500 shares at $5.50 per share. These options are exercisable for five years from the date of grant. These options expired on February 28, 2001.

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

         The Company has granted an investor relations consultant a warrant to purchase up to 300,000 shares of Class A Common Stock on or before January 19, 2004 at $1.00 per share pursuant to an agreement dated January 20, 1999. The warrant may be exercised in increments of 50,000 share amounts only if certain milestones are met during the period ending June 30, 2000. The consultant has earned 250,000 shares under this agreement and the balance of 50,000 shares were cancelled. The fair value of these warrants as determined using an option-pricing model was $264,000 which was recorded as a noncash charge over the one year service period (fiscal year 1999). The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 149%, risk-free interest rate of 4.6% and expected lives of 4 years.

         The Company has granted an investor relations consultant a warrant to purchase up to 300,000 shares of Class A Common Stock on or before March 14, 2002 at $3.00 per share pursuant to an agreement dated March 15, 2000. The warrant may be exercised in increments of 50,000 share amounts only if certain milestones are met during the period ending September 14, 2001. As of December 31, 2000, the consultant has earned 50,000 shares. The fair value of these warrants as determined using an option-pricing model was $342,000 which was recorded as a noncash charge over the one year service period (March 2000 to February 2001). The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 105%, risk-free interest rate of 6.5% and expected lives of 2 years.

9.       FEDERAL INCOME TAXES:

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $63,000,000 for income tax purposes. The net operating loss carryforwards will expire in varying amounts through 2020. In addition, the Company has approximately $1,300,000 of available research and development tax credits to offset future taxes. These credits expire through 2020. In accordance with SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a valuation allowance of $64,300,000 to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with the Company's 1990 initial public offering, at which time the Company's tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 2000, $4,900,000 of net operating losses is no longer subject to this limitation.

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

         Notre Dame has granted the Company all rights, title and interest in and to any inventions, patents and patent applications for research projects funded by the Company. Inventors of any processes or technology which receive Company support have assigned his or her interest in the product, patent or patent applications to the Company. The Company did not incur costs under the Notre Dame Agreement during the three years ended December 31, 2000, and incurred $6,150,000 for the period from inception (September 1, 1983) through December 31, 1996.

         The Company has agreed to pay Notre Dame a royalty of 5% of the net income the Company achieves from sales of products resulting from Company-sponsored research activities at Notre Dame. Royalty payments shall continue for a ten-year period from the date of the first commercial sale of a product, regardless of the continuation of the Notre Dame Agreement.

EMPLOYMENT AGREEMENTS

         The Executive Vice-President is a party to an employment agreement with the Company ending September 30, 2001. The aggregate annual minimum compensation under this agreement as of December 31, 2000 was approximately $90,000. This officer also is party to a confidentiality agreement with the Company requiring them to maintain certain information in confidence during and subsequent to the employment with the Company.

SCIENTIFIC ADVISORY COMMITTEE AGREEMENTS

         The Company has entered into advisory board agreements with certain research scientists with respect to specific projects in which the Company has an interest. The payments to the advisors for informal meetings and other consultations as a group were approximately $37,000, $65,000 and $115,000 for the three years ended December 31, 2000, 1999 and 1998, respectively. Generally, members of the Company's Scientific Advisory Committee are employed by or have consulting agreements with third parties, the businesses of which may conflict or compete with the Company and any inventions discovered by such individuals will not become the property of the Company.

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

         On December 10, 1992, the Company entered into an agreement (as amended) with University College Dublin, Ireland granting the Company an exclusive license for drugs/compounds to halt the onset and/or progression of neurodegenerative diseases, in general, and Alzheimer's disease, in particular. The agreement's term is the duration of any patents that may be granted to the university with a minimum of 10 years. Pursuant to the agreement, the Company is to pay the university a royalty of 5% of net income relating to product sales. The Company expensed $82,000 in 2000, $18,000 in 1999 and $5,000 in 1998 for certain research expenses, supplies and equipment under this agreement.

         On August 10, 1993, the Company entered into a five-year collaboration agreement with the Free University of Berlin to develop therapeutic compounds. The Company also acquired a series of anticonvulsant compounds. Pursuant to the agreement, the Company is to pay a royalty of 5% of the net product sales. The agreement lasts the life of the patent or a minimum of 10 years. The Company expensed $72,000 in 2000, $75,000 in 1999 and $103,000 in 1998 for research expenses and supplies under this agreement.

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

         On January 27, 2000, the Company entered into an Exclusive License Agreement with Abbott under which the Company granted to Abbott an exclusive worldwide license to its ABS-103 compound, related technology and patent rights. The Company also entered into a Registration Rights Agreement with Abbott. (See
Note 8 for details regarding this agreement.)

11.      COMMITMENTS AND CONTINGENCIES

LEASES

         ABS leases 6,000 square feet of office space in New York under a lease expiring July 2001 (with an annual base rent of $41,000), which it intends to renew. ABS' subsidiary, Stellar, has a lease covering 16,000 square feet in Maryland, with an annual base rent of $184,000 and a term ending March 31, 2006.

LITIGATION

         From time to time we are a party to certain claims and legal proceedings in the ordinary course of business, none of which, in our opinion, would have a material adverse effect on our financial position or results of operations.

                           Commission File No. 0-19041



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                       AMERICAN BIOGENETIC SCIENCES, INC.


Exhibit No.          Description
-----------          -----------
3.1                  Restated Certificate of Incorporation of ABS, as filed with the Secretary of State of Delaware on July 30, 1996 and
                     amended through March 3, 2000. Incorporated herein by
                     reference to Exhibit 3.1 to ABS' Form 10-K for the fiscal
                     year ended December 31, 1999, File No. 0-19041.

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

4.4(a)               Securities Purchase Agreement, dated as of February 3,
                     2000, among ABS and Biotechnology Value Fund, L.P.,
                     Biotechnology Value Fund II, L.P., Investment 10 L.L.C. and
                     Alfred J. Roach. Incorporated herein by reference to
                     Exhibit 4.4(a) to ABS' Form 10-K for the fiscal year ended
                     December 31, 1999, File No. 0-19041.

4.4(b)               Registration Agreement, dated as of March 3, 2000, among
                     ABS and Biotechnology Value Fund, L.P., Biotechnology Value
                     Fund II, L.P., Investment 10 L.L.C. and Alfred J. Roach.
                     Incorporated herein by reference to Exhibit 4.4(b) to ABS'
                     Form 10-K, for the fiscal year ended December 31, 1999, File No. 0-19041.

4.4(c)               Form of Warrant issued to Redington, Inc. (one of three
                     Warrants substantially identical except for the date and price information. Incorporated herein by




Exhibit No.          Description
-----------          -----------
                     reference to Exhibit 4 to ABS' Registration Statement on
                     Form S-3, file number 333-36116, filed with the Commission on May 2, 2000.

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

10.1(c)+*            Memorandum of Understanding dated January 4, 2001 between
                     ABS and Mr. John S. North.

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

10.2(c)+ ABS' 1996 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.2(c) to Form 10-K for the fiscal year ended December 31, 1999, File No. 0-19041.

10.2(d)+ ABS' 2000 Stock Option Plan. Incorporated herein by reference to Exhibit 99.01 to ABS' Registration Statement on Form S-8, File No. 33-45644.

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