Form 10-K405/A
period 2000-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2001-04-30
CIK 856984

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

                   -------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


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





                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Explanatory Note: This Form 10-K/A is being filed in order to include information required by Part III of the Report originally intended to be incorporated by reference to the information to be included in the Definitive Proxy Statement of American Biogenetic Sciences, Inc. (the "Company") for the 2001 Annual Meeting of Stockholders and to correct a typographical error in the table relating to the Company's 1996 Stock Option Plan in Footnote 8 to the Financial Statements.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

Name                 Position
----                 --------

Alfred J. Roach      Chairman of the Board, Chief Executive Officer and
                     Director

Josef C. Schoell     President, Chief Operating Officer and Director

Ellena M. Byrne      Executive Vice President and Director

Timothy J. Roach     Treasurer, Secretary and Director

James M. McLinden    Senior Vice President and Chief Scientific Officer

Glenna M. Crooks     Director

Joseph M. Danis      Director

Joseph C. Hogan      Director



     Alfred J. Roach, 85, has been Chairman of the Board of Directors of the Company since its organization in September 1983 and, from September 1983 until November 1998 and since January, 2001 has also served as the Company's Chief Executive Officer. Mr. Roach has served as Chairman of the Board and/or President of TII Industries, Inc. ("TII"), a corporation engaged in manufacturing and marketing telecommunications products, and its predecessor since its founding in 1964. Mr. Roach devotes a majority of his time to the business of the Company.

     Josef C. Schoell, 51, has been President and Chief Operating Officer and a member of the Board of Directors of the Company since January 2001. From July 1995 until January 2001 he was Chief Financial Officer and Vice President-Finance of the Company. Mr. Schoell joined the Company in 1992 as Controller. From 1988 until joining ABS, Mr. Schoell was an independent consultant providing financial accounting and computer services. From 1978 until 1988, Mr. Schoell served in various financial and accounting positions with JP Stevens. Mr. Schoell is a graduate of New York University Stern School of Business, is a Certified Public Accountant in New York State and a member of the New York State Society of Certified Public Accountants, American Institute of Certified Public Accountants and Financial Executives International.

     Ellena M. Byrne, 50, has been Executive Vice President and a director of the Company since March 1995. From January 1986 until December 1991, Ms. Byrne served as Vice President-Administration of the Company and from December 1991 until March 1995, Ms. Byrne served in various capacities with the Company, including Director of Operations for Europe and Asia.

     Timothy J. Roach, 54, has been Treasurer, Secretary and a director of the Company since September 1983. He has also been affiliated with TII since 1974, serving as its President since July 1980, Chief Operating Officer since May 1987, Vice Chairman of the Board since October 1993, Chief Executive Officer since January 1995 and a director since January 1978. Mr. Roach devotes such time as is necessary to the business of the Company to discharge his duties as Treasurer, Secretary and a director. Timothy J. Roach is the son of Alfred J. Roach.

     Glenna M. Crooks, Ph.D., 51, has been a director of the Company since March 1999. Dr. Crooks has been President of Strategic Health Policy International, Inc., a health care consulting and planning firm that advises governments, businesses and industry trade associations in the U.S. and overseas on the development and application of business strategy, a company she formed in October 1994. From January 1991 until September 1994, Dr. Crooks served as Vice President -- Worldwide Sales and Operations for the Vaccines Division of Merck & Co., Inc., a pharmaceutical company that develops, manufactures and markets human and animal health products.

     Joseph M. Danis, 55, has been a director of and a business development consultant to the Company since January 2001. Mr. Danis has been President of Danis Associates since April 1996, a consulting firm he founded that focuses on technology transfers, structuring ventures and all phases of due diligence for pharmaceutical and biotechnology companies. From January 1996 to March 1996, Mr. Danis served as Executive Director of Cultor Food Science, Inc. From 1986 to January 1996, he served in various capacities with Pfizer, Inc., including Director of Technical Service and Licensing and Director, Acquisitions and Licensing.

     Joseph C. Hogan, Ph.D., 78, has been a director of the Company since December 1983. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 until 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was Director of Engineering Research and Resource Development at Georgia Institute of Technology ("Georgia Tech"). Dr. Hogan is a director of TII.


     The only executive officer of the Company in addition to Alfred J. Roach, Josef C. Schoell, Timothy J. Roach and Ellena M. Byrne is James H. McLinden, Ph.D. Dr. McLinden, 50, has been Senior Vice President and Chief Scientific Officer of the Company since January 2001. From November 1991 until January 2001 he served as Vice President -- Molecular Biology of the Company, and from January 1987 to November 1991 as Director of Molecular Biology of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company during 2000, 1999 and 1998 of each person who served as the Company's chief executive officer during 2000 and each other person who served as an executive officer of the Company during 2000 and whose annual compensation for 2000 exceeded $100,000:

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                    ------------
                                           ANNUAL COMPENSATION       SECURITIES
           NAME AND                      -----------------------     UNDERLYING        ALL OTHER
      PRINCIPAL POSITION         YEAR    SALARY ($)    BONUS ($)    OPTIONS (#)     COMPENSATION ($)
      ------------------         ----    ----------    ---------    ------------    ----------------
Alfred J. Roach,...............  2000      250,000           --       100,000                 --
  Chairman of the Board(1)       1999      250,000(4)        --       300,000                 --
                                 1998      250,000           --       100,000                 --

John S. North,.................  2000      235,000           --        50,000                 --
  President and Chief            1999      260,000(5)    25,000(2)    250,000            100,000(2)
  Executive Officer(2)           1998       25,000           --       300,000                 --

Josef C. Schoell,..............  2000      120,000           --        50,000                 --
  Vice President Finance and     1999      120,000(6)        --       200,000                 --
  Chief Financial Officer(3)     1998      120,000           --            --                 --

---------------
(1) Mr. Roach served as the Company's Chief Executive Officer until November 16, 1998, and was again appointed to that position in January 2001.

(2) Mr. North joined the Company as President and Chief Executive Officer on November 16, 1998 and resigned effective January 11, 2001. Under the terms of his employment agreement, he received a one-time $25,000 bonus in January 1999 and a $100,000 interest free loan during 1999. The entire amount of the loan had been forgiven as of December 31, 2000.

(3) Mr. Schoell was appointed President and Chief Operating Officer of the Company by the Board of Directors in January 2001.

(4) Includes $115,000 which was deferred during 1999 at the election of Mr. Roach and paid in February 2000.

(5) Includes $110,000 which was deferred during 1999 at the election of Mr. North and paid in February 2000.

(6) Includes $10,000 which was deferred during 1999 at the election of Mr. Schoell and paid in February 2000.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning options to purchase shares of the Company's capital stock granted by the Company during the year ended December 31, 2000 to the executive officers named in the Summary Compensation Table. No stock appreciation rights have been granted by the Company.

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF STOCK
                                                                                      PRICE APPRECIATION FOR
                                            INDIVIDUAL OPTIONS                               TERM(3)
                        ----------------------------------------------------------    ----------------------
                                       PERCENT OF
                        NUMBER OF        TOTAL
                          SHARES        OPTIONS
                        UNDERLYING     GRANTED TO
                         OPTIONS      EMPLOYEES IN    EXERCISE PRICE    EXPIRATION
         NAME           GRANTED(1)    FISCAL YEAR      PER SHARE(2)        DATE          5%           10%
         ----           ----------    ------------    --------------    ----------    ---------    ---------
Alfred J. Roach.......   100,000          19%              $.41          1/7/2005      $11,328      $25,031
John S. North.........    50,000          10%               .38          1/7/2010       11,792       29,883
Josef C. Schoell......    50,000          10%               .38          1/7/2010       11,792       29,883

---------------
(1) Exercisable as to 50% of the number of shares of Class A Common Stock underlying the option during each six months commencing six months after the date of grant, on a cumulative basis.

(2) The exercise price of the options granted to Messrs. Roach, North and Schoell was 110%, 100% and 100%, respectively, of the market value of the Class A Common Stock on the date of grant.

(3) These are hypothetical values using assumed 5% and 10% compound growth rates prescribed by Securities and Exchange Commission rules and are not intended to forecast possible future appreciation, if any, in the market price of the Company's Class A Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

     The following table contains information concerning options exercised during 2000 by the executive officers named in the Summary Compensation Table and Class A Common Stock underlying unexercised options held at December 31, 2000 by such persons.

                                                                NUMBER OF SHARES UNDERLYING    VALUE OF UNEXERCISED IN-THE-
                                                                  UNEXERCISED OPTIONS AT             MONEY OPTIONS AT
                       SHARES ACQUIRED                              FISCAL YEAR-END(#)              FISCAL YEAR-END($)
        NAME           ON EXERCISE(#)    VALUE REALIZED($)(1)   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)(2)
        ----           ---------------   --------------------   ---------------------------   ------------------------------
Alfred J. Roach......           --                   --             1,450,000/1,525,000               $86,138/20,813
John S. North........      262,500             $696,375                150,000/ 337,500                32,813/77,344
Josef C. Schoell.....      100,000              198,488                242,500/ 280,000                24,281/11,719

---------------
(1) The "value realized" reflects the appreciation on the date of exercise (based upon the excess of the market price of the shares on that date over the exercise price). However, because the named executive officers may keep the shares acquired upon exercise or sell them at a different price, these amounts do not necessarily reflect cash realized upon sale of those shares.

(2) Based upon the closing price of the Company's Class A Common Stock on the Nasdaq SmallCap Market on December 31, 2000 ($.6875), less the exercise price of each option.




         BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors, consisting of Joseph
C. Hogan and Glenna M. Crooks, two non-employee directors, is authorized to consider and recommend to the Board of Directors salaries, bonuses and other compensation arrangements for executive officers and to grant all options under, and administer, the Company's employee stock option plans.

     The Compensation Committee believes that the Company, as a development stage company, should create compensation packages to attract and retain executives who can bring the experience and skills to the Company necessary for the development of the Company and development and marketing of its products. To date, this has been accomplished by utilizing salary as the base compensation and stock options to promote long-term incentives and conserve the Company's available cash and, in certain cases, a bonus as an inducement to an executive to join the Company. As the Company grows, other forms of annual and long-term compensation arrangements may be developed to provide appropriate incentives and to reward specific accomplishments.

     In determining base salaries, the Compensation Committee examines, among other factors, the executive's performance, degree of responsibility and experience, as well as general employment conditions, competition and economic factors. No specific weights are assigned to any of the factors employed by the Compensation Committee.

     The Compensation Committee also makes use of stock options to provide long-term incentive compensation to many of the Company's employees, including executive officers, enabling them to benefit, along with all stockholders, if the market price for Class A Common Stock rises. The Compensation Committee believes that the use of stock options ties employee interests to those of the Company's stockholders through stock ownership and potential stock ownership, while also providing the Company with a means of compensating employees using a method which enables the Company to conserve its available cash for operations, including research and development and product development. To assure the long-term nature of the incentive, options granted have generally not become exercisable during the first six months to one year after grant and thereafter have become exercisable over a period of two to four years. Decisions of the Compensation Committee as to option grants are based, in large measure, upon a review of such factors as the executive's level of responsibility, other compensation, accomplishments and goals, and when the last option was granted to such executive, as well as recommendations and evaluations of the executive's performance and prospective contributions by the Company's Chairman of the Board and Chief Executive Officer. Determinations have been made subjectively without giving weight to specific factors.

     Chief Executive Officer Compensation. Mr. John S. North joined the Company as President and Chief Executive Officer in November 1998 and served in this capacity until his resignation in January 2001. His base salary, bonus, stock option grant and other benefits were negotiated in connection with Mr. North's agreement to join the Company. Mr. Alfred J. Roach reassumed the position of Chief Executive Officer of the Company in January 2001. The salary of Mr. Roach has remained unchanged for the past eight years.

     Certain Tax Legislation. Section 162(m) precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1,000,000 paid to its chief executive officer or any of its four other most highly compensated executive officers. Certain "performance based compensation" is excluded from the deduction limitation. Any compensation resulting from the exercise of stock options granted by the Company should be eligible for exclusion since all options were either granted prior to the adoption of Section 162(m) or under a plan approved by the Company's stockholders which was designed to conform to regulations for determining whether options are deemed "performance based compensation." The Committee believes that the limitations on compensation deductibility under Section 162(m) will have no effect on the Company in the foreseeable future, and intends to take such action as may be necessary, including obtaining stockholder approval where required, in order for compensation not to be subject to the limitation on deductibility imposed by
Section 162(m) of the Code.

                                               Respectfully submitted,

                                               JOSEPH C. HOGAN
                                               GLENNA M. CROOKS

PERFORMANCE GRAPH

     The following graph compares the cumulative return to stockholders of Class A Common Stock for the last five calendar years with the Nasdaq Market Index and the Dow Jones Industry Group BTC -- Biotechnology Index for that period. The comparison assumes $100 was invested on December 31, 1995 in Class A Common Stock and in each of the comparison groups, and assumes reinvestment of all dividends (the Company paid no dividends during the periods):

                              [Performance Graph]

----------------------------------------------------------------------------------------------------------------
         At December 31,               1995         1996         1997         1998         1999         2000
----------------------------------------------------------------------------------------------------------------
 American Biogenetic Sciences,
   Inc.                              $100.00      $147.73      $ 69.32      $ 27.27      $ 18.18      $ 25.02
----------------------------------------------------------------------------------------------------------------
 Peer Group Index                    $100.00      $101.02      $103.17      $141.43      $283.95      $339.00
----------------------------------------------------------------------------------------------------------------
 NASDAQ Market Index                 $100.00      $124.27      $152.00      $214.39      $378.12      $237.66
----------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth information as at the Record Date with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock, (ii) each director or nominee for director of the Company, (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" and (iv) all executive officers and directors of the Company as a group. Except as noted, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner. This information is based upon information provided by the person or upon Schedule 13D or Schedule 13G filings which they have made with the Securities and Exchange Commission. Each share of Class A Common Stock is entitled to one vote per share while each share of Class B Common Stock is entitled to ten votes per share.

                                              CLASS A COMMON STOCK (1)       CLASS B COMMON STOCK
                                            -----------------------------    ---------------------
                                                  NO.            PERCENT        NO.       PERCENT
            BENEFICIAL OWNERS                  OF SHARES         OF CLASS    OF SHARES    OF CLASS
            -----------------               ---------------      --------    ---------    --------
Directors and Officers:
Alfred J. Roach...........................       10,947,250(2)     23.0%     3,000,000     100%
Josef C. Schoell..........................          328,000(3)(4)      *            --        0
Ellena Byrne..............................          115,000(3)(5)      *            --        0
Timothy J. Roach..........................          855,000(3)      2.0%            --        0
Glenna M. Crooks..........................           45,000(3)        *             --        0
Joseph M. Danis...........................           10,000(3)        *             --        0
Joseph C. Hogan...........................           70,000(3)        *             --        0
John S. North.............................          296,200(6)        *             --        0
All executive officers and directors as a
  group (9 persons, including the
  foregoing)..............................       12,908,950(7)     26.3%     3,000,000     100%
5% Owners:
BVF Partners, L.P.........................       12,000,000(8)     23.0%            --        0
Abbott Laboratories.......................        2,782,931(9)      7.0%            --        0

---------------
(1) Asterisk indicates less than one percent. Shares of Class A Common Stock subject to issuance upon conversion of Class B Common Stock or of Series A Preferred Stock into Class A Common Stock and upon exercise of options and warrants that were exercisable on, or become exercisable within 60 days after, the Record Date are considered owned by the holder thereof and outstanding for purposes of computing the percentage of outstanding Class A Common Stock that would be owned by such person, but (except for the computation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for purposes of computing the percentage of outstanding Class A Common Stock owned by any other person.

(2) The address of Mr. Roach is c/o American Biogenetic Sciences, Inc.. Beneficial ownership of Class A Common Stock includes 3,000,000 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock on a share for share basis, 1,000,000 shares of Class A Common Stock issuable upon conversion of 1,000 shares of Series A Preferred Stock, 1,000,000 shares of Class A Common Stock subject to outstanding warrants and 1,475,000 shares of Class A Common Stock subject to outstanding options.

(3) Includes shares of Class A Common Stock subject to options as follows: for Josef C. Schoell, 255,000; for Ellena Byrne, 107,500; for Timothy J. Roach, 845,000; for Glenna M. Crooks, 45,000; for Joseph M. Danis, 10,000; and for Joseph C. Hogan, 50,000.

(4) Includes 200 shares owned by his wife and 2,000 shares owned by his daughters. The inclusion of these amounts should not be construed as an admission that Mr. Schoell is the beneficial owner of these shares.

(5) Includes 7,500 shares owned, and 20,000 shares subject to options held, by her husband. The inclusion of these amounts should not be construed as an admission that Ms. Byrne is the beneficial owner of these shares.

(6) Mr. North resigned as President and Chief Executive Officer of the Company effective January 11, 2001 and his outstanding options were subsequently cancelled.

(7) Includes 3,000,000 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock, 1,000,000 shares of Class A Common Stock issuable upon conversion of 1,000 shares of Series A Preferred Stock, 1,000,000 shares of Class A Common Stock subject to outstanding warrants, and 3,015,000 shares of Class A Common Stock subject to outstanding options.

(8) Beneficial ownership of Class A Common Stock consists of 6,000,000 shares issuable upon conversion of 6,000 shares of Series A Preferred Stock and 6,000,000 shares of Class A Common Stock subject to outstanding warrants. These securities are held by certain investment partnerships for which BVF Partners, L.P. serves as the general partner and BVF, Inc. (of which Mark Lampert is sole owner) acts as investment adviser, sharing the power to vote and dispose the shares with such investment partnerships. The address of BVF Partners is 227 West Monroe Street, Suite 4800, Chicago, IL 60606.

(9) The address of Abbott Laboratories is 100 Abbott Park Road, Abbott Park, IL 60064.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Between September 3, 1999 and January 19, 2000, Alfred J. Roach loaned the Company an aggregate of $776,000 at an interest rate of 6% per annum. On March 3, 2000, $500,000 of the principal amount of the Company's indebtedness to Mr. Roach was exchanged for 1,000 shares of the Company's Series A Preferred Stock which are convertible into 1,000,000 shares of the Class A Common Stock and 1,000,000 warrants to purchase the Class A Common Stock at a price of $1.00 per share. The Company made principal payments on Mr. Roach's loans in February and March 2000 and repaid the remaining principal amount of and accrued interest on these loans in April 2000.

     On March 8, 1999, Mr. Roach purchased directly from the Company 440,000 shares of the Company's Class A Common Stock for $495,000 ($1.1250 per share).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


     April 30, 2001                     AMERICAN BIOGENETIC SCIENCES, INC.
---------------------------
          (Date)                                  (Registrant)


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

         Changes in outstanding options and options available for grant under the 1996 Plan, expressed in number of shares, are as follows:

                                                            For the Years Ended
                                         -------------------------------------------------------
                                             December 31, 2000             December 31, 1999
                                         -------------------------     -------------------------
                                          Shares     Weighted Avg.      Shares     Weighted Avg.
                                          Under          Option         Under          Option
                                          Option         Price          Option         Price
                                         ---------   -------------     ---------   -------------
Options outstanding,
beginning of year                        3,289,002        $1.05        1,487,750       $1.99
Granted                                    792,500        $0.47        2,255,000       $0.70

Exercised                               (1,062,594)       $0.77           (5,250)      $0.61


Cancelled                                 (169,789)       $0.92         (448,498)      $2.40
Options outstanding,
end of year                              2,849,119        $1.00        3,289,002       $1.05
Options exercisable,
end of year                              1,991,744        $1.17        1,250,382       $1.75
Options available
for grant, end of year                      83,037                       705,748


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