Form 10-Q
period 2001-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2001-05-15
CIK 856984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001              COMMISSION FILE NUMBER 0-19041


                       AMERICAN BIOGENETIC SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      11-2655906
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              1375 AKRON STREET                           631-789-2600
          COPIAGUE, NEW YORK 11726                     (Telephone number)
  (Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES X NO
                                      --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at May 9, 2001
-------------------------------------               --------------------------
Class A Common Stock, par value $.001                        41,339,222
Class B Common Stock, par value $.001                         3,000,000

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                 Form 10-Q for the Quarter Ended March 31, 2001

                                      INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                                                      Page No.
                                                                                                    --------
                  Consolidated Balance Sheets -
                         March 31, 2001 and December 31, 2000                                           3
                  Consolidated Statements of Operations -
                         Three Months Ended March 31, 2001 and March 31, 2000
                         and For the Period from Inception (September 1, 1983)
                         Through March 31, 2001                                                         4
                  Consolidated Statements of Cash Flows -
                         Three Months Ended March 31, 2001 and March 31, 2000
                          and For the Period from Inception (September 1, 1983)
                         Through March 31, 2001                                                         5
                  Consolidated Statements of Stockholders' Equity -
                         For the Period from Inception (September 1, 1983)
                         Through March 31, 2001                                                       6 - 9
               Notes to Consolidated Financial Statements                                            10 - 12

Item 2:   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                 12 - 17

Item 3:    Quantitative and Qualitative Disclosures about Market Risk                                  17


Part II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                                                              18

Signature                                                                                              18

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                            March           December
                                                                                          31, 2001          31, 2000
                                                                                          --------          --------
                                                                                         (Unaudited)
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $    396,000       $  1,194,000
  Accounts receivable                                                                        273,000            146,000
  Inventories                                                                                554,000            531,000
  Other current assets                                                                        23,000             74,000
                                                                                        ------------       ------------
    Total current assets                                                                   1,246,000          1,945,000
                                                                                        ------------       ------------
Fixed assets, net of accumulated depreciation of $1,985,000 and
  $1,958,000, respectively                                                                   452,000            477,000
Patent costs, net of accumulated amortization of $685,000 and
  $633,000, respectively                                                                   2,005,000          1,967,000
Intangible assets, net                                                                       579,000            599,000
Other assets                                                                                  31,000             98,000
                                                                                        ------------       ------------
                                                                                        $  4,313,000       $  5,086,000
                                                                                        ============       ============

                        LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                     483,000       $    368,000
   Current portion of capital lease obligation                                                16,000             16,000
   Current portion of notes payable                                                          177,000            184,000
                                                                                        ------------       ------------
     Total current liabilities                                                               676,000            568,000
                                                                                        ------------       ------------
  LONG TERM LIABILITIES:
   Notes payable, less current portion                                                            --              7,000
   Capital lease obligation                                                                   71,000             71,000
                                                                                        ------------       ------------
     Total liabilities                                                                       747,000            646,000
                                                                                        ------------       ------------
STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, par value $.001 per share 10,000,000 shares authorized; 7,000 shares issued and outstanding (liquidation
     preference of $3,500,000)                                                                    --                 --
   Class A common stock, par value $.001 per share; 100,000,000 shares authorized;
    41,102,255 and 41,027,255 shares issued and outstanding, respectively                     41,000             41,000
   Class B common stock, par value $.001 per share; 3,000,000 shares authorized;
     3,000,000 shares issued and outstanding                                                   3,000              3,000
   Additional paid-in capital                                                             72,954,000         72,935,000
   Deficit accumulated during the development stage                                      (69,432,000)       (68,539,000)
                                                                                        ------------       ------------
     Total stockholders' equity                                                            3,566,000          4,440,000
                                                                                        ------------       ------------
                                                                                        $  4,313,000       $  5,086,000
                                                                                        ------------       ------------

   The accompanying notes are an integral part of these consolidated balance sheets.

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                   For the Period From
                                                                                                   Inception (September
                                                                Three month period ended            1, 1983) Through
                                                          March 31, 2001        March 31, 2000       March 31, 2001
                                                          --------------        --------------       --------------
REVENUES:
   Sales                                                  $   488,000          $    383,000           $  4,825,000
   Royalties / license fees                                     1,000               500,000              1,503,000
   Collaborative agreements                                    34,000                76,000                575,000
                                                          -----------          ------------           ------------
                                                              523,000               959,000              6,903,000
  COSTS AND EXPENSES:
    Cost of sales                                             192,000               156,000              1,904,000
    Research and development                                  331,000               261,000             32,188,000
    Selling, general and administrative                       901,000             1,059,000             38,723,000
    Facility consolidation cost                                    --                    --                252,000
                                                          -----------          ------------           ------------
    Loss from operations                                     (901,000)             (517,000)           (66,164,000)
                                                          -----------          ------------           ------------
  OTHER INCOME (EXPENSE):
    Interest expense                                           (2,000)              (11,000)            (4,393,000)
    Net gain on sale of fixed assets                            2,000                    --                 13,000
    Investment income, net                                      8,000                30,000              4,702,000
                                                          -----------          ------------           ------------
  Loss before extraordinary charge                           (893,000)             (498,000)           (65,842,000)

  Extraordinary charge for early retirement of
    debentures, net                                                --                    --             (1,140,000)
                                                          -----------          ------------           ------------
  NET LOSS                                                   (893,000)             (498,000)           (66,982,000)
  Preferred stock dividend related to warrants                     --            (2,450,000)            (2,450,000)
                                                          -----------          ------------           ------------
  Net loss attributable to common stockholders              ($893,000)          ($2,948,000)          ($69,432,000)
                                                          ===========          ============           ============

  PER SHARE INFORMATION (NOTE 2):

  Basic and Diluted net loss per share                          ($.02)                ($.07)
                                                          ===========          ============
  Common shares used in computing per share amounts:
    Basic and Diluted                                      44,089,000            42,129,000
                                                          ===========          ============


 The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                                                              For the Period From
                                                                                                             Inception (September 1,
                                                                                 Three Months Ended               1983) Through
                                                                         March 31, 2001    March 31, 2000       December 31,2000
                                                                         --------------    --------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          ($893,000)        ($498,000)             ($66,982,000)
Adjustments to reconcile net (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                              99,000            78,000                 3,467,000
   Net (gain) loss on sale of fixed assets                                    (2,000)               --                   (13,000)
   Net (gain) loss on sale of marketable securities                               --                --                  (217,000)
   Other noncash expenses accrued primarily for stocks and warrants           57,000            68,000                 2,926,000
   Amortization of debt discount included in interest expense                     --                --                 2,160,000
   Extraordinary loss on repurchase of debt                                       --                --                 1,140,000
   Write-off of patent costs                                                      --                --                    93,000
 CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (Increase) decrease in accounts receivable                               (127,000)          (73,000)                 (165,000)
   (Increase) decrease in inventories                                        (23,000)           (2,000)                 (396,000)
   (Increase) decrease in other current assets                                51,000             8,000                   (23,000)
   (Increase) decrease in other assets                                        10,000                --                    68,000
   Increase (decrease) in accounts payable and accrued expenses              115,000          (886,000)                  867,000
   Increase in interest payable to stockholder                                    --             8,000                   120,000
                                                                         --------------------------------------------------------
          Net cash used in operating activities                             (713,000)       (1,297,000)              (56,955,000)
                                                                         --------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (2,000)           (2,000)               (2,090,000)
  Proceeds from sale of fixed assets                                           2,000                --                    24,000
  Payments for patent costs and other assets                                 (90,000)          (62,000)               (2,760,000)
  Business acquisition, net of stock issued and cash acquired                     --                --                  (119,000)
  Proceeds from maturity and sale of marketable securities                        --                --                67,549,000
  Purchases of marketable securities                                              --                --               (67,332,000)
                                                                         --------------------------------------------------------
          Net cash provided by (used in) investing activities                (90,000)          (64,000)               (4,728,000)
                                                                         --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to debentureholders                                                    --                --                (2,246,000)
  Proceeds from issuance of common stock, net                                 19,000         2,551,000                42,898,000
  Proceeds from issuance of Series A convertible preferred stock                  --         3,000,000                 3,000,000
  Proceeds from issuance of 5% convertible debentures, net                        --                --                 3,727,000
  Proceeds from issuance of 7% convertible debentures, net                        --                --                 8,565,000
  Proceeds from issuance of 8% convertible debentures, net                        --                --                 7,790,000
  Principal payments under capital lease obligation and notes
    payable                                                                  (14,000)           (7,000)                 (164,000)
  Redemption of 8% convertible debentures                                         --                --                  (500,000)
  Repurchase of 5% convertible debentures                                         --                --                (3,852,000)
  Capital contributions from chairman                                             --                --                 1,000,000
  Increase in loans payable to stockholder / affiliates                           --            81,000                 3,452,000
  Repayment of loans payable to stockholder / affiliates
   (remainder contributed to capital by the stockholder)                          --          (200,000)               (1,591,000)
                                                                         --------------------------------------------------------
          Net cash provided by (used in) financing activities                  5,000         5,425,000                62,079,000
                                                                         --------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (798,000)        4,064,000                   396,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,194,000            93,000                        --
                                                                         --------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   396,000       $ 4,157,000              $    396,000
                                                                         --------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Capital expenditure made under capital lease obligation                         --                --              $    107,000
                                                                         --------------------------------------------------------
  Convertible debentures converted into 0, 0 and 10,470,583
    shares of Common Stock, respectively                                          --                --              $ 14,658,000
                                                                         --------------------------------------------------------
  Warrants issued                                                                 --       $ 2,792,000              $  3,644,000
                                                                         --------------------------------------------------------
  Conversion of stockholder loan to preferred stock or paid-in
     capital                                                                      --       $   500,000              $  1,981,000
                                                                         --------------------------------------------------------


 The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (unaudited)


                                                                                    Class A                      Class B
                                                               Per              Common Stock                   Common Stock
                                                              Share
                                                             Amount         Shares         Dollars        Shares        Dollars
                                                             ------         ------         -------        ------        -------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                 $                    -         $     -               -      $     -

  Sale of common stock to chairman for cash                   .33           78,000               -               -            -
  Net (loss) for the period                                                      -               -               -            -
                                                                        -------------------------------------------------------
BALANCE, DECEMBER 31, 1983                                                  78,000               -               -            -
                                                                        -------------------------------------------------------
  Sale of common stock to chairman for cash                   .33          193,500               -               -            -
  Net (loss) for the period                                                      -               -               -            -
                                                                        -------------------------------------------------------
BALANCE, DECEMBER 31, 1984                                                 271,500               -               -            -
                                                                        -------------------------------------------------------
  Sale of common stock to chairman for cash                   .33          276,700           1,000               -            -
  Net (loss) for the period                                                      -               -               -            -
                                                                        -------------------------------------------------------
BALANCE, DECEMBER 31, 1985                                                 548,200           1,000               -            -
                                                                        -------------------------------------------------------
  Sale of common stock to chairman for cash                   .33          404,820               -               -            -
  Net (loss) for the period                                                     -                -               -            -
                                                                        -------------------------------------------------------
BALANCE, DECEMBER 31, 1986                                                 953,020           1,000               -            -
                                                                        -------------------------------------------------------
  Sale of common stock to chairman for cash                   .33           48,048               -               -            -
  Net (loss) for the period                                                     -                -               -            -
                                                                        -------------------------------------------------------
BALANCE, DECEMBER 31, 1987                                               1,001,068           1,000               -            -
                                                                        -------------------------------------------------------
  Exchange of common stock for Class B stock                            (1,001,068)         (1,000)      1,001,068        1,000
  Sale of Class B stock to chairman for cash                  .33                -               -       1,998,932        2,000
  Net (loss) for the period                                                      -               -               -            -
                                                                        -------------------------------------------------------
BALANCE, DECEMBER 31, 1988                                                       -               -       3,000,000        3,000
                                                                        -------------------------------------------------------
  Net (loss) for the period                                                      -               -               -            -
                                                                        -------------------------------------------------------
BALANCE, DECEMBER 31, 1989                                                       -               -       3,000,000        3,000
                                                                        -------------------------------------------------------
  Conversion of loans payable to stockholder into
    additional paid-in capital                                                   -               -               -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)       2.00        3,450,000           3,000               -            -
  Conversion of Class B stock into
    Class A stock                                                          668,500           1,000        (668,500)      (1,000)
  Net (loss) for the period                                                      -               -               -            -
                                                                        -------------------------------------------------------
BALANCE, DECEMBER 31, 1990                                               4,118,500         $ 4,000       2,331,500      $ 2,000
                                                                        -------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                                  Additional             During the
                                                                    Paid-in             Development
                                                                    Capital               Stage                   Total
                                                                    -------               -----                   -----
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                      $        -           $          -           $         -

  Sale of common stock to chairman for cash                          26,000                      -                26,000
  Net (loss) for the period                                               -                (25,000)              (25,000)
                                                                 -------------------------------------------------------
BALANCE, DECEMBER 31, 1983                                           26,000                (25,000)                1,000
                                                                 -------------------------------------------------------
  Sale of common stock to chairman for cash                          65,000                      -                65,000
  Net (loss) for the period                                               -               (242,000)             (242,000)
                                                                 -------------------------------------------------------
BALANCE, DECEMBER 31, 1984                                           91,000               (267,000)             (176,000)
                                                                 -------------------------------------------------------
  Sale of common stock to chairman for cash                          92,000                      -                93,000
  Net (loss) for the period                                               -               (305,000)             (305,000)
                                                                 -------------------------------------------------------
BALANCE, DECEMBER 31, 1985                                          183,000               (572,000)             (388,000)
                                                                 -------------------------------------------------------
  Sale of common stock to chairman for cash                         134,000                      -               134,000
  Net (loss) for the period                                               -               (433,000)             (433,000)
                                                                 -------------------------------------------------------
BALANCE, DECEMBER 31, 1986                                          317,000             (1,005,000)             (687,000)
                                                                 -------------------------------------------------------
  Sale of common stock to chairman for cash                          16,000                      -                16,000
  Net (loss) for the period                                               -               (730,000)             (730,000)
                                                                 -------------------------------------------------------
BALANCE, DECEMBER 31, 1987                                          333,000             (1,735,000)           (1,401,000)
                                                                 -------------------------------------------------------
  Exchange of common stock for Class B stock                              -                      -                     -
  Sale of Class B stock to chairman for cash                        664,000                      -               666,000
  Net (loss) for the period                                               -             (1,031,000)           (1,031,000)
                                                                 -------------------------------------------------------
BALANCE, DECEMBER 31, 1988                                          997,000             (2,766,000)           (1,766,000)
                                                                 -------------------------------------------------------
  Net (loss) for the period                                               -             (1,522,000)           (1,522,000)
                                                                 -------------------------------------------------------
BALANCE, DECEMBER 31, 1989                                          997,000             (4,288,000)           (3,288,000)
                                                                 -------------------------------------------------------
  Conversion of loans payable to stockholder into
    additional paid-in capital                                    1,481,000                      -             1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)            5,699,000                      -             5,702,000
  Conversion of Class B stock into
    Class A stock                                                         -                      -                     -
  Net (loss) for the period                                               -             (2,100,000)           (2,100,000)
                                                                 -------------------------------------------------------
BALANCE, DECEMBER 31, 1990                                       $8,177,000            ($6,388,000)          $ 1,795,000
                                                                 -------------------------------------------------------

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (unaudited) (continued)

                                                                               Class A                         Class B
                                                         Per                 Common Stock                    Common Stock
                                                        Share
                                                        Amount          Shares          Dollars          Shares         Dollars
                                                        ------          ------          -------          ------         -------
BALANCE, DECEMBER 31, 1990                              $             4,118,500        $ 4,000          2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   3.00         3,449,955          3,000                 -             -
  Exercise of Class B Warrants for cash                  4.50            79,071              -                 -             -
  Conversion of Class B stock
    into Class A stock                                                  850,000          1,000          (850,000)       (1,000)
  Exercise of stock options                              2.00           417,750          1,000                 -             -
  Fair Value for warrants issued                                              -              -                 -             -
  Net (loss) for the period                                                   -              -                 -             -
                                                                     ---------------------------------------------------------
BALANCE, DECEMBER 31, 1991                                            8,915,276          9,000         1,481,500         1,000
                                                                     ---------------------------------------------------------
  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   4.50         3,370,884          3,000                 -             -
  Conversion of Class B stock
    into Class A stock                                                  106,000              -          (106,000)            -
  Exercise of stock options                              2.49           348,300          1,000                 -             -
  Net (loss) for the period                                                   -              -                 -             -
                                                                     ---------------------------------------------------------
BALANCE, DECEMBER 31, 1992                                           12,740,460         13,000         1,375,500         1,000
                                                                     ---------------------------------------------------------
  Sale of common stock to Medeva PLC.                    7.50           200,000              -                 -             -
  Exercise of stock options                              2.00            32,700              -                 -             -
  Net (loss) for the period                                                   -              -                 -             -
                                                                     ---------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                           12,973,160         13,000         1,375,500         1,000
                                                                     ---------------------------------------------------------
  Exercise of stock options                              2.16            91,250              -                 -             -
  Net (loss) for the period                                                   -              -                 -             -
                                                                     ---------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                           13,064,410         13,000         1,375,500         1,000
                                                                     ---------------------------------------------------------
  Conversion of 8% convertible debentures into
    Class A Common Stock                                 1.85           354,204              -                 -             -
  Exercise of stock options                              1.82            12,750              -                 -             -
Fair Value for warrants/options issued                                        -              -                 -             -
  Net (loss) for the period                                                   -              -                 -             -
                                                                     ---------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                            13,431,364       $13,000         1,375,500        $1,000
                                                                     ---------------------------------------------------------

                                                                                         Deficit
                                                                                      Accumulated
                                                          Additional                   During the
                                                           Paid-in                     Development
                                                          Capital                        Stage                    Total
                                                          -------                        -----                    -----
BALANCE, DECEMBER 31, 1990                              $ 8,177,000                   ($6,388,000)             $ 1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                   10,143,000                             -               10,146,000
  Exercise of Class B Warrants for cash                     356,000                             -                  356,000
  Conversion of Class B stock
    into Class A stock                                            -                             -                        -
  Exercise of stock options                                 835,000                             -                  836,000
  Fair Value for warrants issued                            900,000                             -                  900,000
  Net (loss) for the period                                       -                    (4,605,000)              (4,605,000)
                                                        ------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                               20,411,000                   (10,993,000)               9,428,000
                                                        ------------------------------------------------------------------
  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                   14,465,000                             -               14,468,000
  Conversion of Class B stock
    into Class A stock                                            -                             -                        -
  Exercise of stock options                                 865,000                             -                  866,000
  Net (loss) for the period                                       -                    (4,016,000)              (4,016,000)
                                                        ------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                               35,741,000                   (15,009,000)              20,746,000
                                                        ------------------------------------------------------------------
  Sale of common stock to Medeva PLC.                     1,500,000                             -                1,500,000
  Exercise of stock options                                  65,000                             -                   65,000
  Net (loss) for the period                                       -                    (6,521,000)              (6,521,000)
                                                        ------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                               37,306,000                   (21,530,000)              15,790,000
                                                        ------------------------------------------------------------------
  Exercise of stock options                                 197,000                             -                  197,000
  Net (loss) for the period                                       -                    (7,431,000)              (7,431,000)
BALANCE, DECEMBER 31, 1994                               37,503,000                   (28,961,000)               8,556,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                    571,000                             -                  571,000
  Exercise of stock options                                  23,000                             -                   23,000
Fair Value for warrants/options issued                      602,000                             -                  602,000
  Net (loss) for the period                                       -                    (5,607,000)              (5,607,000)
                                                        ------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                              $38,699,000                  ($34,568,000)             $ 4,145,000
                                                        ------------------------------------------------------------------

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (unaudited) (continued)

                                                                                    Class A                       Class B
                                                               Per               Common Stock                   Common Stock
                                                              Share
                                                             Amount          Shares          Dollars       Shares         Dollars
                                                             ------          ------          -------       ------         -------
BALANCE, DECEMBER 31, 1995                                                13,431,364        $13,000        1,375,500       $1,000
  Conversion of 8% convertible debentures into
    Class A Common Stock                                      2.74         2,269,755        $ 2,000               -             -
  Exercise of stock options                                   2.53           569,875          1,000               -             -
  Fair Value for warrants/options issued                                           -              -               -             -
  Discount on 7% convertible debentures                                            -              -               -             -
  Net (loss) for the period                                                        -              -               -             -
                                                                          -------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                                16,270,994         16,000       1,375,500         1,000
                                                                          -------------------------------------------------------
  Conversion of 7% and 8% convertible debentures into
    Class A Common Stock                                      2.93         2,995,006          3,000               -             -
  Sale of Class B Common Stock to Chairman for cash           2.23                 -              -         350,000         1,000
  Exercise of stock options                                   2.00            27,500              -               -             -
  Fair Value for warrants issued                                                   -              -               -             -
  Class A Common Stock issued                                 3.12            48,117              -               -             -
  Net (loss) for the period                                                        -              -               -             -
                                                                          -------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                                19,341,617         19,000       1,725,500         2,000
                                                                          -------------------------------------------------------
  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                  .32         4,851,618          5,000               -             -
  Sale of Class B Common Stock to Chairman for cash            .37                 -              -       1,274,500         1,000
  Exercise of stock options                                   1.75             4,000              -               -             -
  Fair Value for warrants issued                                                   -              -               -             -
  Class A Common Stock issued                                 1.06           163,915              -               -             -
  Class A Common Stock issued for Stellar                     1.76           398,406          1,000               -
  Class A Common Stock issued for Private Placement            .25        10,800,000         11,000               -             -
  Discount on 5% convertible debentures                                            -              -               -             -
  Net (loss) for the period                                                        -              -               -             -
                                                                          -------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                                35,559,556         36,000       3,000,000         3,000
                                                                          -------------------------------------------------------
  Sale of Class A Common Stock to Chairman for cash           1.13           440,000              -               -             -
  Exercise of stock options                                    .61             5,250              -               -             -
  Fair Value for warrants issued                                                   -              -               -             -
  Class A Common Stock issued                                  .50           913,704          1,000               -             -
  Net (loss) for the period                                                        -              -               -             -
                                                                          -------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                                36,918,510        $37,000        3,000,000       $3,000
                                                                          -------------------------------------------------------

                                                                                         Deficit
                                                                                        Accumulated
                                                                 Additional             During the
                                                                   Paid-in              Development
                                                                   Capital                Stage                   Total
                                                                   -------                -----                   -----
BALANCE, DECEMBER 31, 1995                                       $38,699,000           ($34,568,000)            $4,145,000
  Conversion of 8% convertible debentures into
    Class A Common Stock                                           5,483,000                      -              5,485,000
  Exercise of stock options                                        1,438,000                      -              1,439,000
  Fair Value for warrants/options issued                             330,000                      -                330,000
  Discount on 7% convertible debentures                            1,843,000                      -              1,843,000
  Net (loss) for the period                                                -             (7,700,000)            (7,700,000)
                                                                ----------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                         7,793,000            (42,268,000)             5,542,000
                                                                ----------------------------------------------------------
  Conversion of 7% and 8% convertible debentures into
    Class A Common Stock                                           7,152,000                      -              7,155,000
  Sale of Class B Common Stock to Chairman for cash                  778,000                      -                779,000
  Exercise of stock options                                           55,000                      -                 55,000
  Fair Value for warrants issued                                     149,000                      -                149,000
  Class A Common Stock issued                                        150,000                      -                150,000
  Net (loss) for the period                                                -             (7,147,000)            (7,147,000)
                                                                ----------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                         6,077,000            (49,415,000)             6,683,000
                                                                ----------------------------------------------------------
  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                      1,442,000                      -              1,447,000
  Sale of Class B Common Stock to Chairman for cash                  465,000                      -                466,000
  Exercise of stock options                                            7,000                      -                  7,000
  Fair Value for warrants issued                                     205,000                      -                205,000
  Class A Common Stock issued                                        174,000                      -                174,000
  Class A Common Stock issued for Stellar                            699,000                      -                700,000
  Class A Common Stock issued for Private Placement                2,689,000                      -              2,700,000
  Discount on 5% convertible debentures                              762,000                      -                762,000
  Net (loss) for the period                                                -             (7,548,000)            (7,548,000)
                                                                ----------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                         2,520,000            (56,963,000)             5,596,000
                                                                ----------------------------------------------------------
  Sale of Class A Common Stock to Chairman for cash                  495,000                      -                495,000
  Exercise of stock options                                            3,000                      -                  3,000
  Fair Value for warrants issued                                     376,000                      -                376,000
  Class A Common Stock issued                                        458,000                      -                459,000
  Net (loss) for the period                                                -             (5,351,000)            (5,351,000)
                                                                ----------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                       $ 3,852,000           ($62,314,000)           $ 1,578,000
                                                                ----------------------------------------------------------

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (unaudited) (continued)


                                                                                       Class A                   Class B
                                                                    Per              Common Stock              Common Stock
                                                                   Share
                                                                   Amount       Shares        Dollars       Shares       Dollars
                                                                   ------       ------        -------       ------       -------
BALANCE, DECEMBER 31, 1999                                         $          36,918,510      $37,000     3,000,000      $3,000

  Sale of Series A Convertible Preferred Stock (7,000 shares)                          -            -             -           -
  Warrants issued with the Convertible Preferred Stock                                 -            -             -           -
  Preferred stock dividend related to warrants                                         -            -             -           -
  Exercise of stock options and warrants                            .97        1,278,675        1,000             -           -
  Fair Value for warrants issued                                                       -            -             -           -
  Class A Common Stock issued                                       .55        2,830,070        3,000             -           -
  Net (loss) for the period                                                            -            -             -           -
                                                                              -------------------------------------------------
BALANCE, DECEMBER 31, 2000                                                    41,027,255       41,000     3,000,000       3,000
                                                                              -------------------------------------------------
  Exercise of stock options                                         .25           75,000            -
  Net (loss) for the period
                                                                              -------------------------------------------------
BALANCE, MARCH 31, 2001                                                       41,102,255      $41,000     3,000,000      $3,000
                                                                              -------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                       Additional           During the
                                                                       Paid-in             Development
                                                                       Capital                Stage                   Total
                                                                       -------                -----                   -----
BALANCE, DECEMBER 31, 1999                                            $ 1,852,000          ($62,314,000)          $ 1,578,000

  Sale of Series A Convertible Preferred Stock (7,000 shares)           3,500,000                     -             3,500,000
  Warrants issued with the Convertible Preferred Stock                  2,450,000                     -             2,450,000
  Preferred stock dividend related to warrants                                  -            (2,450,000)           (2,450,000)
  Exercise of stock options and warrants                                1,234,000                     -             1,235,000
  Fair Value for warrants issued                                          342,000                     -               342,000
  Class A Common Stock issued                                           1,557,000                     -             1,560,000
  Net (loss) for the period                                                     -            (3,775,000)           (3,775,000)
                                                                      -------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                             72,935,000           (68,539,000)            4,440,000
                                                                      -------------------------------------------------------
  Exercise of stock options                                                19,000                                      19,000
  Net (loss) for the period                                                                    (893,000)             (893,000)
                                                                      -------------------------------------------------------
BALANCE, MARCH 31, 2001                                               $72,954,000          ($69,432,000)          $ 3,566,000
                                                                      -------------------------------------------------------


 The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001


(1) INTERIM FINANCIAL STATEMENTS
The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2001 and results of operations for the three months ended March 31, 2001 and March 31, 2000. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the full year.

(2) LIQUIDITY AND FINANCING
As of March 31, 2001, ABS had working capital of $570,000 compared to a working capital of $1,377,000 as of December 31, 2000. Additionally, the Company had cash and cash equivalents of $396,000 at March 31, 2001. As of April 30, 2001 the Company's cash and cash equivalents had decreased to approximately $175,000. In April and May 2001, the Company began to implement a cash conservation program, which includes executive officers deferring 50% to 100% of their salaries and certain consultants deferring their compensation. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company will require the receipt of additional financing, the receipt of additional licensing fees and milestone payments and the disposition of nonstrategic assets. If this does not occur, the Company will be required to carry out a significant cash conservation program to carry it beyond the next few months. Due to the uncertainties involved in the receipt of milestone payments and additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, the Company's independent public accountants have qualified their year-end December 31, 2000 audit opinion with regard to the Company's ability to continue as a going concern.

In order to address the need for additional capital, ABS is actively seeking to license certain of its products and is aggressively working on those matters within its control with respect to achievement of contractual milestones for milestone payments. The Company's current products, which it is aggressively seeking to license, include TpP, MH1, and the ABS-205 neurobiology compound. If it is successful in licensing some of these products, the licensees might provide additional funding or might perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise, which will indirectly lead to revenue for the Company. The Company is also discussing collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guaranty that it will be successful in generating funding from these sources.

In addition the Company is continuing discussions with certain potential investors and private placement agents concerning additional financing. However, in the current economic environment, financing has become more difficult to obtain, including within the biotechnology industry, and there is no guaranty that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all. The Company's failure to raise sufficient additional funds, either through licensing, milestone payments or co-marketing activities or additional financing, will have a material adverse effect on its financial condition and ability to continue as a going concern.

(3) NET LOSS PER COMMON SHARE
The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". In accordance with SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. The provisions of SFAS No. 128 require the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 2001 and 2000 is the same as Basic EPS because the inclusion of stock options, warrants and the conversion of series A preferred stock outstanding would be antidilutive.

(4) INVENTORY
Inventory consists of the following:

                                                March 31,            December 31,
                                                  2001                  2000
                                                  ----                  ----
                     Raw Materials              $330,000              $328,000
                     Work in Process             120,000               132,000
                     Finished Goods              104,000               171,000
                                                --------              --------
                                                $554,000              $531,000
                                                ========              ========

(5) STOCKHOLDERS' EQUITY
Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended March 31, 2001.

                                                                    Weighted Avg.
                                                                       Option
                                                Shares                 Price
                                                ------                 -----
                     Granted                    329,000                $ .69
                     Exercised                   75,000                $ .25
                     Expired                     75,000                $2.00
                     Cancelled                  340,000                $ .91

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on collaborators and licensees, the impact of competitive products, third party reimbursement issues, changing market conditions and other risks. These forward-looking statements represent management's judgement as of the date of filing of this Form 10-Q and should be considered with the risk factors set forth in the Company's various filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

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

         On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. On April 23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares). On April 24, 2000 (second fiscal quarter), the Company made the second contingent payment of $20,000 in Class A

Common Stock (10,811 shares). On April 24, 2001 (second fiscal quarter) the Company made the third and final contingent payment of $150,000 in Class A Common Stock (236,967 shares).

         On January 27, 2000, ABS granted to Abbott Laboratories ("Abbott") an exclusive worldwide license to its ABS-103 neurocompound. In consideration for the license, ABS received an initial license fee of $500,000 and is to receive up to $17 million of milestone payments upon successfully reaching development milestones and royalties on commercial sales. In addition, Abbott purchased 2,782,931 Class A Common Stock for $1.5 million.

         On February 3, 2000, ABS issued 7,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 7,000,000 shares of Class A Common Stock to Biotechnology Value Fund and the Company's Chairman, Mr. Roach for an aggregate purchase price of $3.5 million.

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

         ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology program and monoclonal antibody programs and in the development and commercialization of a rapid assay format for TpP, as well as in the FDA approval process relating to additional 510(k) filings for TpP and Stellar's products.

         As of March 31, 2001, ABS had working capital of $570,000 compared to a working capital of $1,377,000 as of December 31, 2000. Additionally, the Company had cash and cash equivalents of $396,000 at March 31, 2001. As of April 30, 2001 the Company's cash and cash equivalents had decreased to approximately $175,000. In April and May 2001, the Company began to implement a cash conservation program, which includes executive officers deferring 50% to 100% of their salaries and certain consultants deferring their compensation. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company will require the receipt of additional financing, the receipt of additional licensing fees and milestone payments and the disposition of nonstrategic assets. If this does not occur, the Company will be required to carry out a significant cash conservation program to carry it beyond the next few months. Due to the uncertainties involved in the receipt of milestone payments and additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, the Company's independent public accountants have qualified their year-end December 31, 2000 audit opinion with regard to the Company's ability to continue as a going concern.

         In order to address the need for additional capital, ABS is actively seeking to license certain of its products and is aggressively working on those matters within its control with respect to achievement of contractual milestones for milestone payments. The Company's current products, which it is aggressively seeking to license, include TpP, MH1, and the ABS-205 neurobiology compound. If it is successful in licensing some of these products, the licensees might provide additional funding or might perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise, which will indirectly lead to revenue for the Company. The Company is also discussing collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guaranty that it will be successful in generating funding from these sources.

         In addition the Company is continuing discussions with certain potential investors and private placement agents concerning additional financing. However, in the current economic environment, financing has become more difficult to obtain, including within the biotechnology industry, and there is no guaranty that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all. The Company's failure to raise sufficient additional funds, either through licensing, milestone payments or co-marketing activities or additional financing, will have a material adverse effect on its financial condition and ability to continue as a going concern.

         The Company's cash and cash equivalents decreased by $798,000 to $396,000 during the first quarter of 2001. This decrease was primarily due to net cash used in operations ($713,000) and used in investing activities ($90,000) which was partly offset by financing activities ($5,000). Net cash of $713,000 was used to fund the Company's cash loss from operations of $739,000 (net of non-cash expenses of $99,000 for depreciation and amortization, $57,000 incurred in connection with the issuance of stock and warrants and $2,000 net gain from the sale of a fixed asset). Net cash of $26,000 was provided by changes in operating assets and liabilities primarily as a result of an increase in accounts payable and accrued expenses ($115,000), a decrease in other current assets ($51,000), a decrease in other assets ($10,000) offset by an increase in accounts receivable ($127,000), and an increase in inventory ($23,000). Cash used in investing activities was for the purchase of equipment ($2,000) and capitalized patent costs ($90,000) partially offset by the proceeds from the sale of fixed assets ($2,000). Financing activities provided $5,000 from the exercise of stock options ($19,000), offset by payments of other notes payable ($14,000).

RESULTS OF OPERATIONS

      Three Months Ended March 31, 2001

         The Company had a net loss of $893,000 for the first quarter ended March 31, 2001 compared to a net loss of $498,000 for the first quarter ended March 31, 2000. The increase in the net loss is attributable primarily to the Company not receiving a license fee of $500,000 in the first quarter of 2001, as it had in the first quarter of 2000, and secondarily to reduced revenue from collaborative agreements and investment income, an increase in R&D expenses offset by reduced SG&A expenses, interest expense and increased gross margin on increased sales.

         The increase in sales during the first quarter of 2001 was primarily from sales of Stellar products and an increase in TpP diagnostic kits sales.

         Research and development expenses increased by $70,000, from $261,000 to $331,000, primarily due to the increase in the neurobiology research program.

         Selling, general and administrative expenses decreased by $158,000, from $1,059,000 to $901,000, as a result of reduced professional service costs, reduced personnel costs and a decrease in investor relations cost, which were offset in part by increased depreciation and amortization costs.

         Interest expense decreased by $9,000, from $11,000 to $2,000, resulting primarily from the repayment of loans to the Company's Chairman in the first quarter of 2000.

         Investment income decreased by $22,000, from $30,000 in the first quarter of 2000 to $8,000 in first quarter of 2001, as a result of lower average cash balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's available cash is invested in highly liquid investments (primarily United States Treasury Bills) which have a maturity, at the time of purchase, of less than three months. The Company does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations. The Company does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. The Company does not believe it has any other material exposure to market risks associated with interest rates.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  The Company filed a report on Form 8-K dated January 11, 2001 (date of earliest event reported) on January 16, 2001, reporting under Item 5, Other Events, relating to certain changes in management.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN BIOGENETIC SCIENCES, INC.
                                  (Registrant)


Date   May 14, 2001                 /s/  Josef C. Schoell
      ------------------            ---------------------------------------
                                         Josef C. Schoell
                                         President, Chief Operating Officer and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)