Form 10-Q
period 2001-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2001-08-13
CIK 856984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2001              COMMISSION FILE NUMBER 0-19041


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at August 3, 2001
-------------------------------------            -----------------------------
Class A Common Stock, par value $.001                      41,339,222
Class B Common Stock, par value $.001                       3,000,000

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                  Form 10-Q for the Quarter Ended June 30, 2001

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements:                                                  Page No.
                                                                                --------
             Consolidated Balance Sheets -
                June 30, 2001 and December 31, 2000                                 3
             Consolidated Statements of Operations -
                Three and Six Months Ended June 30, 2001 and June 30, 2000
                and For the Period from Inception (September 1, 1983)
                Through June 30, 2001                                               4
             Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2001 and June 30, 2000 and
                For the Period from Inception (September 1, 1983)
                Through June 30, 2001                                               5
             Consolidated Statements of Stockholders' Equity -
                For the Period from Inception (September 1, 1983)
                Through June 30, 2001                                             6 - 9
          Notes to Consolidated Financial Statements                             10 - 12

Item 2:  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  13 - 16

Item 3:  Quantitative and Qualitative Disclosures about Market Risk                17

Part II - OTHER INFORMATION

Item 2:  Changes in Securities                                                     18
Item 4.  Submission of Matters to Vote of Security Holders                       18 - 19
Item 5.  Other Information                                                         19
Item 6:  Exhibits and Reports on Form 8-K                                          19
          Signature                                                                20

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,         December 31,
                                                                                          2001               2000
                                                                                      ------------       ------------
                                                                                       (Unaudited)
                                        ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                            $  1,268,000       $  1,194,000
 Accounts receivable                                                                        17,000            146,000
 Inventories                                                                               297,000            531,000
 Other current assets                                                                       18,000             74,000
                                                                                      ------------       ------------
   Total current assets                                                                  1,600,000          1,945,000
                                                                                      ------------       ------------
Fixed assets, net of accumulated depreciation of $1,935,000 and $1,958,000,
  respectively                                                                             129,000            477,000
Patent costs, net of accumulated amortization of $737,000 and
  $633,000, respectively                                                                 2,012,000          1,967,000
Intangible assets, net                                                                          --            599,000
Other assets                                                                                34,000             98,000
                                                                                      ------------       ------------
                                                                                      $  3,775,000       $  5,086,000
                                                                                      ============       ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                               $    961,000       $    368,000
  Current portion of capital lease obligation                                               16,000             16,000
  Current portion of notes payable                                                         230,000            184,000
                                                                                      ------------       ------------
     Total current liabilities                                                           1,207,000            568,000
                                                                                      ------------       ------------
LONG TERM LIABILITIES:
  Notes payable, less current portion                                                           --              7,000
  Capital lease obligation                                                                  66,000             71,000
                                                                                      ------------       ------------
     Total liabilities                                                                   1,273,000            646,000
                                                                                      ------------       ------------

STOCKHOLDERS' EQUITY:

 Series A convertible preferred stock, par value $.001 per share 10,000,000 shares authorized; 7,000 shares issued and outstanding (liquidation
   preference of $3,500,000)                                                                    --                 --
 Class A common stock, par value $.001 per share; 150,000,000 shares authorized;
   41,339,222 and 41,027,255 shares issued and outstanding, respectively                    41,000             41,000
 Class B common stock, par value $.001 per share; 3,000,000 shares authorized;
   3,000,000 shares issued and outstanding                                                   3,000              3,000
 Additional paid-in capital                                                             73,104,000         72,935,000
 Deficit accumulated during the development stage                                      (70,646,000)       (68,539,000)
                                                                                      ------------       ------------
   Total stockholders' equity                                                            2,502,000          4,440,000
                                                                                      ------------       ------------
                                                                                      $  3,775,000       $  5,086,000
                                                                                      ------------       ------------

The accompanying notes are an integral part of these consolidated balance sheets.

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended                   Six Months Ended
                                             -------------------------------     -------------------------------
                                                                                                                    For the Period
                                                                                                                    From Inception
                                                                                                                     (September 1,
                                                                                                                     1983) Through
                                             June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000     June 30, 2001
                                             -------------     -------------     -------------     -------------     -------------
REVENUES:
 Sales                                        $    363,000      $    461,000      $    851,000      $    844,000      $  5,188,000
 Royalties / license fees                            1,000                --             2,000           500,000         1,504,000
 Collaborative agreements                               --            15,000            34,000            91,000           575,000
                                              ------------      ------------      ------------      ------------      ------------
                                                   364,000           476,000           887,000         1,435,000         7,267,000

COSTS AND EXPENSES:
  Cost of sales                                    121,000           132,000           313,000           288,000         2,025,000
  Research and development                         227,000           328,000           558,000           589,000        32,415,000
  Selling, general and administrative              930,000         1,099,000         1,831,000         2,158,000        39,653,000
  Facility consolidation cost                           --                --                --                --           252,000
                                              ------------      ------------      ------------      ------------      ------------
  Loss from operations                            (914,000)       (1,083,000)       (1,815,000)       (1,600,000)      (67,078,000)
                                              ============      ============      ============      ============      ============

OTHER INCOME (EXPENSE):
  Interest expense                                 (13,000)           (1,000)          (15,000)          (12,000)       (4,406,000)
  Net gain on sale of fixed assets                      --                --             2,000                --            13,000
  Net loss on sale of business                    (288,000)               --          (288,000)               --          (288,000)
  Investment income, net                             1,000            50,000             9,000            80,000         4,703,000
                                              ------------      ------------      ------------      ------------      ------------
Loss before extraordinary charge                (1,214,000)       (1,034,000)       (2,107,000)       (1,532,000)      (67,056,000)

Extraordinary charge for early retirement
  of debentures, net                                    --                --                --                --        (1,140,000)
                                              ------------      ------------      ------------      ------------      ------------
NET LOSS                                        (1,214,000)       (1,034,000)       (2,107,000)       (1,532,000)      (68,196,000)

Preferred stock dividend related to
warrants                                                --                --                --        (2,450,000)       (2,450,000)
                                              ------------      ------------      ------------      ------------      ------------

Net loss attributable to common
stockholders                                  ($ 1,214,000)     ($ 1,034,000)     ($ 2,107,000)     ($ 3,982,000)     ($70,646,000)
                                              ============      ============      ============      ============      ============

PER SHARE INFORMATION (NOTE 4):

Basic and Diluted net loss per share          ($       .03)     ($       .02)     ($       .05)     ($       .09)
                                              ============      ============      ============      ============

Common shares used in computing per share
  amounts:
  Basic and Diluted                             44,339,000        43,767,000        44,173,000        42,948,000
                                              ============      ============      ============      ============

 The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                        Six Months Ended           For the Period From Inception
                                                                --------------------------------    (September 1, 1983) Through
                                                                June 30, 2001      June 30, 2000           June, 30 2001
                                                                -------------      -------------   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               ($ 2,107,000)      ($ 1,532,000)           ($68,196,000)
Adjustments to reconcile net (loss) to net cash
provided by or (used) in operating activities:
   Depreciation and amortization                                     183,000            163,000               3,551,000
   Net gain on sale of fixed assets                                   (2,000)                --                 (13,000)
   Net loss on sale of business                                      288,000                 --                 288,000
   Net gain on sale of marketable securities                              --                 --                (217,000)
   Other noncash expenses accrued primarily for stocks
     and warrants                                                     57,000            154,000               2,926,000
   Amortization of debt discount included in interest
     expense                                                              --                 --               2,160,000
   Extraordinary loss on repurchase of debt                               --                 --               1,140,000
   Write-off of patent costs                                              --                 --                  93,000
 CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF EFFECT
   OF SALE OF BUSINESS:
   (Increase) decrease in accounts receivable                       (104,000)          (105,000)               (142,000)
   (Increase) decrease in inventories                                (40,000)           (27,000)               (413,000)
   (Increase) decrease in other current assets                        56,000             11,000                 (18,000)
   (Increase) decrease in other assets                                 7,000                 --                  65,000
   Increase (decrease) in accounts payable and accrued
     expenses                                                        636,000         (1,023,000)              1,388,000
   Increase in interest payable to stockholder                            --              8,000                 120,000
                                                                ----------------------------------------------------------------
          Net cash provided by (used) in operating
            activities                                            (1,026,000)        (2,351,000)            (57,268,000)
                                                                ----------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                (6,000)            (2,000)             (2,094,000)
  Proceeds from sale of fixed assets                                   2,000                 --                  24,000
  Payments for patent costs and other assets                        (149,000)           (94,000)             (2,819,000)
  Proceeds from sale of business                                   1,200,000                 --               1,200,000
  Business acquisition, net of stock issued and cash
    acquired                                                              --                 --                (119,000)
  Proceeds from maturity and sale of marketable securities                --                 --              67,549,000
  Purchases of marketable securities                                      --                 --             (67,332,000)
                                                                ----------------------------------------------------------------
          Net cash provided by (used in) investing
            activities                                             1,047,000            (96,000)             (3,591,000)
                                                                ----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments to debentureholders                                            --                 --              (2,246,000)
  Proceeds from issuance of common stock, net                         19,000          2,691,000              42,898,000
  Proceeds from issuance of Series A convertible
    preferred stock                                                       --          3,000,000               3,000,000
  Proceeds from issuance of 5% convertible debentures, net                --                 --               3,727,000
  Proceeds from issuance of 7% convertible debentures, net                --                 --               8,565,000
  Proceeds from issuance of 8% convertible debentures, net                --                 --               7,790,000
  Principal payments under capital lease obligation and
    notes payable                                                    (96,000)           (15,000)               (246,000)
  Redemption of 8% convertible debentures                                 --                 --                (500,000)
  Repurchase of 5% convertible debentures                                 --                 --              (3,852,000)
  Capital contributions from chairman                                     --                 --               1,000,000
  Increase in loans payable to stockholder / affiliates              130,000             81,000               3,582,000
  Repayment of loans payable to stockholder / affiliates
   (remainder contributed to capital by the stockholder)                  --           (291,000)             (1,591,000)
                                                                ----------------------------------------------------------------
          Net cash provided by (used in) financing
            activities                                                53,000          5,466,000              62,127,000
                                                                ----------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  74,000          3,019,000               1,268,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,194,000             93,000                      --
                                                                ----------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  1,268,000       $  3,112,000            $  1,268,000
                                                                ----------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Capital expenditure made under capital lease obligation                 --                 --            $    107,000
                                                                ----------------------------------------------------------------
  Convertible debentures converted into 0, 0 and
    10,470,583 shares of Common Stock, respectively                       --                 --            $ 14,658,000
                                                                ----------------------------------------------------------------
  Warrants issued                                                         --       $  2,792,000            $  3,380,000
                                                                ----------------------------------------------------------------
  Conversion of stockholder loan to preferred stock or
    paid-in capital                                                       --       $    500,000            $  1,981,000
                                                                ----------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (unaudited)


                                                                                 Class A                       Class B
                                                             Per               Common Stock                  Common Stock
                                                            Share
                                                            Amount         Shares        Dollars         Shares        Dollars
                                                         -----------    -----------    -----------    -----------    -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)              $                       --    $        --             --    $        --

  Sale of common stock to chairman for cash                      .33         78,000             --             --             --
  Net (loss) for the period                                                      --             --             --             --
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 1983                                                   78,000             --             --             --
                                                                        --------------------------------------------------------

  Sale of common stock to chairman for cash                      .33        193,500             --             --             --
  Net (loss) for the period                                                      --             --             --             --
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 1984                                                  271,500             --             --             --
                                                                        --------------------------------------------------------

  Sale of common stock to chairman for cash                      .33        276,700          1,000             --             --
  Net (loss) for the period                                                      --             --             --             --
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 1985                                                  548,200          1,000             --             --
                                                                        --------------------------------------------------------

  Sale of common stock to chairman for cash                      .33        404,820             --             --             --
  Net (loss) for the period                                                      --             --             --             --
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 1986                                                  953,020          1,000             --             --
                                                                        --------------------------------------------------------

  Sale of common stock to chairman for cash                      .33         48,048             --             --             --
  Net (loss) for the period                                                      --             --             --             --
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 1987                                                1,001,068          1,000             --             --
                                                                        --------------------------------------------------------

  Exchange of common stock for Class B stock                             (1,001,068)        (1,000)     1,001,068          1,000
  Sale of Class B stock to chairman for cash                     .33             --             --      1,998,932          2,000
  Net (loss) for the period                                                      --             --             --             --
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 1988                                                       --             --      3,000,000          3,000
                                                                        --------------------------------------------------------

  Net (loss) for the period                                                      --             --             --             --
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 1989                                                       --             --      3,000,000          3,000
                                                                        --------------------------------------------------------
  Conversion of loans payable to stockholder into
    additional paid-in capital                                                   --             --             --             --
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)          2.00      3,450,000          3,000             --             --
  Conversion of Class B stock into
    Class A stock                                                           668,500          1,000       (668,500)        (1,000)
  Net (loss) for the period                                                      --             --             --             --
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 1990                                                4,118,500    $     4,000      2,331,500    $     2,000
                                                                        --------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                                         Additional      During the
                                                           Paid-in      Development
                                                           Capital         Stage          Total
                                                         -----------    -----------    -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)              $        --    $        --    $        --

  Sale of common stock to chairman for cash                   26,000             --         26,000
  Net (loss) for the period                                       --        (25,000)       (25,000)
                                                         -----------------------------------------
BALANCE, DECEMBER 31, 1983                                    26,000        (25,000)         1,000
                                                         -----------------------------------------

  Sale of common stock to chairman for cash                   65,000             --         65,000
  Net (loss) for the period                                       --       (242,000)      (242,000)
                                                         -----------------------------------------
BALANCE, DECEMBER 31, 1984                                    91,000       (267,000)      (176,000)
                                                         -----------------------------------------

  Sale of common stock to chairman for cash                   92,000             --         93,000
  Net (loss) for the period                                       --       (305,000)      (305,000)
                                                         -----------------------------------------
BALANCE, DECEMBER 31, 1985                                   183,000       (572,000)      (388,000)
                                                         -----------------------------------------

  Sale of common stock to chairman for cash                  134,000             --        134,000
  Net (loss) for the period                                       --       (433,000)      (433,000)
                                                         -----------------------------------------
BALANCE, DECEMBER 31, 1986                                   317,000     (1,005,000)      (687,000)
                                                         -----------------------------------------

  Sale of common stock to chairman for cash                   16,000             --         16,000
  Net (loss) for the period                                       --       (730,000)      (730,000)
                                                         -----------------------------------------
BALANCE, DECEMBER 31, 1987                                   333,000     (1,735,000)    (1,401,000)
                                                         -----------------------------------------

  Exchange of common stock for Class B stock                      --             --             --
  Sale of Class B stock to chairman for cash                 664,000             --        666,000
  Net (loss) for the period                                       --     (1,031,000)    (1,031,000)
                                                         -----------------------------------------
BALANCE, DECEMBER 31, 1988                                   997,000     (2,766,000)    (1,766,000)
                                                         -----------------------------------------

  Net (loss) for the period                                       --     (1,522,000)    (1,522,000)
                                                         -----------------------------------------
BALANCE, DECEMBER 31, 1989                                   997,000     (4,288,000)    (3,288,000)
                                                         -----------------------------------------
  Conversion of loans payable to stockholder into
    additional paid-in capital                             1,481,000             --      1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)     5,699,000             --      5,702,000
  Conversion of Class B stock into
    Class A stock                                                 --             --             --
  Net (loss) for the period                                       --     (2,100,000)    (2,100,000)
                                                         -----------------------------------------
BALANCE, DECEMBER 31, 1990                               $ 8,177,000    ($6,388,000)   $ 1,795,000
                                                         -----------------------------------------

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (unaudited) (continued)


                                                                                 Class A                        Class B
                                                             Per               Common Stock                   Common Stock
                                                            Share
                                                            Amount         Shares         Dollars        Shares          Dollars
                                                         ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1990                               $                 4,118,500   $      4,000      2,331,500    $      2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                           3.00      3,449,955          3,000             --              --
  Exercise of Class B Warrants for cash                          4.50         79,071             --             --              --
  Conversion of Class B stock
    into Class A stock                                                       850,000          1,000       (850,000)         (1,000)
  Exercise of stock options                                      2.00        417,750          1,000             --              --
  Fair Value for warrants issued                                                  --             --             --              --
  Net (loss) for the period                                                       --             --             --              --
                                                                        ----------------------------------------------------------
BALANCE, DECEMBER 31, 1991                                                 8,915,276          9,000      1,481,500           1,000
                                                                        ----------------------------------------------------------
  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                           4.50      3,370,884          3,000             --              --
  Conversion of Class B stock
    into Class A stock                                                       106,000             --       (106,000)             --
  Exercise of stock options                                      2.49        348,300          1,000             --              --
  Net (loss) for the period                                                       --             --             --              --
                                                                        ----------------------------------------------------------
BALANCE, DECEMBER 31, 1992                                                12,740,460         13,000      1,375,500           1,000
                                                                        ----------------------------------------------------------
  Sale of common stock to Medeva PLC                             7.50        200,000             --             --              --
  Exercise of stock options                                      2.00         32,700             --             --              --
  Net (loss) for the period                                                       --             --             --              --
                                                                        ----------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                                12,973,160         13,000      1,375,500           1,000
                                                                        ----------------------------------------------------------
  Exercise of stock options                                      2.16         91,250             --             --              --
  Net (loss) for the period                                                       --             --             --              --
                                                                        ----------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                                13,064,410         13,000      1,375,500           1,000
                                                                        ----------------------------------------------------------
  Conversion of 8% convertible debentures into
    Class A Common Stock                                         1.85        354,204             --             --              --
  Exercise of stock options                                      1.82         12,750             --             --              --
Fair Value for warrants/options issued                                            --             --             --              --
  Net (loss) for the period                                                       --             --             --              --
                                                                        ----------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                                13,431,364   $     13,000      1,375,500    $      1,000
                                                                        ----------------------------------------------------------

                                                                           Deficit
                                                                         Accumulated
                                                          Additional      During the
                                                           Paid-in       Development
                                                           Capital          Stage           Total
                                                         ------------    ------------    ------------
BALANCE, DECEMBER 31, 1990                               $  8,177,000    ($ 6,388,000)   $  1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                     10,143,000              --      10,146,000
  Exercise of Class B Warrants for cash                       356,000              --         356,000
  Conversion of Class B stock
    into Class A stock                                             --              --              --
  Exercise of stock options                                   835,000              --         836,000
  Fair Value for warrants issued                              900,000              --         900,000
  Net (loss) for the period                                        --      (4,605,000)     (4,605,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1991                                 20,411,000     (10,993,000)      9,428,000
                                                         --------------------------------------------
  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                     14,465,000              --      14,468,000
  Conversion of Class B stock
    into Class A stock                                             --              --              --
  Exercise of stock options                                   865,000              --         866,000
  Net (loss) for the period                                        --      (4,016,000)     (4,016,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1992                                 35,741,000     (15,009,000)     20,746,000
                                                         --------------------------------------------
  Sale of common stock to Medeva PLC                        1,500,000              --       1,500,000
  Exercise of stock options                                    65,000              --          65,000
  Net (loss) for the period                                        --      (6,521,000)     (6,521,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1993                                 37,306,000     (21,530,000)     15,790,000
                                                         --------------------------------------------
  Exercise of stock options                                   197,000              --         197,000
  Net (loss) for the period                                        --      (7,431,000)     (7,431,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1994                                 37,503,000     (28,961,000)      8,556,000
                                                         --------------------------------------------
  Conversion of 8% convertible debentures into
    Class A Common Stock                                      571,000              --         571,000
  Exercise of stock options                                    23,000              --          23,000
Fair Value for warrants/options issued                        602,000              --         602,000
  Net (loss) for the period                                        --      (5,607,000)     (5,607,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1995                               $ 38,699,000    ($34,568,000)   $  4,145,000
                                                         --------------------------------------------

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (unaudited) (continued)



                                                                                 Class A                       Class B
                                                             Per               Common Stock                  Common Stock
                                                            Share
                                                            Amount         Shares         Dollars        Shares         Dollars
                                                         ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1995                                                13,431,364   $     13,000      1,375,500   $      1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                         2.74      2,269,755   $      2,000             --             --
  Exercise of stock options                                      2.53        569,875          1,000             --             --
  Fair Value for warrants/options issued                                          --             --             --             --
  Discount on 7% convertible debentures                                           --             --             --             --
  Net (loss) for the period                                                       --             --             --             --
                                                                        ---------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                                16,270,994         16,000      1,375,500          1,000
                                                                        ---------------------------------------------------------
  Conversion of 7% and 8% convertible debentures into
    Class A Common Stock                                         2.93      2,995,006          3,000             --             --
  Sale of Class B Common Stock to Chairman for cash              2.23             --             --        350,000          1,000
  Exercise of stock options                                      2.00         27,500             --             --             --
  Fair Value for warrants issued                                                  --             --             --             --
  Class A Common Stock issued                                    3.12         48,117             --             --             --
  Net (loss) for the period                                                       --             --             --             --
                                                                        ---------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                                19,341,617         19,000      1,725,500          2,000
                                                                        ---------------------------------------------------------
  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                     .32      4,851,618          5,000             --             --
  Sale of Class B Common Stock to Chairman for cash               .37             --             --      1,274,500          1,000
  Exercise of stock options                                      1.75          4,000             --             --             --
  Fair Value for warrants issued                                                  --             --             --             --
  Class A Common Stock issued                                    1.06        163,915             --             --             --
  Class A Common Stock issued for Stellar                        1.76        398,406          1,000             --             --
  Class A Common Stock issued for Private Placement               .25     10,800,000         11,000             --             --
  Discount on 5% convertible debentures                                           --             --             --             --
  Net (loss) for the period                                                       --             --             --             --
                                                                        ---------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                                35,559,556         36,000      3,000,000          3,000
                                                                        ---------------------------------------------------------
  Sale of Class A Common Stock to Chairman for cash              1.13        440,000             --             --             --
  Exercise of stock options                                       .61          5,250             --             --             --
  Fair Value for warrants issued                                                  --             --             --             --
  Class A Common Stock issued                                     .50        913,704          1,000             --             --
  Net (loss) for the period                                                       --             --             --             --
                                                                        ---------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                                36,918,510   $     37,000      3,000,000   $      3,000
                                                                        ---------------------------------------------------------

                                                                           Deficit
                                                                         Accumulated
                                                          Additional      During the
                                                           Paid-in       Development
                                                           Capital          Stage           Total
                                                         ------------    ------------    ------------
BALANCE, DECEMBER 31, 1995                               $ 38,699,000    ($34,568,000)   $  4,145,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                    5,483,000              --       5,485,000
  Exercise of stock options                                 1,438,000              --       1,439,000
  Fair Value for warrants/options issued                      330,000              --         330,000
  Discount on 7% convertible debentures                     1,843,000              --       1,843,000
  Net (loss) for the period                                        --      (7,700,000)     (7,700,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1996                                 47,793,000     (42,268,000)      5,542,000
                                                         --------------------------------------------
  Conversion of 7% and 8% convertible debentures into
    Class A Common Stock                                    7,152,000              --       7,155,000
  Sale of Class B Common Stock to Chairman for cash           778,000              --         779,000
  Exercise of stock options                                    55,000              --          55,000
  Fair Value for warrants issued                              149,000              --         149,000
  Class A Common Stock issued                                 150,000              --         150,000
  Net (loss) for the period                                        --      (7,147,000)     (7,147,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1997                                 56,077,000     (49,415,000)      6,683,000
                                                         --------------------------------------------
  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                               1,442,000              --       1,447,000
  Sale of Class B Common Stock to Chairman for cash           465,000              --         466,000
  Exercise of stock options                                     7,000              --           7,000
  Fair Value for warrants issued                              205,000              --         205,000
  Class A Common Stock issued                                 174,000              --         174,000
  Class A Common Stock issued for Stellar                     699,000              --         700,000
  Class A Common Stock issued for Private Placement         2,689,000              --       2,700,000
  Discount on 5% convertible debentures                       762,000              --         762,000
  Net (loss) for the period                                        --      (7,548,000)     (7,548,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1998                                 62,520,000     (56,963,000)      5,596,000
                                                         --------------------------------------------
  Sale of Class A Common Stock to Chairman for cash           495,000              --         495,000
  Exercise of stock options                                     3,000              --           3,000
  Fair Value for warrants issued                              376,000              --         376,000
  Class A Common Stock issued                                 458,000              --         459,000
  Net (loss) for the period                                        --      (5,351,000)     (5,351,000)
                                                         --------------------------------------------
BALANCE, DECEMBER 31, 1999                               $ 63,852,000    ($62,314,000)   $  1,578,000
                                                         --------------------------------------------

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (unaudited) (continued)


                                                                                   Class A                        Class B
                                                              Per                Common Stock                   Common Stock
                                                             Share
                                                             Amount          Shares         Dollars         Shares        Dollars
                                                         --------------   ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 1999                               $                  36,918,510   $     37,000      3,000,000   $      3,000

  Sale of Series A Convertible Preferred Stock
    (7,000 shares)                                                                  --             --             --             --
  Warrants issued with the Convertible Preferred Stock                              --             --             --             --
  Preferred stock dividend related to warrants                                      --             --             --             --
  Exercise of stock options and warrants                            .97      1,278,675          1,000             --             --
  Fair Value for warrants issued                                                    --             --             --             --
  Class A Common Stock issued                                       .55      2,830,070          3,000             --             --
  Net (loss) for the period                                                         --             --             --             --
                                                                          ---------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                                  41,027,255         41,000      3,000,000          3,000
                                                                          ---------------------------------------------------------
  Exercise of stock options                                         .25         75,000             --             --             --
  Class A Common Stock issued                                       .63        236,967             --             --             --
  Net (loss) for the period                                                         --             --             --             --
                                                                          ---------------------------------------------------------
BALANCE, JUNE 30, 2001                                                      41,339,222   $     41,000      3,000,000   $      3,000
                                                                          ---------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                                            Additional      During the
                                                             Paid-in       Development
                                                             Capital          Stage           Total
                                                           ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                                 $ 63,852,000    ($62,314,000)   $  1,578,000

  Sale of Series A Convertible Preferred Stock
    (7,000 shares)                                            3,500,000              --       3,500,000
  Warrants issued with the Convertible Preferred Stock        2,450,000              --       2,450,000
  Preferred stock dividend related to warrants                       --      (2,450,000)     (2,450,000)
  Exercise of stock options and warrants                      1,234,000              --       1,235,000
  Fair Value for warrants issued                                342,000              --         342,000
  Class A Common Stock issued                                 1,557,000              --       1,560,000
  Net (loss) for the period                                          --      (3,775,000)     (3,775,000)
                                                           --------------------------------------------
BALANCE, DECEMBER 31, 2000                                   72,935,000     (68,539,000)      4,440,000
                                                           --------------------------------------------
  Exercise of stock options                                      19,000              --          19,000
  Class A Common Stock issued                                   150,000              --         150,000
  Net (loss) for the period                                          --      (2,107,000)     (2,107,000)
                                                           --------------------------------------------
BALANCE, JUNE 30, 2001                                     $ 73,104,000    ($70,646,000)   $  2,502,000
                                                           --------------------------------------------

  The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001

(1)      INTERIM FINANCIAL STATEMENTS

         The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2001 and results of operations for the three and six months ended June 30, 2001 and June 30, 2000. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the full year.

(2)      SALE OF BUSINESS

         On June 29, 2001, the Company and its wholly owned subsidiary, Stellar Bio Systems, Inc. ("Stellar"), completed the sale of Stellar's in vitro immunoflourescent antibody slide format assay business and Stellar's mouse serum business (collectively, the "Stellar Business") to PanBio InDx Inc. ("PanBio InDx"), a wholly owned subsidiary of PanBio Limited, an Australian company. The Company and Stellar received a purchase price of $1.2 million cash paid at closing and the right to receive up to an additional $540,000, payable quarterly over three years, based on revenues of certain portions of the Stellar Business. Assets sold in the transaction included rights to specified products, rights under certain contracts and leases, inventory, accounts receivable and intellectual property related to the Stellar Business, rights to the name "Stellar", certain computer hardware and software and other tangible assets and goodwill. PanBio InDx assumed certain liabilities of the Stellar Business, including accounts payable. The Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill. Any future quarterly receipts will be recorded as gains on the sale.

         In connection with the sale of the assets, the Company entered into a Manufacture and Supply Agreement with PanBio InDx and PanBio Limited, pursuant to which PanBio InDx will manufacture the Company's thrombus precursor protein diagnostic test kit for annual periods that may be terminated on notice given at least 45 days prior to the end of the term.

         The following unaudited pro forma summary presents information as if the Stellar Business had been sold as of December 31, 2000 and 1999. The pro forma amounts include certain adjustments, primarily to the elimination of Stellar results of operations and deferred payments based on a portion of Stellar revenue.

Pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company:

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                     Six Months Ended
                                                 June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                                 -------------      -------------      -------------      -------------
Total Revenue                                    $      29,000      $      72,000      $     119,000      $     682,000
                                                 -------------      -------------      -------------      -------------

Costs and expenses:
   Cost of sales                                         6,000              3,000              7,000              4,000
   Research and development                            195,000            302,000            483,000            528,000
   Selling, general and administrative                 785,000            937,000          1,521,000          1,842,000

Other Income (Expense), Net:                            (1,000)            61,000             27,000             91,000
                                                 -------------      -------------      -------------      -------------
Net loss                                              (958,000)        (1,109,000)        (1,865,000)        (1,601,000)
Preferred stock dividend related to warrants                --                 --                 --         (2,450,000)
                                                 -------------      -------------      -------------      -------------
Net loss attributable to common stockholders         ($958,000)       ($1,109,000)       ($1,865,000)       ($4,051,000)
                                                 =============      =============      =============      =============

Net Loss Per Common Share
  Basic and Diluted net loss per share                   ($.02)             ($.03)             ($.04)             ($.09)
   Basic and Diluted                                44,339,000         43,767,000         44,173,000         42,948,000

(3)      LIQUIDITY AND FINANCING

         As of June 30, 2001, the Company had working capital of $393,000 compared to a working capital of $1,377,000 as of December 31, 2000. Additionally, the Company had cash and cash equivalents of $1,268,000 at June 30, 2001. During the second quarter of 2001, the Company implemented a cash conservation program whereby executive officers deferred 50% to 100% of their salaries and certain consultants deferred their compensation. In addition the Chairman, Mr. Roach, loaned the Company $130,000, which is included in current liabilities as of June 30, 2001. On June 29, 2001, the Company sold the Stellar Business for proceeds of $1,200,000 (See Note 2). The receipt of $1,200,000 provides the Company several months of operating funds and allows for the repayment of amounts owed. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company will require the receipt of additional financing and the receipt of additional licensing fees and milestone payments. If this does not occur, the Company will be required to carry out a significant cash conservation program to carry it beyond the next several months. Due to the uncertainties involved in the receipt of milestone payments and additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, the Company's independent public accountants have qualified their year-end December 31, 2000 audit opinion with regard to the Company's ability to continue as a going concern.

         In order to address the need for additional capital, the Company is actively seeking to license certain of its products and is aggressively working on those matters within its control with respect to achievement of contractual milestones for milestone payments. The Company's current products, which it is aggressively seeking to license, include TpP, MH1, and the ABS-205 neurobiology compound. If it is successful in licensing some of these products, the licensees might provide additional funding or might perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise, which will indirectly lead to revenue for the Company. The Company is also discussing collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guaranty that it will be successful in generating funding from these sources.

         In addition, the Company is continuing discussions with certain potential investors and private placement agents concerning additional financing. The Company has made significant progress in negotiating a financing package although no binding agreement has yet been entered into. In the current economic environment, financing has become more difficult to obtain (including within the biotechnology industry) and there is no guaranty that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all. The Company's failure to raise sufficient additional funds, either through licensing, milestone payments, co-marketing activities or additional financing, will have a material adverse effect on its financial condition and ability to continue as a going concern.

(4)      NET LOSS PER COMMON SHARE

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

(5)      INVENTORY

         Inventory consists of the following:

                                          June 30,      December 31,
                                            2001            2000
                                            ----            ----
                   Raw Materials          $291,000        $328,000
                   Work in Process              --         132,000
                   Finished Goods            6,000          71,000
                                          --------        --------
                                          $297,000        $531,000
                                          ========        ========

(6)      STOCKHOLDERS' EQUITY

         Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended June 30, 2001.

                                                                  Weighted Avg.
                                                  Shares          Option Price
                                                  ------          ------------
                   Granted                      2,802,500             $ .67
                   Exercised / Cancelled               --             $  --

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on collaborators and licensees, the impact of competitive products, third party reimbursement issues, changing market conditions and other risks. These forward-looking statements represent management's judgment as of the date of filing of this Form 10-Q and should be considered with the risk factors set forth in the Company's various filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

         The following discussion and analysis provides information which the Company's (ABS) management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

OVERVIEW

         ABS is a development stage company incorporated in September 1983. To date, ABS has launched two commercial products (TpP, ABS' Thrombus Precursor Protein diagnostic test, and FiF, ABS' Functional Intact Fibrinogen diagnostic test), although it has not yet derived any significant revenues from the sale of these products.

         On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. On April 23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares). On April 24, 2000, the Company made the second contingent payment of $20,000 in Class A Common Stock (10,811 shares). On April 24, 2001 the Company made the third and final contingent payment of $150,000 in Class A Common Stock (236,967 shares). See Note 2 on page 10 for a discussion of the sale of the Stellar business.

         On January 27, 2000, ABS granted to Abbott an exclusive worldwide license to its ABS-103 neurocompound. In consideration for the license, Abbott paid ABS an initial license fee of $500,000 and agreed to pay up to $17.0 million of milestone payments depending upon successfully reaching development milestones plus customary royalties on commercial sales. In addition, Abbott purchased 2,782,931 Class A Common Stock for $1.5 million. As discussed in the Company Annual Report for the fiscal year 2000, Abbott is steadily proceeding with its preclinical studies using ABS-103R. The Company continues to be encouraged by the progress reports issued by Abbott.

         On February 3, 2000, ABS issued 7,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 7,000,000 shares of Class A Common Stock to Biotechnology Value Fund and the Company's Chairman, Mr. Roach for an aggregate purchase price of $3.5 million.

         On June 29, 2001, ABS sold the Stellar Business, which consisted of $1.2 million upfront cash payment at closing plus up to a total of $540,000 payable quarterly over the next three years, based on revenues of a portion of the Stellar Business. Under the terms of the sale, the buyer of Stellar will continue contract manufacturing of ABS' Thrombus Precursor Protein (TpP(TM)) ELISA diagnostic test kit for ABS. ABS recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill. Any future quarterly receipts will be recorded as gains on the sale.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its research and development activities to date principally from (i) the sale of Common Stock issued in an initial public offering, (ii) the exercise of the Class A and Class B Warrants issued in the initial public offering, (iii) private placements of Convertible Debentures, Series A Convertible Preferred Stock and Class A Common Stock, (iv) the exercise of stock options and warrants, (v) capital contributions and loans to ABS by its Chairman of the Board, (vi) initial license fee payments and fees from collaborative contract services, (vii) sale of a business and (viii) the income on funds invested in bank deposits, United States Treasury bills and notes and other high grade liquid investments.

         ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology program and monoclonal antibody programs and in the development and commercialization of a rapid assay format for TpP, as well as in the FDA approval process relating to additional 510(k) filings for TpP.

         As of June 30, 2001, ABS had working capital of $393,000 compared to a working capital of $1,377,000 as of December 31, 2000. Additionally, the Company had cash and cash equivalents of $1,268,000 at June 30, 2001. During the second quarter of 2001, the Company implemented a cash conservation program whereby executive officers deferred 50% to 100% of their salaries and certain consultants deferred their compensation. In addition the Chairman, Mr. Roach, loaned the Company $130,000, which is included in current liabilities as of June 30, 2001. On June 29, 2001, the Company sold the Stellar Business for proceeds of $1,200,000. The receipt of $1,200,000 provides the Company several months of operating funds and allows for the repayment of amounts owed. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company will require the receipt of additional financing and the receipt of additional licensing fees and milestone payments. If this does not occur, the Company will be required to carry out a significant cash conservation program to carry it beyond the next several months. Due to the uncertainties involved in the receipt of milestone payments and additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, the Company's independent public accountants have qualified their year-end December 31, 2000 audit opinion with regard to the Company's ability to continue as a going concern.

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

         In addition, the Company is continuing discussions with certain potential investors and private placement agents concerning additional financing. The Company has made significant progress in negotiating a financing package although no binding agreement has yet been entered into. In the current economic environment, financing has become more difficult to obtain (including within the biotechnology industry) and there is no guaranty that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all. The Company's failure to raise sufficient additional funds, either through licensing, milestone payments or co-marketing activities or additional financing, will have a material adverse effect on its financial condition and ability to continue as a going concern.

         The Company's cash and cash equivalents increased by $74,000 to $1,268,000 during the six months ended June 30, 2001, primarily from investing activities ($1,047,000) which includes the proceeds from the sale of the Stellar Business and financing activities ($53,000) offset by cash used in operations ($1,026,000). Net cash of $1,026,000 was used in operations to fund the Company's cash loss from operations of $1,581,000 (net of non cash expenses of $183,000 for depreciation and amortization, net loss on sale of business $288,000 and $57,000 incurred in connection with the issuance of stock and warrants, offset by a net gain on sale of fixed assets $2,000). Net cash of $555,000 was provided by changes in operating assets and liabilities primarily as a result of an increase in accounts payable and accrued expenses ($636,000), a decrease in other current assets ($56,000), a decrease in other assets ($7,000), partially offset by an increase in accounts receivable ($104,000) and an increase in inventory ($40,000). Cash provided from investing activities was from the sale of the Stellar Business ($1,200,000) and the sale of fixed assets ($2,000), offset by payment for patents ($149,000) and the purchase of equipment ($6,000). Financing activities provided $53,000 as a result of loans from the Company's Chairman ($130,000), the exercise of stock options ($19,000), offset by payments under capital lease obligations and notes payable ($96,000).

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2001

         The Company's net loss of $1,214,000 for the three months ended June 30, 2001 increased by $180,000 from a net loss of $1,034,000 for the three months ended June 30, 2000. The increase in the net loss was primarily due to the net loss on sale of the Stellar Business ($288,000), decreased sales ($98,000), decreased investment income ($49,000), offset by reduced research and development expenses ($101,000) and reduced selling, general and administration expenses ($169,000).

         Sales during the second quarter of 2001 decreased $98,000 primarily due to lower sales of Stellar products ($85,000) as compared to the second quarter of 2000. Sales of TpP diagnostic kits were also lower during the second quarter of 2001 as compared to the second quarter of 2000.

         Cost of Sales decreased $11,000 during the second quarter of 2001. This decrease was not in proportion to the sales decrease due to the product mix in Stellar products sales.

         Research and development expenses decreased by $101,000, from $328,000 for the three months ended June 30, 2000 to $227,000 for the three months ended June 30, 2001, primarily from savings in personnel costs, reduced costs associated with the TpP development program, travel and meeting costs, partially offset by increases in research and development funding for ABS-205.

         Selling, general and administrative expenses decreased by $169,000, from $1,099,000 in the second quarter of 2000 to $930,000 in the second quarter of 2001, as a result of savings in personnel costs, investor relations costs and travel and meeting costs, offset by increased cost of professional service fees associated with the sale of business and licensing activities.

         Interest expense increased $12,000 from $1,000 in the second quarter of 2000 to $13,000 in the second quarter of 2001, primarily from an increase in notes payable and capital lease obligations.

         Investment income decreased by $49,000, from $50,000 in the second quarter of 2000 to $1,000 in the second quarter of 2001, as a result of lower average cash balances.

         Six Months Ended June 30, 2001

         The Company's net loss of $2,107,000 for the six months ended June 30, 2001 increased by $575,000 from a net loss of $1,532,000 for the six months ended June 30, 2000. The increase in the net loss is attributable primarily to the Company not receiving a license fee of $500,000 in the 2001 period, as it had in the 2000 period and the loss on the sale of the Stellar Business of $288,000.

         Sales and cost of sales during the six months of 2001 remained relatively flat compared to the same six months of 2000. As previously discussed, sales decreased during the second quarter 2001 which offset the sales increase during the first quarter of 2001. TpP sales were up 10% for the six months of 2001, again from increased sales in the first quarter of 2001.

         Research and development expenses decreased by $31,000, from $589,000 during the six months ended June 30, 2000 to $558,000 during the six months ended June 30, 2001, primarily from reduced personnel costs, reduced costs associated with the TpP development program, offset by an increase in the neurobiology research program.

         Selling, general and administrative expenses decreased by $327,000, from $2,158,000 during the six months ended June 30, 2000 to $1,831,000 during the six months ended June 30, 2001, as a result of reduced personnel costs, a decrease in investor relations costs, reduced travel and meeting costs, reduced amortization of warrant values and reduced professional service costs during the six months of 2001.

         Interest expense increased by $3,000, from $12,000 during the six months of 2000 compared to $15,000 during the six months of 2001, resulting from higher balances of note payables and capital lease obligations.

         Investment income decreased by $71,000, from $80,000 during the six months ended June 30, 2000 as compared to $9,000 in the six months of 2001, as a result of lower average cash balances.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended June 30, 2001, the Company issued 236,967 shares of Class A Common Stock to the sellers of Stellar in satisfaction of the third and final contingent payment obligation of $150,000 under the terms of the April 1998 agreement for the purchase of that business. Under the agreement, the sellers agreed to acquire the shares issued to them for investment only and not with a view to the distribution of such securities. The Company believes that the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 is applicable to the issuance of such shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2001 Annual Meeting of Stockholders held on June 19, 2001 the following matters were voted on:

         (a) Election of the following seven persons to serve as directors until the next annual meeting of stockholders and until their respective successors are elected and qualified, by the following vote:

                                                                  Voting
                                                                 Authority
                                           For                   Withheld
                                           ---                   --------
         Alfred J. Roach                67,704,870                152,155
         Josef C. Schoell               67,786,870                 70,155
         Ellena M. Byrne                67,704,870                152,155
         Glenna M. Crooks               67,786,870                 70,155
         Joseph C. Hogan                67,786,470                 70,555
         Timothy J. Roach               67,704,870                152,155
         Joseph M. Danis                67,786,470                 70,555

         (b) Adoption of a proposal to authorize an amendment of the Company's Certificate of Incorporation to increase the number of shares of Class A Common Stock which the Company is authorized to issue from 100,000,000 shares to 150,000,000 shares by the following vote:

             For                       Against                    Abstain
             ---                       -------                    -------
         66,090,076                   1,747,964                   18,985


         (c) Adoption of a proposal to authorize an amendment of the Company's Certificate of Incorporation in order to effect a reverse stock split, pursuant to which the Company's outstanding shares of Class A Common Stock and Class B Common Stock would be exchanged for new shares of Class A Common Stock and Class B Common Stock, respectively, in an exchange ratio to be approved by the Board of Directors, ranging from one newly issued share for each two outstanding shares to one newly issued share for each ten outstanding shares by the following vote:

             For                       Against                    Abstain
             ---                       -------                    -------
         65,959,190                   1,869,910                   27,925

         (d) Adoption of proposal to amend the Company's 1993 Non-Employee Director Stock Option Plan to increase the number of shares subject to options to be granted thereunder at the time of a director's initial election and at each annual meeting of stockholders from 10,000 shares to 25,000 shares by the following vote:

             For                       Against                    Abstain
             ---                       -------                    -------
         65,960,110                   1,867,180                   29,735

         (e) Ratification of the selection of Arthur Andersen LLP to serve as the Company's independent auditors for the year ending December 31, 2001 by the following vote:

             For                       Against                    Abstain
             ---                       -------                    -------
         67,763,972                    76,690                     16,363

         Each matter was approved by the vote of Class A and Class B Common Stock stockholders voting together as one class, with each share of Class A having one vote and each share of Class B having ten votes, and the matters described in paragraphs (b) and (d) above were additionally approved by the vote of Class A Common Stock, voting as a separate class, with each share of Class A Common Stock having one vote per share.

ITEM 5.  OTHER INFORMATION

         At the annual meeting of the Board of Directors following the annual meeting of the Stockholders on June 19, 2001, the Board elected the following persons to serve as the executive officers of the Company.

            Name                              Position
            ----                              --------
         Alfred J. Roach            Chairman of the Board and Chief Executive Officer
         Josef C. Schoell           President, Chief Operating Officer and Chief Financial Officer
         Ellena M. Byrne            Executive Vice President-Global Scientific Network
         James H. McLinden          Senior Vice President and Chief Scientific Officer
         Timothy J. Roach           Treasurer and Secretary

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  The Company filed a report on Form 8-K dated June 29, 2001(date of earliest event reported) on July 13, 2001, reporting under Item 2, Acquisition or Disposition of Assets, relating to the sale of the business of its wholly owned subsidiary, Stellar Bio Systems, Inc., to PanBio Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN BIOGENETIC SCIENCES, INC.
                                              (Registrant)



Date:   August 10, 2001                     /s/  Josef C. Schoell
      ------------------------             -------------------------------------
                                           Josef C. Schoell
                                           President, COO & CFO
                                           (Principal Financial and
                                           Accounting Officer)