Form 10-Q
period 2001-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2001-11-14
CIK 856984

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

For the quarter ended September 30, 2001      Commission  File Number 0-19041


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                           Outstanding at November 7, 2001
------------------------------------       --------------------------------
Class A Common Stock, par value $.001                    41,419,909
Class B Common Stock, par value $.001                     3,000,000

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
           ---------------------------------------------------
                      (a development stage company)

           Form 10-Q for the Quarter Ended September 30, 2001
           --------------------------------------------------

                                      INDEX

Part I -  FINANCIAL INFORMATION

Item 1: Financial Statements:                                          Page No.
                                                                       --------
         Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000                      3
         Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 2001 and
             September 30, 2000 and For the Period from Inception
             (September 1, 1983) Through September 30, 2001                4
         Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and
             September 30, 2000 and For the Period from Inception
             (September 1, 1983) Through September 30, 2001                5
         Consolidated Statements of Stockholders' Equity -
             For the Period from Inception (September 1, 1983)
             Through September 30, 2001                                  6 - 9
        Notes to Consolidated Financial Statements                      10 - 14

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      15 - 19

Item 3:  Quantitative and Qualitative Disclosures about Market Risk       19

Part II - OTHER INFORMATION


Item 2:  Changes in Securities                                            20

Item 6:  Exhibits and Reports on Form 8-K                                 20

         Signature                                                        20


                                    AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                                               (a development stage company)

                                                CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,         December 31,
                                                                                               2001                 2000
                                                                                         -----------------    -----------------
                                                                                           (Unaudited)

                                        Assets
Current Assets:
 Cash and cash equivalents                                                                     $1,694,000           $1,194,000
 Accounts receivable                                                                               17,000              146,000
 Inventory                                                                                        295,000              531,000
 Other current assets                                                                              30,000               74,000
                                                                                         -----------------    -----------------
    Total current assets                                                                        2,036,000            1,945,000
                                                                                         -----------------    -----------------

Fixed assets, at cost, net of accumulated depreciation and amortization of
  $1,957,000 and $1,958,000, respectively                                                         106,000              477,000
Patent costs, net of accumulated amortization of $789,000 and
  $633,000, respectively                                                                        2,062,000            1,967,000
Intangible assets, net                                                                                  -              599,000
Other assets                                                                                       42,000               98,000
                                                                                         -----------------    -----------------
                                                                                               $4,246,000           $5,086,000
                                                                                         =================    =================

                         Liabilities And Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                                                          $543,000             $368,000
  Current portion of capital lease obligation                                                      16,000               16,000
  Current portion of notes payable                                                                 49,000              184,000
                                                                                         -----------------    -----------------
     Total current liabilities                                                                    608,000              568,000
                                                                                         -----------------    -----------------
 Long Term Liabilities:
  Notes payable, less current portion                                                                   -                7,000
  Capital lease obligation                                                                         62,000               71,000
                                                                                         -----------------    -----------------
     Total liabilities                                                                            670,000              646,000
                                                                                         -----------------    -----------------

 Stockholders' Equity:
  Series A & B convertible preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 10,333 and 7,000 shares issued and outstanding, respectively
   (liquidation preference of $5,500,000)                                                               -                    -
  Class A common stock, par value $.001 per share; 150,000,000 shares authorized;
    44,413,909 and 41,027,255 shares issued and outstanding, respectively                          41,000               41,000
  Class B common stock, par value $.001 per share; 3,000,000 shares authorized;
    3,000,000 shares issued and outstanding                                                         3,000                3,000
  Additional paid-in capital                                                                   76,089,000           72,935,000
  Deficit accumulated during the development stage                                            (72,557,000)         (68,539,000)
                                                                                         -----------------    -----------------
     Total stockholders' equity                                                                 3,576,000            4,440,000
                                                                                         -----------------    -----------------
                                                                                               $4,246,000           $5,086,000
                                                                                         -----------------    -----------------

The accompanying notes are an integral part of these consolidated balance sheets.


                                    AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                                               (a development stage company)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                                                                              For the Period
                                                                                                              From Inception
                                                     Three Months Ended            Nine Months Ended          (September 1,
                                               ------------------------------ ------------------------------- 1983) Through
                                               September 30,   September 30,    September 30,     September    September 30,
                                                    2001            2000            2001         30, 2000          2001
                                               --------------- -------------- --------------- --------------- ----------------
    Revenues:
     Sales                                           $6,000        $367,000        $857,000     $1,211,000        $5,194,000
     Royalties / license fees                         1,000               -           3,000        500,000         1,505,000
     Collaborative agreements                             -          51,000          34,000        142,000           575,000
                                               --------------- -------------- --------------- --------------- ----------------
                                                      7,000         418,000         894,000      1,853,000         7,274,000
    Expenses:
       Cost of sales                                  1,000         159,000         314,000        447,000         2,026,000
       Research and development                     223,000         351,000         781,000        940,000        32,638,000
       Selling, general and administrative          787,000         938,000       2,596,000      3,096,000        40,418,000
       Facility consolidation cost                        -               -               -              -           252,000
                                               --------------- -------------- --------------- --------------- ----------------
         Loss from operations                    (1,004,000)     (1,030,000)     (2,797,000)    (2,630,000)      (68,060,000)
                                               --------------- -------------- --------------- --------------- ---------------

    Other Income (Expense):
       Interest expense                              (6,000)         (4,000)        (21,000)       (16,000)        (4,412,000)
       Net gain on sale of fixed assets               2,000               -           4,000              -             15,000
       Net loss on sale of business                       -               -        (288,000)             -           (288,000)
       Investment income                              9,000          37,000          18,000        117,000          4,712,000
       Equity in loss of joint venture              (21,000)              -         (43,000)             -            (43,000)
                                               --------------- -------------- --------------- --------------- ----------------
         Loss before extraordinary charge        (1,020,000)       (997,000)     (3,127,000)    (2,529,000)       (68,076,000)

    Extraordinary charge for early retirement
       of debentures, net                                 -               -               -              -         (1,140,000)
                                               --------------- -------------- --------------- --------------- ----------------
         Net loss                                (1,020,000)       (997,000)     (3,127,000)    (2,529,000)       (69,216,000)

    Non-cash preferred stock dividend              (891,000)              -        (891,000)    (2,450,000)        (3,341,000)
                                               --------------- -------------- --------------- --------------- ----------------
    Net loss attributable to common
    stockholders                                ($1,911,000)      ($997,000)    ($4,018,000)   ($4,979,000)      ($72,557,000)
                                               =============== ============== =============== =============== ================

    Per Share Information (Note 4):
    Basic and Diluted net loss per share
                                                   ($  .04)        ($  .02)        ($   .09)       ($  .12)
                                               =============== ============== =============== ===============

    Common shares used in computing per
    share amounts:
       Basic and Diluted                         44,372,000      43,967,000      44,240,000     43,290,000
                                               =============== ============== =============== ===============

The accompanying notes are an integral part of these consolidated statements.

                                    AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                                               (a development stage company)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)



                                                                    Nine Months Ended                  For the Period From Inception
                                                          ------------------------------------------    (September 1, 1983) Through
                                                          September 30, 2001   September 30, 2000       September, 30 2001
                                                          ------------------   ---------------------   -------------------------
Cash Flows From Operating Activities:
Net loss                                                      ($3,127,000)          ($2,529,000)            ($69,216,000)
Adjustments to reconcile net (loss) to net cash
provided by or (used) in operating activities:
   Depreciation and amortization                                  258,000               240,000                3,626,000
   Net gain on sale of fixed assets                                (4,000)                    -                  (15,000)
   Net loss on sale of business                                   288,000                     -                  288,000
   Net gain on sale of marketable securities                            -                     -                 (217,000)
   Other noncash expenses accrued primarily for stocks
     and warrants                                                  57,000               239,000                2,926,000
   Amortization of debt discount included in interest
     expense                                                            -                     -                2,160,000
   Extraordinary loss on repurchase of debt                             -                     -                1,140,000
   Write-off of patent costs                                            -                     -                   93,000
   Equity in loss of joint venture                                 43,000                     -                   43,000
 Changes in operating assets and liabilities net
   of effect of sale of business:
   (Increase) decrease in accounts receivable                    (104,000)             (129,000)                (142,000)
   (Increase) decrease in inventory                               (38,000)              (51,000)                (411,000)
   (Increase) decrease in other current assets                     44,000                22,000                  (30,000)
   (Increase) decrease in other assets                             (1,000)                3,000                   57,000
   Increase (decrease) in accounts payable and accrued
     expenses                                                     219,000            (1,137,000)                 971,000

   Increase in interest payable to stockholder                          -                 8,000                  120,000
                                                          ------------------   ---------------------   --------------------
          Net cash provided by (used in) operating
          activities                                           (2,365,000)           (3,334,000)             (58,607,000)
                                                          ------------------   ---------------------   --------------------
Cash Flows From Investing Activities:
  Capital expenditures                                             (6,000)              (30,000)              (2,094,000)
  Proceeds from sale of fixed assets                                4,000                     -                   26,000
  Payments for patent costs and other assets                     (251,000)             (134,000)              (2,921,000)
  Proceeds from sale of business                                1,200,000                     -                1,200,000
  Business acquisition, net of stock issued and cash
    acquired                                                            -                     -                 (119,000)
  Proceeds from maturity and sale of marketable securities              -                     -               67,549,000
  Purchases of marketable securities                                    -                     -              (67,332,000)
                                                          ------------------   ---------------------   --------------------
          Net cash provided by (used in) investing
          activities                                              947,000              (164,000)              (3,691,000)
                                                          ------------------   ---------------------   --------------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                          -                     -               (2,246,000)
  Proceeds from issuance of common stock, net                      19,000             2,723,000               42,898,000
  Proceeds from issuance of Series A convertible
     preferred stock                                                    -             3,000,000                3,000,000
  Proceeds from issuance of Series B convertible
     preferred stock                                            2,050,000                     -                2,050,000
  Proceeds from issuance of 5% convertible debentures, net              -                     -                3,727,000
  Proceeds from issuance of 7% convertible debentures, net              -                     -                8,565,000
  Proceeds from issuance of 8% convertible debentures, net              -                     -                7,790,000
  Principal payments under capital lease obligation and
     notes payable                                               (151,000)              (25,000)                (301,000)
  Redemption of 8% convertible debentures                               -                     -                 (500,000)
  Repurchase of 5% convertible debentures                               -                     -               (3,852,000)
  Capital contributions from chairman                                   -                     -                1,000,000
  Increase in loans payable to stockholder / affiliates           130,000                81,000                3,582,000
  Repayment of loans payable to stockholder / affiliates
   (remainder contributed to capital by the stockholder)         (130,000)             (291,000)              (1,721,000)
                                                          ------------------   ---------------------   --------------------
          Net cash provided by (used in) financing              1,918,000             5,488,000               63,992,000
          activities
                                                          ------------------   ---------------------   --------------------

Net Increase (Decrease) in Cash and Cash Equivalents              500,000             1,990,000                1,694,000

Cash and Cash Equivalents at Beginning of Period                1,194,000                93,000                        -

                                                          ------------------   ---------------------   --------------------
Cash and Cash Equivalents at End of Period                     $1,694,000            $2,083,000               $1,694,000
                                                          ------------------   ---------------------   --------------------

Supplemental Disclosure of Non-cash Activities:
  Capital expenditure made under capital lease obligation               -                     -                 $107,000
                                                          ------------------   ---------------------   --------------------
  Convertible debentures converted into 0, 0 and
   10,470,583 shares of Common Stock, respectively                      -                     -              $14,658,000
                                                          ------------------   ---------------------   --------------------
  Warrants issued                                                $891,000            $2,792,000               $4,271,000
                                                          ------------------   ---------------------   --------------------
  Conversion of stockholder loan to preferred stock or                  -              $500,000               $1,981,000
    paid-in capital
                                                          ------------------   ---------------------   --------------------

The accompanying notes are an integral part of these consolidated statements.


                                                        AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                                                                   (a development stage company)

                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                            (Unaudited)

                                                                                Class A                    Class B
                                                           Per               Common Stock               Common Stock
                                                          Share     ---------------------------  -------------------------
                                                          Amount      Shares        Dollars        Shares       Dollars
                                                          --------  ------------  -------------  ------------  -----------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)               $                   -   $          -             -   $        -

  Sale of common stock to chairman for cash                .33           78,000              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1983                                               78,000              -             -            -
                                                                    ------------  -------------  ------------  -----------
  Sale of common stock to chairman for cash                .33          193,500              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1984                                              271,500              -             -            -
                                                                    ------------  -------------  ------------  -----------
  Sale of common stock to chairman for cash                .33          276,700          1,000             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1985                                              548,200          1,000             -            -
                                                                    ------------  -------------  ------------  -----------
  Sale of common stock to chairman for cash                .33          404,820              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1986                                              953,020          1,000             -            -
                                                                    ------------  -------------  ------------  -----------
  Sale of common stock to chairman for cash                .33           48,048              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1987                                            1,001,068          1,000             -            -
                                                                    ------------  -------------  ------------  -----------
  Exchange of common stock for Class B stock                         (1,001,068)        (1,000)    1,001,068        1,000
  Sale of Class B stock to chairman for cash               .33                -              -     1,998,932        2,000
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1988                                                    -              -     3,000,000        3,000
                                                                    ------------  -------------  ------------  -----------
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1989                                                    -              -     3,000,000        3,000
                                                                    ------------  -------------  ------------  -----------
  Conversion of loans payable to stockholder into
    additional paid-in capital                                                -              -             -            -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)      2.00      3,450,000          3,000             -            -
  Conversion of Class B stock into
    Class A stock                                                       668,500          1,000      (668,500)      (1,000)
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1990                                            4,118,500         $4,000     2,331,500       $2,000
                                                                    ------------  -------------  ------------  -----------

The accompanying notes are an integral part of these consolidated statements.
CONTINUED




BALANCE, DECEMBER 31, 1990                                $           4,118,500         $4,000     2,331,500       $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                      3.00      3,449,955          3,000             -            -
  Exercise of Class B Warrants for cash                     4.50         79,071              -             -            -
  Conversion of Class B stock
    into Class A stock                                                  850,000          1,000      (850,000)      (1,000)
  Exercise of stock options                                 2.00        417,750          1,000             -            -
  Expense for warrants issued                                                 -              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1991                                            8,915,276          9,000     1,481,500        1,000
                                                                    ------------  -------------  ------------  -----------
  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                      4.50      3,370,884          3,000             -            -
  Conversion of Class B stock
    into Class A stock                                                  106,000              -      (106,000)           -
  Exercise of stock options                                 2.49        348,300          1,000             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1992                                           12,740,460         13,000     1,375,500        1,000
                                                                    ------------  -------------  ------------  -----------
  Sale of common stock to Medeva PLC.                       7.50        200,000              -             -            -
  Exercise of stock options                                 2.00         32,700              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1993                                           12,973,160         13,000     1,375,500        1,000
                                                                    ------------  -------------  ------------  -----------
  Exercise of stock options                                 2.16         91,250              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1994                                           13,064,410         13,000     1,375,500        1,000
                                                                    ------------  -------------  ------------  -----------
  Conversion of 8% convertible debentures into
    Class A Common Stock                                    1.85        354,204              -             -            -
  Exercise of stock options                                 1.82         12,750              -             -            -
  Expense for warrants/options issued                                         -              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1995                                           13,431,364        $13,000     1,375,500       $1,000
                                                                    ------------  -------------  ------------  -----------
The accompanying notes are an integral part of these
consolidated statements.
CONTINUED


BALANCE, DECEMBER 31, 1995                                $          13,431,364        $13,000     1,375,500       $1,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                    2.74      2,269,755          2,000             -            -
  Exercise of stock options                                 2.53        569,875          1,000             -            -
  Expense for warrants/options issued                                         -              -             -            -
  Discount on 7% convertible debentures                                       -              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1996                                           16,270,994         16,000     1,375,500        1,000
                                                                    ------------  -------------  ------------  -----------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                               2.93      2,995,006          3,000             -            -
  Sale of Class B Common Stock to Chairman for cash         2.23              -              -       350,000        1,000
  Exercise of stock options                                 2.00         27,500              -             -            -
  Expense for warrants issued                                                 -              -             -            -
  Class A Common Stock issued                               3.12         48,117              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1997                                           19,341,617         19,000     1,725,500        2,000
                                                                    ------------  -------------  ------------  -----------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                .32      4,851,618          5,000             -            -
  Sale of Class B Common Stock to Chairman for cash          .37              -              -     1,274,500        1,000
  Exercise of stock options                                 1.75          4,000              -             -            -
  Expense for warrants issued                                                 -              -             -            -
  Class A Common Stock issued                               1.06        163,915              -             -            -
  Class A Common Stock issued for Stellar                   1.76        398,406          1,000             -            -
  Class A Common Stock issued for Private Placement          .25     10,800,000         11,000             -            -
  Discount on 5% convertible debentures                                       -              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1998                                           35,559,556         36,000     3,000,000        3,000
                                                                    ------------  -------------  ------------  -----------

  Sale of Class A Common Stock to Chairman for cash         1.13        440,000              -             -            -
  Exercise of stock options                                  .61          5,250              -             -            -
  Expense for warrants issued                                                 -              -             -            -
  Class A Common Stock issued                                .50        913,704          1,000             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 1999                                           36,918,510        $37,000     3,000,000       $3,000
                                                                    ------------  -------------  ------------  -----------

The accompanying notes are an integral part of these consolidated statements.
CONTINUED

BALANCE, DECEMBER 31, 1999                                           36,918,510        $37,000     3,000,000       $3,000
  Sale of Series A Convertible Preferred Stock (7,000 shares)                 -              -             -            -
  Warrants issued with the Convertible Preferred Stock                        -              -             -            -
  Non-cash preferred stock dividend                                           -              -             -            -
  Exercise of stock options and warrants                     .97      1,278,675          1,000             -            -
  Expense for warrants issued                                                 -              -             -            -
  Class A Common Stock issued                                .55      2,830,070          3,000             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, DECEMBER 31, 2000                                           41,027,255         41,000     3,000,000        3,000
                                                                    ------------  -------------  ------------  -----------

  Sale of Series B Convertible Preferred Stock (3,333 shares)                 -              -             -            -
  Warrants issued with the Convertible Preferred Stock                        -              -             -            -
  Non-cash preferred stock dividend                                           -              -             -            -
  Exercise of stock options and warrants                     .25         75,000              -             -            -
  Class A Common Stock issued                                .62        311,654              -             -            -
  Net (loss) for the period                                                   -              -             -            -
                                                                    ------------  -------------  ------------  -----------
BALANCE, SEPTEMBER 30, 2001                                          41,413,909        $41,000     3,000,000       $3,000
                                                                    ============  =============  ============  ===========

The accompanying notes are an integral part of these consolidated statements.

                            AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
                                       (a development stage company)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (Unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                                                    Additional     During the
                                                                      Paid-in     Development
                                                                      Capital        Stage          Total
                                                                    ------------  -------------  -------------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                         $         -   $ -            $ -

  Sale of common stock to chairman for cash                              26,000              -        26,000
  Net (loss) for the period                                                   -        (25,000)      (25,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1983                                               26,000        (25,000)        1,000
                                                                    ------------  -------------  -------------
  Sale of common stock to chairman for cash                              65,000              -        65,000
  Net (loss) for the period                                                   -       (242,000)     (242,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1984                                               91,000       (267,000)     (176,000)
                                                                    ------------  -------------  -------------
  Sale of common stock to chairman for cash                              92,000              -        93,000
  Net (loss) for the period                                                   -       (305,000)     (305,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1985                                              183,000       (572,000)     (388,000)
                                                                    ------------  -------------  -------------
  Sale of common stock to chairman for cash                             134,000              -       134,000
  Net (loss) for the period                                                   -       (433,000)     (433,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1986                                              317,000     (1,005,000)     (687,000)
                                                                    ------------  -------------  -------------
  Sale of common stock to chairman for cash                              16,000              -        16,000
  Net (loss) for the period                                                   -       (730,000)     (730,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1987                                              333,000     (1,735,000)   (1,401,000)
                                                                    ------------  -------------  -------------
  Exchange of common stock for Class B stock                                  -              -             -
  Sale of Class B stock to chairman for cash                            664,000              -       666,000
  Net (loss) for the period                                                   -     (1,031,000)   (1,031,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1988                                              997,000     (2,766,000)   (1,766,000)
                                                                    ------------  -------------  -------------
  Net (loss) for the period                                                   -     (1,522,000)   (1,522,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1989                                              997,000     (4,288,000)   (3,288,000)
                                                                    ------------  -------------  -------------
  Conversion of loans payable to stockholder into
    additional paid-in capital                                        1,481,000              -     1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)                5,699,000              -     5,702,000
  Conversion of Class B stock into
    Class A stock                                                             -              -             -
  Net (loss) for the period                                                   -     (2,100,000)   (2,100,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1990                                           $8,177,000    ($6,388,000)   $1,795,000
                                                                    ------------  -------------  -------------

CONTINUED
 Page - 6 (column continuation)




BALANCE, DECEMBER 31, 1990                                           $8,177,000    ($6,388,000)   $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                               10,143,000              -    10,146,000
  Exercise of Class B Warrants for cash                                 356,000              -       356,000
  Conversion of Class B stock
    into Class A stock                                                        -              -             -
  Exercise of stock options                                             835,000              -       836,000
  Expense for warrants issued                                           900,000              -       900,000
  Net (loss) for the period                                                   -     (4,605,000)   (4,605,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1991                                           20,411,000    (10,993,000)    9,428,000
                                                                    ------------  -------------  -------------
  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                               14,465,000              -    14,468,000
  Conversion of Class B stock
    into Class A stock                                                        -              -             -
  Exercise of stock options                                             865,000              -       866,000
  Net (loss) for the period                                                   -     (4,016,000)   (4,016,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1992                                           35,741,000    (15,009,000)   20,746,000
                                                                    ------------  -------------  -------------
  Sale of common stock to Medeva PLC.                                 1,500,000              -     1,500,000
  Exercise of stock options                                              65,000              -        65,000
  Net (loss) for the period                                                   -     (6,521,000)   (6,521,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1993                                           37,306,000    (21,530,000)   15,790,000
                                                                    ------------  -------------  -------------
  Exercise of stock options                                             197,000              -       197,000
  Net (loss) for the period                                                   -     (7,431,000)   (7,431,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1994                                           37,503,000    (28,961,000)    8,556,000
                                                                    ------------  -------------  -------------
  Conversion of 8% convertible debentures into
    Class A Common Stock                                                571,000              -       571,000
  Exercise of stock options                                              23,000              -        23,000
  Expense for warrants/options issued                                   602,000              -       602,000
  Net (loss) for the period                                                   -     (5,607,000)   (5,607,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1995                                          $38,699,000   ($34,568,000)   $4,145,000
                                                                    ------------  -------------  -------------

CONTINUED
Page - 7 (column continuation)

BALANCE, DECEMBER 31, 1995                                          $38,699,000   ($34,568,000)   $4,145,000

  Conversion of 8% convertible debentures into
    Class A Common Stock                                              5,483,000              -     5,485,000
  Exercise of stock options                                           1,438,000              -     1,439,000
  Expense for warrants/options issued                                   330,000              -       330,000
  Discount on 7% convertible debentures                               1,843,000              -     1,843,000
  Net (loss) for the period                                                   -     (7,700,000)   (7,700,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1996                                           47,793,000    (42,268,000)    5,542,000
                                                                    ------------  -------------  -------------

  Conversion of 7% and 8% convertible debentures
    into Class A Common Stock                                         7,152,000              -     7,155,000
  Sale of Class B Common Stock to Chairman for cash                     778,000              -       779,000
  Exercise of stock options                                              55,000              -        55,000
  Expense for warrants issued                                           149,000              -       149,000
  Class A Common Stock issued                                           150,000              -       150,000
  Net (loss) for the period                                                   -     (7,147,000)   (7,147,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1997                                           56,077,000    (49,415,000)    6,683,000
                                                                    ------------  -------------  -------------

  Conversion of 5%, 7% and 8% convertible debentures
    into Class A Common Stock                                         1,442,000              -     1,447,000
  Sale of Class B Common Stock to Chairman for cash                     465,000              -       466,000
  Exercise of stock options                                               7,000              -         7,000
  Expense for warrants issued                                           205,000              -       205,000
  Class A Common Stock issued                                           174,000              -       174,000
  Class A Common Stock issued for Stellar                               699,000              -       700,000
  Class A Common Stock issued for Private Placement                   2,689,000              -     2,700,000
  Discount on 5% convertible debentures                                 762,000              -       762,000
  Net (loss) for the period                                                   -     (7,548,000)   (7,548,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1998                                           62,520,000    (56,963,000)    5,596,000
                                                                    ------------  -------------  -------------

  Sale of Class A Common Stock to Chairman for cash                     495,000              -       495,000
  Exercise of stock options                                               3,000              -         3,000
  Expense for warrants issued                                           376,000              -       376,000
  Class A Common Stock issued                                           458,000              -       459,000
  Net (loss) for the period                                                   -     (5,351,000)   (5,351,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 1999                                          $63,852,000   ($62,314,000)   $1,578,000
                                                                    ------------  -------------  -------------
  CONTINUED
 Page - 8 (column continuation)

BALANCE, DECEMBER 31, 1999                                          $63,852,000   ($62,314,000)   $1,578,000

  Sale of Series A Convertible Preferred Stock (7,000 shares)         3,500,000              -     3,500,000
  Warrants issued with the Convertible Preferred Stock                2,450,000              -     2,450,000
  Preferred stock dividend relating to warrants                               -     (2,450,000)   (2,450,000)
  Exercise of stock options and warrants                              1,234,000              -     1,235,000
  Expense for warrants issued                                           342,000              -       342,000
  Class A Common Stock issued                                         1,557,000              -     1,560,000
  Net (loss) for the period                                                   -     (3,775,000)   (3,775,000)
                                                                    ------------  -------------  -------------
BALANCE, DECEMBER 31, 2000                                          $72,935,000   ($68,539,000)   $4,440,000
                                                                    ------------  -------------  -------------

  Sale of Series B Convertible Preferred Stock (3,333 shares)         1,188,000              -     1,188,000
  Warrants issued with the Convertible Preferred Stock                  862,000              -       862,000
  Non-cash preferred stock dividend                                     891,000       (891,000)            -
  Exercise of stock options and warrants                                 19,000              -        19,000
  Class A Common Stock issued                                           194,000              -       194,000
  Net (loss) for the period                                                   -     (3,127,000)   (3,127,000)
                                                                    ------------  -------------  -------------
BALANCE, SEPTEMBER 30, 2001                                         $76,089,000   ($72,557,000)   $3,576,000
                                                                    ------------  -------------  -------------

The accompanying notes are an integral part of these consolidated statements.
 CONTINUED
 Page - 9 (column continuation)


          AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
          ---------------------------------------------------
                     (a development stage company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                        September 30, 2001

(1)   INTERIM FINANCIAL STATEMENTS

      The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2001 and results of operations for the three and nine months ended September 30, 2001 and September 30, 2000. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the full year.

(2)   SALE OF BUSINESS

      On June 29, 2001, the Company and its wholly-owned subsidiary, Stellar Bio Systems, Inc. ("Stellar"), completed the sale of Stellar's in vitro immunoflourescent antibody slide format assay business and Stellar's mouse serum business (collectively, the "Stellar Business") to PanBio InDx Inc. ("PanBio InDx"), a wholly owned subsidiary of PanBio Limited, an Australian company. The Company received a purchase price of $1.2 million cash paid at closing and the right to receive up to an additional $540,000, payable quarterly over three years, based on revenues of certain portions of the Stellar Business. Assets sold in the transaction included rights to specified products, rights under certain contracts and leases, inventory, accounts receivable and intellectual property related to the Stellar Business, rights to the name "Stellar", certain computer hardware and software and other tangible assets and goodwill. PanBio InDx assumed certain liabilities of the Stellar Business, including accounts payable. The Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998. Any future quarterly receipts will be recorded as gains on the sale.

      In connection with the sale of the assets, the Company entered into a Manufacture and Supply Agreement with PanBio InDx and PanBio Limited, pursuant to which PanBio InDx will manufacture the Company's thrombus precursor protein diagnostic test kit for annual periods that may be terminated on notice given at least 45 days prior to the end of the term.

      The following unaudited pro forma summary presents information as if the Stellar Business had been sold as of December 31, 2000 and 1999. The pro forma amounts include certain adjustments, primarily the elimination of Stellar results of operations and deferred payments based on a portion of Stellar revenue. Pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company:

                                      Pro Forma Consolidated Statements of Operations

                                                              Three Months Ended                  Nine Months Ended
                                                      ---------------------------------- ----------------------------------
                                                        September 30,     September 30,    September 30,     September 30,
                                                            2001              2000              2001             2000
                                                      ---------------- ----------------- ---------------- -----------------

    Total Revenue                                           $7,000           $91,000          $126,000         $773,000
                                                      ---------------- ----------------- ---------------- -----------------
    Costs and expenses:
       Cost of sales                                         1,000             2,000             8,000            6,000
       Research and development                            223,000           336,000           718,000          864,000
       Selling, general and administrative                 787,000           779,000         2,286,000        2,621,000

    Other Income (Expense), Net:                           (16,000)           50,000            11,000          141,000
                                                      ---------------- ----------------- ---------------- -----------------
    Net loss                                            (1,020,000)         (976,000)       (2,897,000)      (2,577,000)
    Non-cash preferred stock dividend                     (891,000)                -          (891,000)      (2,450,000)
                                                      ---------------- ----------------- ---------------- -----------------
    Net loss attributable to common stockholders        (1,911,000)        ($976,000)      ($3,788,000)     ($5,027,000)
                                                      ================ ================= ================ =================

    Net Loss Per Common Share
      Basic and Diluted net loss per share                   ($.04)            ($.02)            ($.09)           ($.12)
      Basic and Diluted                                 44,372,000        43,967,000        44,240,000       43,290,000

(3)   LIQUIDITY AND FINANCING

      On January 27, 2000, ABS granted to Abbott Laboratories an exclusive worldwide license to its ABS-103 neurocompound. In consideration for the license, Abbott paid ABS an initial license fee of $500,000 and agreed to pay up to $17.0 million of milestone payments depending upon successfully reaching development milestones plus customary royalties on commercial sales. In addition, Abbott purchased 2,782,931 Class A Common Stock for $1.5 million. On November 9, 2001, ABS announced the discontinuance of the license agreement. Abbott will return all rights under the license agreement with no further monetary obligations by either party. ABS will be free to license this compound to other companies.

      As of September 30, 2001, the Company had working capital of $1,428,000 compared to a working capital of $1,377,000 as of December 31, 2000. Additionally, the Company had cash and cash equivalents of $1,694,000 at September 30, 2001. During the second quarter of 2001, the Company implemented a cash conservation program whereby executive officers deferred 50% to 100% of their salaries and certain consultants deferred their compensation. In addition the Chairman, Mr. Roach, loaned the Company $130,000 during the second quarter of 2001, which was repaid during the third quarter of 2001. On June 29, 2001, the Company sold the Stellar Business for net proceeds of $1,200,000. On August 28, 2001, the Company raised $2,050,000 from the issuance of Series B Preferred Stock and warrants to Biotechnology Value Fund, L.P. The receipt of $3,250,000 from these two transactions allowed for the repayment of amounts owed and provides the Company with approximately six months of operating funds. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company will need to raise additional funds from the receipt of licensing fees, contract service revenue, or additional financing, or implement another cash conservation program, or a combination of these items, in order to be able to continue as a going concern. Due to the uncertainties involved in the receipt of licensing fees and revenue contract service or receipt of additional financing, many of which are outside the control of the Company, the Company's independent public accountants have qualified their year-end December 31, 2000 audit opinion with regard to the Company's ability to continue as a going concern.

      In order to address its future cash needs, the Company is actively seeking to license certain of its products, which includes TpP, MH1, and the ABS-103 and ABS-205 neurobiology compounds. If it is successful in licensing some of these products, the licensees may provide additional funding or perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise, which will lead to revenue for the Company. The Company is also discussing collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guarantee that it will be successful in generating funding from these sources or that it will be able to continue in business.

(4)   NET LOSS PER COMMON SHARE

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". In accordance with SFAS No. 128 basic net loss per common share ("Basic EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. The provisions of SFAS No. 128 require the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS for 2001 and 2000 is the same as Basic EPS because the inclusion of stock options, warrants and the conversion of series A and B preferred stock outstanding would be antidilutive.

(5)   INVENTORY

      Inventory consists of the following:
                                  September 30,    December  31,
                                       2001            2000
                                       ----            ----
           Raw Materials            $291,000        $328,000
           Work in Process                 -         132,000
           Finished Goods              4,000          71,000
                                     -------          ------
                                    $295,000        $531,000

(6)   STOCKHOLDERS' EQUITY

      Stock Options - The following summarizes the stock option activity in all stock option plans for the three months ended September 30, 2001.

                                                     Weighted
                                                  Avg. Option
                                  Shares              Price

           Granted                 60,000              $  .51
           Expired                535,500              $ 4.68
           Cancelled              128,500              $  .90

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

(7)   PRIVATE PLACEMENT

      On August 28, 2001, Biotechnology Value Fund, L.P. and certain of its affiliates (collectively, "BVF") made an additional $2,050,000 investment in American Biogenetic Sciences, Inc. pursuant to a Securities Purchase Agreement dated as of August 23, 2001. In exchange for BVF's investment, ABS issued BVF 3,333 shares of newly designated Series B Convertible Preferred Stock at a price of $600 per share and five year Series B Warrants to purchase 3,333,000 shares of Common Stock at an exercise price of $1.00 per share. The proceeds have been allocated based on the relative fair values of the Series B Convertible Preferred Stock and the Series B Warrants. Additionally, the Company agreed to amend certain terms of the previously issued Series A Convertible Preferred Stock and related Series A Warrants to conform them to the Series B Preferred Stock and Series B Warrants and issued a Revenue Participation Note. The fair value of this amendment to the Series A Warrants was estimated using the Black-Scholes option-pricing model and is included in the non-cash preferred stock dividend for the nine months ended September 30, 2001.

      In connection with the transactions under the Securities Purchase Agreement, the Company entered into various related agreements dated August 28, 2001 with BVF. As a condition of increasing its aggregate investment in the Company to $5 million, BVF required the Company to issue to it a Revenue Participation Note, under which the Company agreed to pay BVF 25% of any royalties the Company actually receives under the January 2000 Exclusive License Agreement with Abbott Laboratories, up to a maximum of $25 million in payments under the Revenue Participation Note. The Company was given the right, each time payment is made under the Revenue Participation Note, to redeem a percentage of the Series A Preferred Stock and Series B Preferred Stock and the related Series A Warrants and Series B Warrants which equals the percentage of the $25 million ceiling which the payments the Company made under the Revenue Participation Note constitute. The Company also granted BVF a security interest in the percentage of the royalty payments to which it is entitled under the Revenue Participation
Note in order to secure the obligations. As a result of the discontinuance of the Abbott License Agreement, announced on November 9, 2001, the Revenue Participation Note and related security agreement have no further effect.

      The Company also granted BVF certain demand and piggyback registration rights with respect to the Series B Preferred Stock and Series B Warrants, and amended the terms of the registration rights previously granted to the Series A Preferred Stock and Series A Warrants in March 2000 to conform to the terms applicable to the Series B.

(8)   JOINT VENTURE

      In October 2000, American Healing Technologies, Inc. ("AHT"), a (Delaware) corporation, was founded as a joint venture by the Company and other non affiliated third parties. AHT is a distributor and marketer of authentic classical Chinese herbal formulas and new healing technologies. The Company accounts for its investment in AHT under the equity method of accounting. The carrying value of the investment is equal to the Company's cumulative investment less its fifty percent share of the cumulative net loss of AHT. AHT's fiscal year is the same as the Company's fiscal year.

(9)   RECENTLY ISSSUED ACCOUNTING STANDARDS

      In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. These Statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company does not believe the adoption of SFAS No. 141 and SFAS No. 142 will be material.

      The Financial Accounting Standards Board recently issued SFAS No. 144, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains fundamental provisions of SFAS No. 121 for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not believe the adoption of SFAS No 144 will be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on collaborators and licensees, the impact of competitive products, third party reimbursement issues, changing market conditions and other risks. These forward-looking statements represent management's judgment as of the date of filing of this Form 10-Q and should be considered with the risk factors set forth in the Company's various filings with the Securities and Exchange Commission. The Company disclaims any obligation to update these forward-looking statements.

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

      On April 23, 1998, the Company acquired Stellar Bio Systems, Inc. ("Stellar"), a manufacturer and distributor of in vitro diagnostic products and research reagents. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of up to $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. On April 23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares). On April 24, 2000, the Company made the second contingent payment of $20,000 in Class A Common Stock (10,811 shares). On April 24, 2001 the Company made the third and final contingent payment of $150,000 in Class A Common Stock (236,967 shares). See
Note 2 to the financial statements on page 10 for a discussion of the sale of the Stellar business.

      On January 27, 2000, ABS granted to Abbott Laboratories an exclusive worldwide license to its ABS-103 neurocompound. In consideration for the license, Abbott paid ABS an initial license fee of $500,000 and agreed to pay up to $17.0 million of milestone payments depending upon successfully reaching development milestones plus customary royalties on commercial sales. In addition, Abbott purchased 2,782,931 Class A Common Stock for $1.5 million. On November 9, 2001, ABS announced the discontinuance of the license agreement. Abbott will return all rights under the license agreement with no further monetary obligations by either party. ABS will be free to license this compound to other companies.

      On February 3, 2000, ABS issued 7,000 shares of Series A Convertible Preferred Stock and warrants to purchase 7,000,000 shares of Class A Common Stock to Biotechnology Value Fund ("BVF") and the Company's Chairman, Mr. Roach for an aggregate purchase price of $3.5 million.

      On June 29, 2001, ABS sold the Stellar Business, which consisted of $1.2 million upfront cash payment at closing plus up to a total of $540,000 payable quarterly over the next three years, based on revenues of a portion of the Stellar Business. Under the terms of the sale, the buyer of Stellar will continue contract manufacturing of ABS' Thrombus Precursor Protein (TpP(TM)) ELISA diagnostic test kit for ABS. ABS recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998. Any future quarterly receipts will be recorded as gains on the sale.

      On August 28, 2001, ABS issued 3,333 shares of Series B Convertible Preferred Stock and warrants to purchase 3,333,000 shares of Class A Common Stock to Biotechnology Value Fund ("BVF") for an aggregate purchase price of $2,050,000. The transaction is described in more detail in Note 7 to the financial statements on page 12.

Liquidity and Capital Resources

      The Company has funded its research and development activities to date principally from (i) the sale of Common Stock issued in an initial public offering, (ii) the exercise of the Class A and Class B Warrants issued in the initial public offering, (iii) private placements of Convertible Debentures, Series A and Series B Convertible Preferred Stock and Class A Common Stock, (iv) the exercise of stock options and warrants, (v) capital contributions and loans to ABS by its Chairman of the Board, (vi) initial license fee payments and fees from collaborative contract services, (vii) sale of a business and (viii) the income on funds invested in bank deposits, United States Treasury bills and notes and other high grade liquid investments.

      ABS expects to continue to incur substantial expenditures in research and product development in the neurobiology program and monoclonal antibody programs and in the development and commercialization of TpP, including the FDA approval process relating to additional 510(k) filings.

      As of September 30, 2001, the Company had working capital of $1,428,000 compared to a working capital of $1,377,000 as of December 31, 2000. Additionally, the Company had cash and cash equivalents of $1,694,000 at September 30, 2001. During the second quarter of 2001, the Company implemented a cash conservation program whereby executive officers deferred 50% to 100% of their salaries and certain consultants deferred their compensation. In addition the Chairman, Mr. Roach, loaned the Company $130,000 during the second quarter of 2001, which was repaid during the third quarter of 2001. On June 29, 2001, the Company sold the Stellar Business for net proceeds of $1,200,000. On August 28, 2001, the Company raised $2,050,000 from the issuance of Series B Preferred Stock and warrants to Biotechnology Value Fund, L.P. The receipt of $3,250,000 from these two transactions allowed for the repayment of amounts owed and provides the Company with approximately six months of operating funds. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company will need to raise additional funds from the receipt of licensing fees, contract service revenue, or additional financing, or implement another cash conservation program, or a combination of these items, in order to be able to continue as a going concern. Due to the uncertainties involved in the receipt of licensing fees and revenue contract service or receipt of additional financing, many of which are outside the control of the Company, the Company's independent public accountants have qualified their year-end December 31, 2000 audit opinion with regard to the Company's ability to continue as a going concern.

      In order to address its future cash needs, the Company is actively seeking to license certain of its products, which includes TpP, MH1, and the ABS-103 and ABS-205 neurobiology compounds. If it is successful in licensing some of these products, the licensees may provide additional funding or perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise, which will lead to revenue for the Company. The Company is also discussing collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guarantee that it will be successful in generating funding from these sources or that it will be able to continue in business.

      The Company's cash and cash equivalents increased by $500,000 to $1,694,000 during the nine months ended September 30, 2001, primarily from financing activities ($1,918,000) which includes the proceeds from the issuance of Series B convertible preferred stock and warrants and investing activities ($947,000) which includes the proceeds from the sale of the Stellar Business, offset by cash used in operations ($2,365,000). Net cash of $2,365,000 was used in operations to fund the Company's cash loss from operations of $2,485,000 (net of non cash expenses of $258,000 for depreciation and amortization, net loss on sale of business $288,000, $57,000 incurred in connection with the issuance of stock and warrants and $43,000 for the Company's equity in the loss of its joint venture, offset by a net gain on sale of fixed assets $4,000). Net cash of $120,000 was provided by changes in operating assets and liabilities primarily as a result of an increase in accounts payable and accrued expenses ($219,000), a decrease in other current assets ($44,000), partially offset by an increase in accounts receivable ($104,000), an increase in inventory ($38,000) and an increase in other assets ($1,000). Cash provided from investing activities was from the sale of the Stellar Business ($1,200,000) and the sale of fixed assets ($4,000), offset by payment for patents ($251,000) and the purchase of equipment ($6,000). Financing activities provided $1,918,000 primarily from the proceeds of the issuance of the Series B convertible preferred stock and warrants ($2,050,000), the exercise of stock options ($19,000), offset by payments under capital lease obligations and notes payable ($151,000).

Results of Operations

      Three Months Ended September 30, 2001

      The Company's net loss of $1,020,000 for the three months ended September 30, 2001 increased by $23,000 from a net loss of $997,000 for the three months ended September 30, 2000. The increase in the net loss was primarily due to decreased revenues ($411,000) and decreased investment income ($28,000), offset by reduced research and development expenses ($128,000) and reduced selling, general and administration expenses ($151,000) resulting from the sale of the Stellar business.

      Sales during the third quarter of 2001 decreased $361,000 as compared to the third quarter of 2000 primarily due to the sale of the Stellar business at the end of the second quarter of fiscal 2001. Sales of TpP diagnostic kits during the third quarter of 2001 was equal to sales of TpP during the third quarter of 2000.

      Cost of Sales decreased $158,000 during the third quarter of 2001 from the corresponding period last year. This decrease was due to the sale of the Stellar business.

      Research and development expenses decreased by $128,000, from $351,000 for the three months ended September 30, 2000 to $223,000 for the three months ended September 30, 2001, primarily as a result of savings in personnel costs, reduced costs associated with the TpP development program, partially offset by increases in research and development funding for ABS-205.

      Selling, general and administrative expenses decreased by $151,000, from $938,000 in the third quarter of 2000 to $787,000 in the third quarter of 2001, as a result of the sale of the Stellar business, savings in personnel costs, reduced investor relations costs, offset by increased cost of professional service fees associated with the sale of business and financing activities.

      Interest expense increased $2,000 from $4,000 in the third quarter of 2000 to $6,000 in the third quarter of 2001, primarily from an increase in capital lease obligations.

      Investment income decreased by $ 28,000, from $37,000 in the third quarter of 2000 to $9,000 in the third quarter of 2001, as a result of lower average cash balances.

      Equity in loss of joint venture of $21,000 related to the market launch of the American Healing Technology product line.

      Nine Months Ended September 30, 2001

      The Company's net loss of $3,127,000 for the nine months ended September 30, 2001 increased by $598,000 from a net loss of $2,529,000 for the nine months ended September 30, 2000. The increase in the net loss is attributable primarily to the Company not receiving a license fee of $500,000 in the 2001 period, as it had in the 2000 period and the loss on the sale of the Stellar Business of $288,000, offset by reductions in research and development costs and selling, general and administrative costs.

      Sales and cost of sales during the nine months of 2001 were below the 2000 period due primarily to the sale of Stellar. TpP sales were up 13% for the nine months of 2001, resulting from increased sales in the first quarter of 2001.

      Research and development expenses decreased by $159,000, from $940,000 during the nine months ended September 30, 2000 to $781,000 during the nine months ended September 30, 2001, primarily from reduced personnel costs, reduced travel and meeting costs and reduced costs associated with the TpP development program, offset by an increase in the neurobiology research program.

      Selling, general and administrative expenses decreased by $500,000, from $3,096,000 during the nine months ended September 30, 2000 to $2,596,000 during the nine months ended September 30, 2001, as a result of the sale of the Stellar business, reduced personnel costs, a decrease in investor relations costs, reduced travel and meeting costs and reduced amortization of warrant values, partially offset by an increase in professional service costs associated with the sale of business and financing activities.

      Interest expense increased by $5,000, from $16,000 during the nine months of 2000 compared to $21,000 during the nine months of 2001, resulting from higher balances of note payables and capital lease obligations.

      Investment income decreased by $99,000, from $117,000 during the nine months ended September 30, 2000 as compared to $18,000 in the nine months of 2001, as a result of lower average cash balances.

      Equity in loss of joint venture was $43,000 relating to American Healing Technology's preparation and market launch of its Traditional Chinese Medicine product line.

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

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

        During the quarter ended September 30, 2001, the Company issued 74,687 shares of Class A Common Stock to a consultant in partial consideration for services rendered, valued at $44,000. In connection with the issuance, the consultant agreed to acquire the shares issued to him for investment only and not with a view to the distribution of such securities. The Company believes that the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 is applicable to the issuance of such shares.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           None

      (b)  Reports on Form 8-K
           The Company filed a report on Form 8-K dated August 28, 2001(date of earliest event reported) on September 18, 2001, reporting under Item 5, Other Events, relating to Biotechnology Value Fund, L.P. and certain of its affiliates making an additional approximately $2 million investment in American Biogenetic Sciences, Inc. pursuant to a Securities Purchase Agreement dated as of August 23, 2001



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN BIOGENETIC SCIENCES, INC.
                                    -----------------------------------
(Registrant)


Date:   November 14, 2001           /s/   Josef C. Schoell
      --------------------         ------------------------------------
                                    Josef C. Schoell
                                    President, COO & CFO
                                    (Principal Financial and
                                    Accounting Officer)