Form 10-K
period 2001-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2002-03-28
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______



                         Commission File Number 0-19041



                       AMERICAN BIOGENETIC SCIENCES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                              11-2655906
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         1375 Akron Street, Copiague, New York              11726
        ----------------------------------------        ------------
        (Address of principal executive offices)         (Zip Code)



                                 631-789-2600
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:



                              Class A Common Stock
                            ------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No
                                                   ------    ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of the close of business on March 8, 2002, there were outstanding 41,949,909 shares of the registrant's Class A Common Stock and 3,000,000 shares of its Class B Common Stock. The approximate aggregate market value of shares held by non-affiliates of the registrant as of March 8, 2002 was $10,450,000.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                   CAUTIONARY STATEMENT FOR THE PURPOSES OF
                      THE "SAFE HABOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Report contains forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "may," "will," "plan," "intend," "could," "is being," "goal" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company intends to distribute products), could cause the Company's anticipated results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

      Examples of these risks and uncertainties include, without limitation, the Company's ability to complete products under development with, and to maintain, superior technological capability (see "--Products Under Development"), foresee changes and identify, develop and commercialize innovative and competitive products (see "--Products Under Development"); obtain widespread acceptance of its products by the medical community, including the reliability, safety and effectiveness of its products (see "--Marketing and Sales"); meet competition (see "--Competition"); comply with various governmental regulations related to the Company's products and obtain government clearance to market its products (see "--Government Regulation"); successfully develop its manufacturing capability and develop sales and marketing capabilities or enter into manufacturing and/or marketing and sales arrangements with third parties (see "--Manufacturing"); attract and retain technologically qualified personnel (see "--Personnel"); and generate cash flows and obtain collaborative or other arrangements with pharmaceutical companies or obtain other financing to support its product development testing and marketing operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report).

      As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses since inception and anticipates that it will continue to incur significant losses in the foreseeable future. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1.

      In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and as a result of changes in general economic conditions, changes in interest rates and changes in the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.         Business

SUMMARY

      American Biogenetic Sciences, Inc. ("ABS" or the "Company") is a development stage company engaged in researching, developing and marketing cardiovascular and neurobiology products for commercial development and distributing vaccines. The Company commenced selling its products during the last quarter of 1997, although it has not yet derived any significant revenues from the sale of these products.

      The Company's products are designed for in vitro and in vivo diagnostic procedures and therapeutic drugs. In vitro diagnostic procedures are those in which blood, urine or other bodily fluid or tissue is extracted from the body and diagnostic tests are performed in a test tube or other laboratory equipment. In vivo diagnostic procedures are those in which proteins or compounds are injected directly into the body or bloodstream to assess abnormal reactions or conditions. The Company's therapeutic products have been identified for the treatment of epilepsy, migraine and mania, neurodegenerative diseases, coronary artery diseases and cancer.

      Due to the Company's present limited finances, the Company has deferred its development efforts for its products, although development of the therapeutic neurocompounds is progressing with the Company's collaborative partners, the Company is continuing to sell its TpP diagnostic kit through its distributors and the Company is continuing contract research work with its Antigen-Free Technology.

      ABS' products or activities are:

      o Thrombus Precursor Protein Diagnostic Test (TpP(TM)). This is an in vitro diagnostic test used to assess the risk of blood clots in the veins or arteries. This test is also used to monitor the performance of anti-clotting therapy or drugs used in the prevention of blood clots (heparin).

      o Functional Intact Fibrinogen Diagnostic Test (FiF(R)). This is an in vitro diagnostic test which measures the levels of fibrinogen in blood. Fibrinogen is the major protein component used in the blood-clotting process.

      o Antigen-Free Technology. This enabling technology is designed for the production of highly specific monoclonal antibodies used in diagnostics and therapeutics for a variety of diseases. The Company is currently performing contract research for certain corporate partners.

      o Therapeutic Neurocompounds (ABS-103 and ABS-205). These are chemical compounds which have been identified for the treatment of epilepsy, migraine and mania and neurodegenerative diseases.

      o Vaccines. The Company has entered into separate Agreements with entities in Russia granting certain exclusive marketing rights to the Company for smallpox and anthrax vaccines for humans, and certain biological products related to animals, including livestock vaccines.

      On June 29, 2001, the Company and its wholly-owned subsidiary, Stellar Bio Systems, Inc. ("Stellar"), completed the sale of Stellar's in vitro immunoflourescent antibody slide format assay business and Stellar's mouse serum business (collectively, the "Stellar Business") to PanBio InDx Inc. ("PanBio InDx"), a wholly owned subsidiary of PanBio Limited, an Australian company. The Company received a purchase price of $1.2 million in cash at closing and the right to receive up to a total of $540,000, payable quarterly over the next three years, based on revenues of a portion of Stellar's business sold. Through December 31, 2001, the Company recorded $32,000 under this earn-out right. Assets sold in the transaction included rights to specified products, rights under certain contracts and leases, inventory, accounts receivable and intellectual property related to the Stellar Business, rights to the name

"Stellar", certain computer hardware and software and other tangible assets and goodwill. PanBio InDx assumed certain liabilities of the Stellar Business, including accounts payable. The Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998.

      ABS was incorporated in Delaware in September 1983. The Company's principal executive offices are located at 1375 Akron Street, Copiague, New York 11726 and its telephone number is 631-789-2600.

      There can be no assurance that the Company's products developed or in development will prove to be commercially viable, that any of the products that have not already received clearance will receive regulatory clearance or clearance for particular indications, or that ABS will successfully market any products or achieve significant revenues or profitable operations. The Company is seeking to enter into collaborative, licensing, distribution, and/or co-marketing arrangements with third parties to expedite the commercialization of its products. However, there can be no assurance that ABS will be able to enter into any such additional arrangements or, if it does, that any such arrangements will be on terms that will be favorable to ABS. If it does not enter in such arrangements, ABS will need additional financing to continue to develop, and to commercialize products. There can be no assurance of the terms on which such financing could be available, if it is available at all.

CORE TECHNOLOGIES

The Antigen-Free Mouse Colony - Monoclonal Antibodies

      One of the Company's core technologies is a patented antigen-free mouse colony which allows the generation of highly specific monoclonal antibodies that are difficult to obtain from conventional systems. The Company utilizes this technology to supply antibodies for its in vitro and in vivo diagnostic products. The proprietary antigen-free mouse colony is maintained in a germ-free environment and fed a chemically defined and ultrafiltered diet. When the antigen-free mice are challenged with a foreign entity, there is a highly focused immune response that results in the proliferation of a large number of antibody secreting cells producing monoclonal antibodies specific to the foreign entity. The Company holds several United States and foreign patents covering the antigen-free mouse colony and methods of producing antibodies relating to it. See "--Intellectual Property."

Therapeutic Neurocompounds

      The Company has developed a series of neurocompounds for possible treatment of epilepsy, migraine, mania and neurodegenerative diseases.

CURRENT PRODUCTS

Cardiovascular Products

      Medical Background

      Using its antigen-free mouse colony, the Company has developed and patented two antibodies, 45J and MH1. The 45J antibody reacts specifically with a portion of the fibrinogen molecule (the precursor protein molecule of fibrin) and MH1 reacts specifically with fibrin (the protein produced by the conversion of fibrinogen by thrombin in the formation of a blood clot). These antibodies are used in two of the Company's products, the TpP and FiF tests. These tests assist doctors in diagnosing cardiovascular risk, and the onset of the formation of a blood clot (thrombosis).

      Blood clots that form in the bloodstream consist of two major parts:

      o    a cellular component made up of platelets; and
      o a meshwork of fibrin fibers that cement the platelets into an insoluble mass which has the mechanical strength to withstand the pressure of blood in the circulation.

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

      Electrophoretic techniques have identified soluble fibrin polymers in the plasma of patients with different clinical conditions, including myocardial infarction (heart attack) and deep vein thrombosis. Laboratory tests have also reported elevated soluble fibrin levels in other clinical intravascular fibrin formation conditions, including disseminated intravascular coagulation and patients undergoing surgical procedures who are experiencing thrombotic complications.

      Thrombosis itself can be fatal. It is also associated with a number of other medical conditions, such as heart attack, stroke, and complications from pregnancy.

      Some of the most hazardous sites for blood clot formation include the coronary arteries where a blood clot can lead to myocardial infarction; the arteries leading to the brain, where a blood clot can cause stroke; and the veins of the legs which can lead to a pulmonary embolism. There are approximately 12 million surgical procedures performed each year in the United States alone which put patients at risk of forming a blood clot.

      Approximately 10 million people in the United States go to emergency rooms each year due to chest pain. However, as many as 80% of these individuals are not suffering heart attacks and may have chest pain from some less serious condition.

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

      TpP provides a means to measure intravascular coagulation (fibrin formation) in post-operative patients to determine the risk of deep vein thrombosis and subsequent pulmonary embolism.

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

      ABS has put additional effort into clinical evaluation of TpP with the goal to characterize the most promising applications and demonstrate the advantages of TpP over competitor products. The following publications and abstracts have been presented and/or published:

      o Comparison of ELISA for Soluble Fibrin Polymer (TpP) and D-Dimer in Patients with Renal Failure or Malignancy (Not in Remission) and Not Having Evidence of Active Thromboembolism. Arkel, Ku, and Carr, ISTH 2001
      o    TpP Plasma  Levels as a New Marker of  Thrombophilia  in  Patients
           With Cardioembolic   Stroke.   Delucca,  et  al.,  Italian  Congress
           on Stroke, Naples, 2000
      o Decreased TpP Levels Linked to Preeclampsia. Clinical Lab Letter, April 15, 2000, Vol 21, No 7

      o Lepirudin Blunts Endotoxin-Induced Coagulation Activation. T.Pernerstorfer, et al. Blood, 1 March 2000, Vol 95, No 5
      o The Use of Thrombus Precursor Protein, D-dimer, Prothrombin Fragment 1.2, and Thrombin Antithrombin in the Exclusion of Proximal Deep Vein Thrombosis and Pulmonary Embolism. S. LaCapra, et al. Blood Coagulation and Fibrinolysis 2000, Vol 11, No 4

      In addition, ABS has developed a hand-held, disposable, rapid assay device which measures TpP levels in plasma. The prototype of a hand-held device for obtaining semi-quantitative test results (i.e. qualitative test results derived from numerical data) has been produced and the Company submitted a 510(k) to the FDA for marketing approval of the rapid assay format TpP test. The Company has withdrawn this 510(k) in response to questions raised by the FDA that additional data be generated to support the marketing application. While the Company believes that the more user-friendly and rapid point-of-care format will greatly enhance the market opportunity for the TpP test, the Company is at this time not proceeding with this format due to the funding required.

      In March 2001, the Company entered into a Research and Non-exclusive License Agreement with Biosite Diagnostics, Incorporated. Under this agreement Biosite will validate the TpP marker and potentially use it with their rapid quantitative testing platform. At this time Bringham and Women's Hospital in Boston, Massachusetts is completing the data analysis on 2,000 plus patient samples for MI, angina and unstable angina. Upon completion of the validation study, Biosite may decide to develop TpP on its platform which would produce license fee payments, purchases of antibodies from ABS and later royalties from the sale of product. ABS does not have any performance obligations under this agreement. In order to market the product, the licensee will be required to file for the appropriate governmental clearances.

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

      In May 1996, a research group of the Framingham Heart Study reported that FiF is an accurate method of detecting elevated fibrinogen levels, a risk factor for cardiovascular disease. Furthermore, the findings demonstrated that the fibrinogen levels measured by FiF were correlated with the prevalence of cardiovascular disease, both by itself and when adjusted for age, weight, smoking and diabetes.

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

      The Company has sold FiF in a manual format kit since late 1997 and continues to seek corporate partners to include FiF on automated diagnostic testing equipment.

Therapeutic Neurocompounds

      The Company has developed a series of neurocompounds for possible treatment of epilepsy, migraine, mania and neurodegenerative diseases.

      Epilepsy; Migraine; Mania. ABS has developed a series of anticonvulsant compounds which have improved properties compared to valproate, a significant drug that is currently used for the treatment of epilepsy, migraine and mania. In pre-clinical trials in Germany, one of these compounds, ABS-103, has been shown to control seizure activity with lower sedative action and terratogenicity (birth defects) side effects commonly associated with other anticonvulsants, including valproate.

      Many drugs exist as two forms, enantiomers, which are mirror images of each other and where one of the enantiomers is responsible for the therapeutic effects and the other enantiomer may be inactive or cause unwanted side effects. R-103 is the preferred chemical entity for commercial development. The Company has developed a proprietary enatioselective production procedure that allows the production of the specific desired enantiomer. ABS 103R has been selectively produced. The value of selectively producing R-103 lies in its superior safety and efficacy profile. The Company has patented the use of ABS-103 as a treatment for epilepsy, migraine and mania in the U.S. and in Europe and additional applications relating to this technology are pending. See "--Intellectual Property."

      In January 2000, ABS entered into a license agreement with Abbott Laboratories ("Abbott") granting Abbott exclusive worldwide rights to ABS-103 for certain applications. In November 2001, ABS reacquired the license rights from Abbott Laboratories and the agreement was terminated.
See "--Marketing and Sales."

      Neurodegenerative Diseases. The Company, in collaboration with the University College Dublin, University of Hanover, Germany, University of Notre Dame, United States and fellow researchers within the Global Scientific Network(R), has identified certain chemical compounds for the potential treatment of neurodegenerative diseases. See "--Research and Development Agreements -Global Scientific Network."

      The ABS 200 series of compounds are putative neuroprotectants designed to treat and halt the progression of neurodegenerative diseases. The compounds have been evaluated in cells where they exhibit nerve growth factor-like activity. The ABS 200 series of compounds can penetrate the blood-brain barrier, unlike nerve growth factor, which requires specific development of a delivery system.

      One of the ABS 200 series compounds, ABS-205, has been shown to induce the polyscialylation of a protein known as neural cell adhesion molecule by neutoblastema cells in vitro. Polyscialylation of neural cell adhesion molecule is involved in memory, neurodevelopment and other neuroplastic events. ABS-205 also has been shown to enhance polyscialylation of neural cell adhesion molecule in the rat hippocampus and cortex, areas known to be involved in memory formation. Moreover, ABS-205 protects against chemical induced memory loss (amnesia) in animals. The Company has patented this technology in the United States and additional applications relating to this technology are pending. See "--Intellectual Property."

      The Company has also developed the ABS 300 series of compounds relating to small molecules which may be useful for enhancing memory. The Company has filed United States patent applications, one of which has been allowed, and foreign applications relating to this series of compounds.

PRODUCTS UNDER DEVELOPMENT

MH1

      MH1 as an Imaging Agent. ABS has labeled an antibody fragment of its MH1 antibody that contains the binding site for fibrin with a radioisotope for use as an in vivo imaging agent to show the size and location of blood clots. Images have been generated in pre-clinical animal studies and clinical human studies with what is believed to be the resolution required for commercial use. The product is intended to permit the rapid imaging of blood clots in the lungs, a condition known as pulmonary embolism, and the detection of blood clots in the legs (deep vein thrombosis). The primary protein component of a thrombus is fibrin, and an antibody that can differentiate fibrin from its plasma precursor, fibrinogen, can be used when, appropriately labeled with a radioisotope, to image the site and extent of an occlusion and to carry thrombolytic reagents to the site.

      Traditional methods for detecting a thrombus in the circulatory system have consisted of angiography, venography, duplex doppler and monitoring radio labeled blood clot components derived from a human donor, injected into the circulatory system and then absorbed by the clot. These procedures are costly, often may lack sensitivity and some can pose potential risks to the patient. The large quantity of dye required in angiography and venography may cause kidney problems and may irritate the walls of blood vessels. Also, in angiography a catheter is used for delivery of the dye into the arterial system which adds further to the risk of the patient. In contrast, only a minimum quantity of ABS' radio labeled MH1 need be used, and since the antibody is not derived human serum, there is no risk of human blood-borne disease. However, whenever a foreign substance is introduced into the human body, there is the risk of an immune reaction and cases of adverse reactions to mouse-derived antibody have been reported.

      In January 1995, ABS completed Phase I testing of MH1 in imaging blood clots for pulmonary embolism and deep vein thrombosis. The final Phase I report was submitted to the FDA in October 1995. The Company has compiled all necessary information regarding the Phase I/II clinical trials for MH1 imaging that were subsequently conducted and submitted a final report to the FDA in 1998. Clinical trial results demonstrated that MH1 is effective and safe as an imaging agent for pulmonary embolism and deep vein thrombosis. ABS has unsuccessfully been seeking corporate partners to fund, collaborate, license and to conduct full Phase II and Phase III trials and market the product.

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

      MH1 as an Antithrombotic. The Company has also investigated the utility of MH1 as an antithrombotic agent (to prevent clot formation) for the interference and/or inhibition of excess fibrin deposition in surgical procedures such as angioplasty. In January 1996, ABS obtained a United States patent for this application. See "--Intellectual Property."

      MH1 as a Delivery Vehicle for Anticancer Therapy. The Company is seeking to develop a product using MH1 as a delivery-vehicle for known anti-cancer drugs (example, cytotoxins) to tumors or cancers that contain aggregated fibrin. In February 1999 and 2001, the Company obtained two United States Patents covering the composition and method, respectively, for this therapy. See "--Intellectual Property".

      The Company has deferred any further development of these projects until such time that ABS obtains additional financing or collaborative partners.

Neurobiology Program

      The goal of this longer term program is to develop fine chemical compounds for use in the treatment of epilepsy, migraine and mania and to treat and halt the progression of neurodegenerative diseases such as Alzheimer's, neuropathy, trauma and stroke. Most of the applications developed to date have been developed in conjunction with scientists in the Company's Global Scientific Network. See "--Research and Development Agreements Global Scientific Network."

RESEARCH AND DEVELOPMENT AGREEMENTS

Global Scientific Network

      The Company formed its Global Scientific Network to promote and facilitate collaborative research leading to product development. The network is comprised of certain of the members of the Company's Scientific Advisory Committee and additional scientists from various disciplines. See "--Scientific Advisory Committee." The network is a joint effort to expedite the research, development and commercialization of ABS' diagnostic and therapeutic products. Though the network does not hold meetings, communication among its participants is facilitated through the Company. The network offers the Company's management an opportunity to review and evaluate new technologies. In addition, it offers a network of scientific leaders who can offer advice and direction. To facilitate the identification and screening of new technologies, the Company has scientific coordinators in St. Petersburg, Russia and in Beijing, China. These activities are coordinated from the Company's office in Dublin, Ireland.

      The Company is currently collaborating with leading medical and scientific institutions worldwide including University College Dublin, Ireland; University of Hanover, Germany; and the Chinese Academy of Medical Sciences, Beijing, China.

      Through its Global Scientific Network, ABS has entered into various agreements which generally grant the Company an exclusive license to the results of the research, as discussed below.

Agreements for Neuroscience Programs

      ABS is a party to various agreements with universities and/or individual scientists who are part of the Global Scientific Network. These agreements generally grant the Company an exclusive license to the results of the research for use in various neuroscience applications, which may include compounds and antibodies. In general, the agreements are for a term equal to the duration of any patents that may be granted, with a minimum term of 10 years. In exchange for a license, ABS is obligated to pay certain research expenses and the costs of filing and processing patent applications in the United States and any other countries that ABS may select. Pursuant to these agreements, ABS is also required to pay the inventors or the university a royalty, typically 5% of net product sales. The Company is seeking to commercialize the products under development by entering into collaborative arrangements, licensing agreements and/or through research and development partners.

      ABS has also entered into development agreements with the National Institutes of Health (NIH) for some of its neurobiology products, including a 1998 agreement with the NIH (epilepsy branch) to evaluate ABS-103 and R-103. These evaluations have been completed and have demonstrated anticonvulsant activity with little or no toxicity. In addition, results of an evaluation under a Phase I Small Business Innovation Research (SBIR) grant from the NIH, have demonstrated that ABS-205 can enhance learning and memory in pre-clinical models.

      There can be no assurance that the Company's products will prove to be commercially viable, or that ABS will successfully market the products or achieve significant revenues or profitable operations or enter into any arrangements with third parties for development of its products, or if it does, that any such arrangements will be on terms that will be favorable to ABS.

Other Research and Development Agreements

      As part of its development stage activities, ABS, in the ordinary course of business, enters into various agreements that provide for the expenditure by the Company of funds for research and development activities. These agreements also typically provide for the payment of royalties (typically 2% to 8% of net sales) by ABS if any products are successfully developed and marketed as a result of the work being performed under the agreement. Reference is made to
Note 12 of the Notes to Consolidated Financial Statements for a discussion of various arrangements which the Company has entered into for collaborative research and development projects (including arrangements for the use of space and services) and technology license arrangements for the development and prospective manufacturing and sale of products being developed.

MARKETING AND SALES

      The Company's commercial sales of its in vitro test kits are directed to hospitals, laboratories, clinical laboratories and physicians in large group medical practices using distributors. The Company believes that sales to hospitals and clinical laboratories will be dependent upon physician general acceptance of use of direct fibrinogen level measurement as part of routine and special blood analyses.

      During fiscal year 2001, the Company had one customer that accounted for 28% of its $860,000 of product sales. The Company does not believe that the loss of this customer would have a material adverse effect on the consolidated operations of the Company.

      Sales of ABS' proposed products on a commercial basis will be substantially dependent on widespread acceptance by the medical community. The use of any products that the Company may develop for diagnosis and therapy will require educating the medical community as to their reliability, safety and effectiveness. The Company, and any pharmaceutical company with which it may collaborate, may use several approaches to obtain general acceptance in the medical community of the Company's proposed products. Such promotional approaches may include: publicizing existing studies; offering the products to practitioners and researchers who are leaders in their fields for their use and publication of their findings; conducting comparative studies with competitive products and methodologies and publishing the results of the studies; and sponsoring professional symposia and seminars.

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

      The personnel and financial resources of the Company are not sufficient to permit the Company to alone gain the acceptance of the medical community for ABS' proposed in vivo pharmaceutical products or vaccines. Accordingly, the Company may be required to collaborate with one or more pharmaceutical companies to provide the necessary financing and expertise in order to obtain medical community's acceptance. Such arrangements are likely to entail, among other things, the sharing of revenue or profits with such companies. While arrangements may vary, the Company intends to require payments of a royalty based on sales of the product, with an amount to be paid "up front" upon entering into the arrangement. The Company continues to seek arrangements with large pharmaceutical companies to market its products. In the event ABS is unable to enter into arrangements or if the arrangements into which it enters are not successful, the Company will likely seek to market such products through distributors. This would require ABS to develop a marketing program to support sales.

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

      In October 1995, ABS entered into a license and collaboration agreement with F. Hoffmann-La Roche, Ltd. ("Hoffmann-La Roche") for the co-development and marketing of the Company's TpP test for the detection of active blood clot formation (thrombosis). The agreement grants Hoffmann-La Roche a worldwide license to market the TpP test in a latex based particle agglutination format, but does not obligate Hoffmann-La Roche to do so. Under the agreement, the Company received a $60,000 non-refundable development payment to adapt the TpP test in the latex based particle agglutination format to Hoffmann-La Roche's automated diagnostic systems. The Company may receive milestone payments upon achievement of certain commercialization goals. The TpP test is to be manufactured by the Company for use on Hoffmann-La Roche's instruments. Prior to marketing the test, Hoffmann-La Roche must obtain 510(k) clearance. See "--Government Regulation." ABS is to receive a percentage of Hoffmann-La Roche's net selling price for the Company's manufacturing of the TpP test plus a 5% royalty on net sales made by Hoffmann-La Roche. Under the agreement, the TpP test is also to be sold by ABS and Hoffmann-La Roche to other diagnostic companies using similar particle agglutination technology. On these sales, gross profit is to be shared equally between the Company and Hoffmann-La Roche. To date, ABS has not received any milestone or royalty payments. The Company does not have any further obligations and could terminate the agreement.

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

      In January 2000, ABS entered into a license agreement with Abbott granting Abbott exclusive worldwide rights to the Company's ABS-103 compound, related technology and patent rights. In consideration for the license and in addition to customary royalties on net sales, Abbott paid the Company a non-refundable up-front license fee of $500,000 and agreed to pay additional milestone payments depending upon successfully reaching development milestones, generally by indication. In conjunction with entering into the license, Abbott made an additional $1,500,000 equity investment in ABS. In November 2001, ABS reacquired, from Abbott Laboratories, the license rights for ABS' neurological compound ABS-103 and the license agreement was terminated. The Company is seeking partners to license ABS-103 and put the compound into human clinical trials.

      There can be no assurance that any future marketing arrangements will be entered into or, that if entered into, they will be on terms similar to those discussed above or on terms that will be favorable to the Company. If no arrangements are entered into, ABS will require substantial alternative financing in order to market its products. There can be no assurance that any such financing arrangements will be available to the Company or, if available to, will be available on terms acceptable or favorable to the Company.

VACCINES

      ABS has entered into an agreement effective on November 30, 2001 with the All-Russian Research Institute of Veterinary Virology and Microbiology (Veterinary Institute) that grants ABS rights for at least 10 years to act as the Veterinary Institute's exclusive distributor outside of Russia for certain biological products related to animals, including livestock vaccines (livestock biological products). The Veterinary Institute, which owns the rights to and manufactures certain livestock biological products, is owned and operated by the Russian Academy of Agricultural Sciences, an organization established by the Russian government.

      Under its agreement with the Veterinary Institute, ABS plans to market the livestock biological products by making them available to pharmaceutical companies, government agencies and regulatory authorities outside of Russia for testing and evaluation. The terms of the sale of and specifications related to livestock biological products will be negotiated from time to time with the Veterinary Institute. The ability of the Company to sell livestock biological products, including vaccines, is subject to the results of testing and evaluation and the approval of government agencies and regulatory authorities in the relevant country or jurisdiction. ABS further plans that any sales of livestock biological products will be made through one or more sub-distributors that may arrange any necessary testing and evaluation. To date, ABS has not signed any agreements with a sub-distributor. ABS cannot predict if or when it will receive any revenues from sales of livestock biological products. ABS is responsible for its own expenses and costs in connection with the Veterinary Institute agreement.

      ABS also entered into agreements called Protocols of Understanding and Mutual Support with a department of the Ministry of Health on December 13, 2001 and with the Ministry of Health at the Federation level on December 27, 2001, which Protocols obligate the Ministry to provide the following assistance to
ABS: (1) facilitate the establishment of contracts with one or more manufacturers in Russia of certain human vaccines that would give ABS the right to market such vaccines outside of Russia; (2) facilitate the ability of ABS to obtain the licenses and permits that are necessary in Russia to acquire and export such human vaccines; and (3) monitor the manufacturing and testing of vaccine production to ensure compliance with the good manufacturing practices that are adopted in compliance with applicable Russian regulations.

Anthrax and Smallpox Vaccines

      ABS has entered into a ten-year agreement, dated January 14, 2002, as amended March 11, 2002, with a Russian Association (Association) which represents over thirty manufacturers, enterprises, and scientific research institutes located in the Russian Federation. The Association has the exclusive right to sell and distribute an injectable anthrax vaccine and an oral smallpox vaccine produced by Russian manufacturers. Under the agreement between ABS and the Association, ABS has been granted the exclusive right to act as a distributor for these vaccines in the United States, Canada, Mexico, countries of Central and South America and China. The anthrax vaccine is presently being marketed outside of the ABS' territory by the Association.

      The agreement between ABS and the Association also grants ABS the first priority right to purchase a broad range of other immunobiological preparations, including other human vaccines (biological products). The volumes, terms of delivery, price and specifications related to the biological products are to be negotiated separately with the Association. Under the agreement, ABS plans to make certain biological products available to pharmaceutical companies, government agencies and regulatory authorities for testing and evaluation.

Smallpox Vaccine

      ABS has also entered into a separate ten-year agreement, dated January 15, 2002, with a Russian Federation manufacturer which grants ABS the right to act as the manufacturer's exclusive worldwide distributor (with the right to assign sub-distributors and agents) for a smallpox vaccine for human use outside of the Commonwealth of Independent States (the Russian Federation and eleven other independent countries formerly part of the Soviet Union). This manufacturer has been operating for over 100 years, and was a supplier of smallpox vaccine used by the World Health Organization during the global eradication of smallpox in the 1970s.

      ABS plans to market the smallpox vaccine by first making it available for testing and evaluation by pharmaceutical companies, the U.S. Food and Drug Administration and other government agencies and regulatory authorities outside of the Commonwealth of Independent States. The terms of the sale of and specifications related to the smallpox vaccine are to be negotiated with the manufacturer.

      With respect to both agreements, ABS plans to market the vaccines through one or more sub-distributors, or to form collaborative agreements with pharmaceutical companies that may arrange necessary testing and evaluation. The ability of the Company, and any of its sub-distributors or collaboratives, to sell the vaccines is subject to the results of testing and evaluation and the approval of government agencies and regulatory authorities in the relevant country or jurisdiction. ABS' exclusivity under these agreements is contingent upon meeting certain obligations, including ABS' effort to obtain necessary regulatory approvals for use in humans, and for the import and distribution of the vaccines. ABS has not yet signed any agreements with a sub-distributor or pharmaceutical companies. ABS cannot predict if or when it will receive any revenues from sales of the vaccines. Each party is responsible for its own expenses and costs in connection with the agreements.

      There can be no assurances that these vaccines will meet the testing and evaluation requirements by various government agencies, the ability of vaccine manufacturing facilities in Russia to meet all quality and manufacturing practices required for distribution or the Company's ability to consummate necessary agreements with sub-distributors and to make sales of the vaccines.

COMPETITION

      The biotechnology industry is characterized by rapid technological advances, evolving industry standards and technological obsolescence. ABS has numerous competitors, most of whom have greater financial and other resources than the Company. It is likely that others will enter the field. Competitors may develop products which may render ABS' products obsolete or which have advantages over ABS' products, such as greater accuracy and precision or greater acceptance by the medical community. Competing products may also get through the regulatory approval process sooner than ABS' products, enabling those competitors to market their products earlier than ABS. Usually, the first competitor to market a product has a significant marketplace advantage. In addition, other products now in use, presently undergoing the regulatory approval process, or under development by others, may perform functions similar to ABS' existing products or those which it has under development. ABS' inability to meet and surpass its competitors' technological advances could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

      Patents. ABS' policy is to seek patent protection for its proposed products, whether resulting from its own research and development activities or from development and licensing arrangements into which the Company enters.

      ABS has been issued United States Patents, Nos. 4,870,023 which will expire in 2006, covering a recombinant occlusion body and 5,041,379, which will expire 2008, covering a recombinant heliothis virus; United States Patent No. 5,294,548, relating to the Hepatitis A vaccine, filed jointly with the University of Iowa, which will expire 2011. In addition, ABS has been issued United States Patent, Nos. 5,091,512 and 5,120,834, each of which will expire in 2009, covering monoclonal antibodies specific for fibrinogen and monoclonal antibodies specific for fibrin, respectively. ABS has also been issued United States Patent No. 5,223,410, which will expire in 2010, covering the use of its antigen-free mouse colony to generate monoclonal antibodies. ABS has also been issued United States Patent No. 5,721,122 which expires in 2015, covering a method of obtaining primed lymphocytes collected from immunized antigen-free mice. ABS has further been issued United States Patent No. 5,453,359, which will expire in 2012, covering an immunoassay for soluble fibrin using the Company's proprietary fibrin-specific monoclonal antibody as a method of detecting a thrombotic event, such as myocardial infarction. ABS has also been issued United States Patent No. 5,487,892, which will expire in 2014, covering use of the Company's proprietary fibrin-specific monoclonal antibody as an antithrombotic agent. ABS has further been issued United States Patent No. 5,723,126, which will expire in 2015, covering the use of the Company's propriety fibrin-specific monoclonal antibody in conjunction with a thrombolytic reagent for the treatment of thrombosis. ABS has been issued United States Patent No. 5,837,540, which will expire in 2016, covering a method of producing fibrin-specific antibody. ABS has also been issued United States Patent No. 5,843,690, which will expire in 2015, covering a method and an assay kit for the in vitro detection of the presence or amount of soluble fibrin polymers in a sample from a subject. ABS has also been issued United States Patent No. 5,871,737, which will expire in 2008, covering a fibrin-specific monoclonal antibody conjugated with a cytotoxic reagent. ABS has been issued United States Patent No. 6,080,384, which will expire in 2017, covering methods for radionuclide-labeling of biomolecules and kits utilizing the same. ABS has also been issued United States Patent Nos. 6,187,593 and 6,294,173, which will expire in 2008, covering a method for treatment for fibrin encapsulated tumor using MH1 conjugated with a cytotoxic reagent.

      Additional patent applications are pending covering alternative embodiments of the Company's proprietary fibrin-specific monoclonal antibody, as well as improved methods of raising fibrin specific monoclonal antibodies and of using the soluble fibrin immunoassay. ABS has 22 counterpart applications (including designated countries under patent treaties) covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for use of the Company's proprietary fibrin-specific monoclonal antibody in a soluble fibrin assay, and as an antithrombotic agent, and the use of the antigen-free mouse colony to generate monoclonal antibodies. ABS presently has issued three patents in Australia covering monoclonal antibodies specific for fibrinogen, monoclonal antibodies specific for fibrin, methods for localizing a blood clot in a patient, an immunoassay for determining fibrin levels in a patient's blood, and use of the antigen-free mouse colony to generate monoclonal antibodies.

      The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy. ABS has the exclusive license for United States Patent No. 5,786,380, which will expire in 2015, covering a method of reducing seizure activity in an individual by administering an anti-epileptic composition that contains ABS-103. Sixteen patents protect this technology on behalf of the Company in Europe. The European Patent has been activated in 16 European countries. ABS has filed additional patent applications in the United States and other foreign jurisdictions to further protect this technology. Exclusive worldwide rights have also been obtained by the Company for technologies relating to certain fluorinated anti-convulsant compounds. United States Patent No. 6,184,401 issued on February 6, 2001 relates to this technology and will expire on June 22, 2019. Two United States patent application and foreign applications are pending relating to these technologies. The Company also has exclusive rights relating to the use of ABS-103 to treat migraine and affective illness, including United States Patent No. 6,268,396 issued July 31, 2001 that expires on June 22, 2019. Twenty-two foreign applications are pending relating to this technology. Technology for the enantioselective synthesis of valproic acid analogues is also exclusively licensed to the Company. One United States and foreign applications are pending relating to this technology.

      The Company also has exclusive worldwide rights in technology related to certain novel neurotrophic methods and compositions. United States Patent No. 5,672,746 was issued September 30, 1997. A reissue application for this patent has been allowed. Foreign applications to protect this technology worldwide are pending. Ono Pharmaceutical, Ltd., ("Ono"), has filed third party observations in the patent applications relating to the neurotrophic compounds in the Japan and Australian patent offices, as well as the European Patent Office. These applications remain pending and the Company is continuing their prosecution. ABS has filed a reissue application of its United States Patent No. 5,672,746 to provide the United States Patent and Trademark Office an opportunity to examine this patent in light of the issues raised by Ono. The Company has received a Notice of Allowance from the United States Patent and Trademark Office indicating that the patent will be reissued. On November 30, 1998, the United States Patent and Trademark office declared an interference between an application of Ono and one of the Company's applications related to its 5,672,746 patent to determine the priority of invention of commonly claimed subject matter. The Company resolved the interference in the United States Patent and Trademark Office. The Company received a judgment that permits it to pursue patent protection relating to the use of ABS-205 as a therapeutic with claims which were previously allowed prior to the interference. The Company received United States Patent No. 6,300,373 on October 9, 2001, which will expire on October 9, 2018 for Antiproliferative and Neurotrophic Molecules relating to ABS-205.

      Exclusive Licenses. The Company has exclusive worldwide rights in technology relating to certain methods and compositions for treating epilepsy, migraine and affective disorder. ABS has the exclusive license for United States Patent No. 5,786,380, which will expire in 2015, covering a method of reducing seizure activity in an individual by administering an anti-epileptic compound that contains ABS-103. Patents protect this technology on behalf of the Company in the United States and the European Patent Office. The European Patent has been activated in 16 European countries. ABS has filed additional patent applications in the United States and other foreign jurisdictions to further protect this technology. Two of these applications have issued into United States Patent No. 6,184,401 issued February 6, 2001, which will expire in 2019, and No. 6,268,396, issued July 31, 2001, which will expire in 2019, relating to the use of ABS-103 for the treatment of migraine. Technology relating to the enatioselective synthesis of valproic acid analogues such as ABS-103, is also exclusively licensed to the Company.

      The Company also has exclusive worldwide rights in technology related to certain novel neurotrophic methods and compositions (United States Patent Nos. 5,672,746, issued September 30, 1997, and No. 6,794,624, issued August 14,
2001). Foreign applications to protect this technology worldwide are pending. ABS is the worldwide exclusive licensee of a United States patent covering a method for diagnosing Alzheimer's disease (United States Patent No. 5,492,812, issued to Trinity College (Dublin, Ireland), expiring in 2013).

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

GOVERNMENT REGULATION

      ABS' present and proposed activities are subject to government regulation in the United States and most other countries in which the Company may choose to market its proposed products or conduct product development, research or manufacturing. ABS has not determined those countries, other than the United States, where it will seek regulatory approvals to market its proposed products. The following is a discussion of the processes required in order to obtain Food and Drug Administration ("FDA") approval for marketing a product, which are different for the three types of products being developed by ABS: monoclonal antibodies for in vitro use, monoclonal antibodies for in vivo use and drugs to treat neurological diseases.

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

      Regulation of In Vivo Products. Any products intended for human in vivo use, including vaccines, are subject to regulation by the FDA. The products produced, depending on their characteristics, may be classified as "biologics" or products regulated under the Public Health Service Act (the "PHS Act") and the Federal Food, Drug, and Cosmetic Act (the "FDCA") or may be classified as non-biologic drugs regulated only under the FDCA. Development of a pharmaceutical product for use in humans under either statute is a multistep process. First, laboratory animal testing establishes probable safety and parameters of use of the experimental product for testing in humans and suggests potential effectiveness with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug ("IND") application is submitted to the FDA. FDA clearance of the IND is required before clinical testing can begin.

      Normally, the initial phase of clinical testing (Phase I) is conducted to evaluate the pharmacological actions and side effects of the experimental product in humans, i.e. the safety of the drug. A demonstration of therapeutic benefit is not required in order to complete such trials successfully. If acceptable product safety is demonstrated, then Phase II trials may be initiated. Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease, and often involve well-controlled, closely monitored studies in a relatively small number of patients. Routes, dosages and schedules of administration may also be studied. If Phase II trials are successfully completed, Phase III trials may be commenced. Phase III trials are expanded, controlled trials which are intended to gather additional information about safety and effectiveness in order to evaluate the overall risk/benefit relationship of the product and provide the evidence of safety and effectiveness necessary for product approval. Although this is the general drug testing pattern, different approaches are often used, such as combining Phases I and II.

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

      The process of seeking and obtaining FDA approval for a new product generally requires substantial funding. ABS anticipates that, in most instances where it develops a product, the Company will seek to enter into a joint venture or other collaborative arrangement with an established chemical or pharmaceutical company that will help conduct the required preclinical studies and clinical trials and bear a substantial portion of the expense of obtaining FDA approval.

      Good Manufacturing Practices. The FDA also has extensive regulations concerning good manufacturing practices applicable to both biologic and non-biologic drug products once they are approved. ABS' compliance with good manufacturing practice ("GMP"), and its ability to assure the potency, purity and quality of the drugs and biologics manufactured, must be documented in the applications submitted for the products, and manufacturing facilities will be subject to pre-approval and other inspections by the FDA and other government agencies.

      Failure to comply with the good manufacturing practice regulations, or to comply with other applicable legal requirements, can lead to product recalls, seizure of violative products, injunctive actions, other enforcement actions, and potential criminal and civil liability on the part of a Company and of the officers and employees of a Company.

      In addition to complying with FDA regulations, ABS and the facilities used by it are also required to comply with federal and state environmental, occupational health and other applicable regulations. ABS believes that the facilities used to produce its TpP diagnostic test (and monoclonal antibodies) comply with such regulations.

MANUFACTURING

      While ABS has produced a limited quantity of monoclonal antibodies for testing and evaluation of its in vitro products, there can be no assurances that ABS will be able to either finance or meet FDA regulations for good manufacturing practices required in order to operate a facility for commercial production of such products. ABS does not intend to establish its own manufacturing operations for its in vivo products unless and until, in the opinion of management of ABS, the size and scope of its business and its financial resources so warrant. It is the Company's intention to enter into manufacturing agreements, joint ventures or license agreements for the manufacture of monoclonal antibodies. Each joint venture partner or contract manufacturer participating in the process of manufacturing the Company's monoclonal antibody must comply with FDA regulations and provide documentation to support that part of the manufacturing process in which it is involved. ABS has contracted with several different GMP manufacturers for the production of antibodies. Starting in February 2000, the Company had manufactured and assembled TpP kits in house at the Stellar facility in Columbia, Maryland. The Stellar facility presently complies with GMP regulations and has received International Standards Organization ("ISO") 9001 series certification. The Company entered into a manufacturing agreement with the purchaser of Stellar to continue manufacturing the TpP kits for the Company in the same facility as previously.

      There is no assurance that the Company will be able to enter into arrangements for the manufacture of sufficient quantities of the Company's in vivo monoclonal antibody necessary to obtain full FDA clearance, that the FDA will accept the Company's manufacturing arrangements, or find the manufacturer's facilities in GMP compliance, or that commercial manufacturing arrangements can be obtained on acceptable terms.

PRODUCT LIABILITY

      The testing, marketing, manufacture and sale of pharmaceutical products entails a risk of product and other liability claims by consumers and others. ABS' monoclonal antibodies are generated from an antigen free mouse colony and there have been clinical reports of instances of the human immune system negatively reacting to mouse derived antibodies. Product and other liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of ABS' diagnostic tests (MH1 imaging). Product liability claims may be asserted by physicians, laboratories, hospitals or patients relying upon the results of the Company's diagnostic tests (TpP and FiF products). Claims may also be asserted against ABS by end users of the Company's products, including persons who may be treated with any in vivo diagnostic or therapeutics.

      Certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy these insurance requirements could impede the ability of ABS to achieve broad distribution of its products, which would have a material adverse effect upon the business and financial condition of ABS.

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

      Members of the Scientific Advisory Committee review the feasibility of the Company's proposed research and development programs review the progress of programs undertaken and assist in establishing both the scientific goals of ABS and the priorities of its product development. Members of the Scientific Advisory Committee may be employed by or have consulting agreements with third parties, the business of which may conflict or compete with ABS. Any inventions discovered by such individuals as part of their agreements with third parties will not become the property of ABS. These individuals are not required to devote any, and are expected to devote only a small portion, of their time to ABS, and are not expected to actively participate in the development of the Company's technology. It is possible regulations or policies now in effect or adopted in the future by those with whom the member is employed or consults might limit the ability of the scientific advisors to continue their relationship with ABS.

      Members are paid $1,000 per meeting attended, plus expenses. Members of the Scientific Advisory Committee have been granted ten year options to purchase between 5,000 and 25,000 shares of Class A Common Stock from the Company. As of December 31, 2001, there were outstanding options to purchase an aggregate of 406,205 shares of Class A Common Stock held by members of the Scientific Advisory Committee, at exercise prices ranging from $.28 per share to $7.75 per share. The 2001 cash payments to the advisors for informal meetings and other consultations as a group were approximately $29,000. Certain members of the Committee are associated with institutions with which ABS has undertaken or may in the future undertake collaborative research efforts. Arrangements with these institutions may result in a member of the Scientific Advisory Committee receiving royalties and/or other compensation from that institution or from ABS if such member works as a scientist in the collaborative effort.

      The members of the Scientific Advisory Committee have no general fiduciary duties to ABS, have entered into limited confidentiality agreements and may, in their discretion, engage in activities which are competitive with those engaged in by the Company. The members of the Committee as of March 8, 2002 are:

      Giancarlo Agnelli, M.D., is Professor of Internal Medicine at the Division of Internal and Cardiovascular Medicine, Department of Internal Medicine, University of Perugia, Italy. Prof. Agnelli is Associated Member of the Hamilton Civic Hospital Research Centre at McMaster University, Hamilton, Canada. He served as a member of the Fifth and Sixth Conference on Antithrombotic Therapy of the American College of Chest Physicians. Professor Agnelli is Editor-in-Chief of the journal Vessels and Associate Editor of the journal Haemostasis. He serves as a reviewer of many journals including the New England Journal of Medicine, Lancet, Circulation, Blood, Cardiovascular Research and Journal of the American College of Cardiology. Prof. Agnelli is author of more than 200 publications in peer reviewed journals.

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

      Daniel M. Michaelson, Ph.D., is presently Professor of Neurobiology, Department of Neurobiochemistry, Tel Aviv University, Tel Aviv, Israel. He earned a Ph.D. in Biophysics from the University of California, Berkeley. Among Professor Michaelson's distinctions, appointments and activities are: Membership of the International Society of Neurochemistry, International Society for Developmental Neuroscience, International Brain Research Organization, Israel Society of Neurosciences, Israel Biochemical Society and the Israel Society for Pharmacology and Physiology. He is a member of the Scientific Advisory Board of the Alzheimer Foundation.

      Peter Victorovich Morozov, M.D., Ph.D., is Professor of Psychiatry at the Russian State Medical University, Moscow. He has served as the Secretary of the International Section of the National Scientific Society of
Psychiatrists   and  is  currently   secretary  of  the  Russian   Section  of
French-Russian Society of Psychiatrists. Dr. Morozov's primary area of research is psychopharmacology, problems of classification and diagnosis, post-traumatic stress disorders. Dr. Morozov graduated from Pirogov II Medical School and received his doctorate from the Institute of Psychiatry AMS USSR. Dr. Morozov is editor-in-chief of Psychiatry and Psychopharmacology and also editor-in-chief of Media Medica publishing house.

      Heinz Nau, Ph.D., is presently Professor and Chairman, Department of Food Toxicology at the School of Veterinary Medicine in Hannover, Germany. He obtained his Ph.D. degree in Chemistry from the University Innsbruck, Austria. He then did post-doctoral work at Massachusetts Institute of Technology, Cambridge, Massachusetts, and was a Professor at the Institute of Toxicology and Embryopharmacology in Berlin, Germany. Dr. Nau holds an Honorary Doctorate from the University of Uppsala, Sweden, and was President of the European Teratology Society, and a Member of the Scientific Committee of Food at the European Commission in Brussels, Belgium, as well as a member of the International

Federation of Teratological Societies. He has published over 350 scientific papers and is an editor of several books. He won the Warkany Award of the American Teratology Society (1996) and the year 2000 prize for Development of Alternatives to Experimental Animal Testing.

      Rem V. Petrov, M.D., is currently Adviser of Russian Academy of Sciences, Moscow, Russia and chief of the Immunology Department of the Institute of Bioorganic Chemistry of the Academy. His main scientific interests are in the fields of Immunogenetics (genetical control of Immune response, interactions of syngeneic and nonsyngeneic cells) and Immunobiotechnology (artificial immunogens and vaccines, immunopharmacology-myelopeptides and other natural immunomodulators).

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

      John H. Proctor, Ph.D., Fellow and formerly Secretary General of the World Academy of Art and Science from 1986-1997, Life Fellow and Past President of the Washington Academy of Sciences in Washington, D.C., a full member of the Russian Academy of Sciences and a corresponding member of the Spanish Royal Academy of Sciences. He has facilitated national and international technology transfer, organizational development and productivity improvement projects for over thirty years. Dr. Proctor has written four books and has published eighty technical papers.

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

PERSONNEL

      As of March 8, 2002, ABS had ten full time employees and one part-time employee. Of the full-time employees, two are research and development personnel, including one Ph.D., and the balance are executive and administrative personnel.

      None of ABS' employees is represented by a labor organization. ABS believes its relationship with its employees is satisfactory.

Item 2.         Properties

      ABS leases 6,000 square feet of office space in New York under a lease expiring July 2002 (with an annual base rent of $42,000). The Company intends to renew this lease. ABS also has a License Agreement with the University of Maryland covering 1,400 square feet of space in Maryland expiring May 31, 2002 (at an annual fee of $35,000). The Company intends to renew this Agreement.

Item 3.         Legal Proceedings

      The Company is party to an action commenced by Norman Kaminsky, derivatively on behalf of the Company, against Alfred J. Roach, Chairman of the Board of Directors of the Company, various other unaffiliated purchasers of Common Stock sold by the Company in an October 1998 private placement, M.H. Meyerson & Co., Inc., an alleged financial advisor to the Company ("Meyerson"), certain alleged employees, officers and directors of Meyerson, and the Company, as nominal defendant. The action was brought in the Supreme Court of the State of New York, Nassau County and apparently filed in October 2001 although only received by the Company in January 2002. The action is brought as a purported derivative action so a recovery, if any is awarded, less fess and costs would presumably inure to the benefit of the Company,. The action alleges that the Company sold stock to the defendants, including Mr. Roach, for inadequate consideration resulting in an alleged breach of a fiduciary duty of loyalty and a duty of care by Mr. Roach, Meyerson and the alleged employees, officers and directors of Meyerson, a breach of contract by Meyerson and unjust enrichment by all defendants. The action seeks damages in an unspecified amount against Mr. Roach, Meyerson and the alleged employees, officers and directors of Meyerson, the disgorgement of all realized monies, profits and gains allegedly obtained by, and creation of a constructive trust against, all defendants, and interest, costs and disbursements.

      On January 17, 2002, the Company commenced an action against Richard Oppenheim in the Supreme Court of the State of New York, Suffolk County, seeking a declaration from the court that, among other things, Mr. Oppenheim had, under the terms of a December 14, 2000 agreement, released any right to assert a claim which is the subject of a January 3, 2002 letter received by the Company from Mr. Oppenheim's counsel. The December 14, 2000 agreement was entered into to settle a claim by Mr. Oppenheim that he was entitled to a finder's fee commission as a result of a third party investment made in the Company. The January 3, 2002 letter from Mr. Oppenheim's counsel threatened litigation unless the Company paid a finder's fee commission as a result of an alleged investment made in August 2001 by the third party investor who had made an investment that was covered by the December 14, 2000 agreement.

      On January 22, 2002, Mr. Oppenheim commenced an action against the Company in the United States District Court for the District of New Jersey alleging that the Company owed him a finder's fee commission as a result of the August 2001 investment made by the third party investor discussed above. Among other things, Mr. Oppenheim seeks compensatory damages in the amount of $200,000 and interest, costs and disbursements.

Item 4.         Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market For The Registrant's Common Stock And Related Security Holder Matters.

      The Company's Class A Common Stock (the "Common Stock") was quoted on the Nasdaq National Market under the trading symbol "MABXA" through December 6, 1999, on the Nasdaq Smallcap Market from December 6, 1999 through January 6, 2000 under the trading symbol "MABAC," from January 7, 2000 through July 10, 2000 on the OTC Bulletin Board under the symbol "MABA" and from July 11, 2000 through November 26, 2001 on the Nasdaq SmallCap Market under the symbol
"MABA". On November 26, 2001, the Nasdaq Stock Market halted trading in the Company's Common Stock. The Company voluntarily delisted its Common Stock from the Nasdaq Stock Market on January 8, 2002. Since January 9, 2002, the Company's Common Stock has been quoted on the Pink Sheets for unsolicited customer orders only under the symbol "MABA". The following table sets forth the high and low closing bid prices for the Company's Common Stock for the period from January 1, 2000 through November 23, 2001, as reported by the appropriate market, without retail mark-ups, mark-downs or commissions.


  Fiscal Years                                  High                 Low
  ------------------------------------------ -------------------- -------------
  2001
  First Quarter                                $ 1.13               $   .39
  Second Quarter                                  .86                   .50
  Third Quarter                                   .61                   .35
  Fourth Quarter (through November 23, 2001)      .47                   .27

  2000
  First Quarter                                $ 6.41               $   .38
  Second Quarter                                 2.66                  1.22
  Third Quarter                                  2.84                  1.50
  Fourth Quarter                                 1.69                   .53

      There were approximately 637 holders of record of Common Stock as of March 8, 2002 (exclusive of stockholders whose shares are held in street name by brokers, depositories and other institutional firms).

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

                                                                     For the Year Ended December 31,
                                                  2001            2000             1999            1998            1997
                                              --------------- ---------------- --------------- --------------- ---------------
Operating Results
Revenues:
   Sales                                         $860,000      $1,629,000       $1,361,000      $1,197,000        $150,000
   Royalties/License                              $37,000        $502,000                -               -               -
   Collaborative Agreements                       $36,000        $157,000          $82,000               -          $9,000
Net Loss                                      ($4,290,000)    ($3,775,000)     ($5,351,000)    ($7,548,000)    ($7,147,000)
Net Loss Attributable to Common
   Stockholders                               ($5,181,000)    ($6,225,000)     ($5,351,000)    ($7,548,000)    ($7,147,000)
Net Loss Per Share
   Basic and Diluted                                ($.12)          ($.14)           ($.14)          ($.29)          ($.35)
Weighted Average Shares                        44,286,000      43,475,000       39,266,000      25,740,000      20,223,000

                                                                  As of December 31,
Balance Sheet                         2001              2000             1999              1998             1997
-------------                     ---------------  ----------------  ---------------  ----------------  ----------------
Working Capital (Deficit)              $384,000       $1,377,000       ($1,436,000)      $2,947,000        $4,761,000
Total Assets                         $3,191,000       $5,086,000        $3,938,000       $6,514,000        $9,388,000
Long-Term Debt                          $57,000          $78,000           $33,000          $56,000            $8,000
Total Liabilities                      $712,000         $646,000        $2,360,000         $918,000        $2,705,000
Accumulated Deficit                ($73,720,000)    ($68,539,000)     ($62,314,000)    ($56,963,000)     ($49,415,000)


      ABS has not paid any cash dividends on its Common Stock since its inception.

Selected Quarterly Data

      Summarized unaudited quarterly financial data for the year ended December 31, 2001 and 2000 was as follows:


                                                    For the Quarter Ended
                              ------------------------------------------------------------------
                               Mar. 31, 2001    June 30, 2001   Sept. 30, 2001   Dec. 31, 2001
                              ---------------- ---------------- --------------- ----------------
Revenues:
   Sales                       $     488,000    $     363,000    $       6,000   $       3,000
   Royalties/License                   1,000            1,000            1,000          34,000
   Collaborative Agreements           34,000                -                -           2,000
                              ---------------- ---------------- --------------- ----------------
        Total Revenues               523,000          364,000            7,000          39,000

Gross profit on sales                296,000          242,000            5,000           3,000
Loss from operations                (901,000)        (914,000)      (1,004,000)     (1,124,000)
Net Loss                            (893,000)      (1,214,000)      (1,020,000)     (1,163,000)
Non-cash preferred stock
  dividend                                 -                -         (891,000)              -
Net loss attributable to
  common stockholders              ($893,000)     ($1,214,000)     ($1,911,000)    ($1,163,000)
Basic and diluted net loss
  per share                            ($.02)           ($.03)           ($.04)          ($.03)



                                                    For the Quarter Ended
                              ------------------------------------------------------------------
                               Mar. 31, 2000    June 30, 2000   Sept. 30, 2000   Dec. 31, 2000
                              ---------------- ---------------- --------------- ----------------
Revenues:
   Sales                       $     383,000    $     461,000     $    367,000    $    418,000
   Royalties/License                 500,000                -                -           2,000
   Collaborative Agreements           76,000           15,000           51,000          15,000
                              ---------------- ---------------- --------------- ----------------
        Total Revenues               959,000          476,000          418,000         435,000

Gross profit on sales                227,000          329,000          208,000         248,000
Loss from operations                (517,000)      (1,083,000)      (1,030,000)     (1,266,000)
Net Loss                            (498,000)      (1,034,000)        (997,000)     (1,246,000)
Non-cash preferred stock
  dividend                        (2,450,000)               -                -               -
Net loss attributable to
  common stockholders            ($2,948,000)     ($1,034,000)       ($997,000)    ($1,246,000)
Basic and diluted net loss
  per share                            ($.07)           ($.02)          ($.02)           ($.03)

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

Overview

           ABS is a development stage company incorporated in September 1983. To date, ABS has launched two commercial products (TpP, ABS' Thrombus Precursor Protein diagnostic test, and FiF, ABS' Functional Intact Fibrinogen diagnostic test), although it has not yet derived significant revenues from the sale of these products. Due to the Company's present limited finances, the Company has deferred its development efforts for its products, although development of its therapeutic neurocompounds is progressing with the Company's collaborative partners, the Company is continuing to sell its TpP diagnostic kit through its distributors and the Company is continuing contract research work with its Antigen-Free Technology.

            On June 29, 2001, ABS completed the sale of the assets of its wholly owned subsidiary, Stellar Bio Systems, Inc. ("Stellar") for a $1.2 million upfront cash payment at closing plus up to a total of $540,000 payable quarterly over the next three years, based on revenues of a portion of Stellar's business sold. Under the terms of the sale, the buyer of Stellar is to continue contract manufacturing of ABS' Thrombus Precursor Protein (TpP(TM)) ELISA diagnostic test kit for the Company. The Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998. Any future receipts (which aggregated $32,000 through December 31, 2001) will be recorded as revenue. The Company had acquired Stellar, a manufacturer and distributor of in vitro diagnostic products and research reagents, in 1998 for $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments based upon Stellar's sales levels over a three year period. The contingent payments aggregated $320,000, which were paid in an aggregate of 378,896 shares of the Class A Common Stock (valued at their market value when earned). (See Note 5 and 6 to the Consolidated Financial Statements.)

           On November 9, 2001, the Company and Abbott Laboratories ("Abbott") discontinued the exclusive worldwide license the Company had granted Abbott on January 27, 2000 for the Company's ABS-103 neurocompound. In consideration for the license, Abbott had paid ABS an initial non-refundable license fee of $500,000 and had agreed to pay milestone payments depending upon successfully reaching development milestones plus customary royalties on commercial sales. No milestone payments were made. In addition, Abbott purchased 2,782,931 shares of Class A Common Stock for $1.5 million. (See Note 9 to the Consolidated Financial Statements.) In connection with the termination of the license, Abbott returned all rights under the license agreement, with no further monetary obligations by either party. ABS is free to license this compound to other companies and has begun contacting appropriate partners.

      On August 28, 2001, ABS entered into a financing transaction with Biotechnology Value Fund ("BVF"), in which the Company sold 3,333 shares of Series B Convertible Preferred Stock and warrants to purchase 3,333,000 shares of Class A Common Stock to BVF for an aggregate purchase price of $2,050,000. Previously, on February 3, 2000, ABS sold 6,000 and 1,000 shares of Series A Preferred Stock and warrants to purchase 6,000,000 and 1,000,000 shares of Class A Common Stock to BVF and the Company's Chairman, Alfred J. Roach, for $3.0 million and $500,000, respectively. (See Note 9 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

           The Company has funded its research and development activities to date principally from (i) the sale of Common Stock issued in an initial public offering in 1990, (ii) the exercise of the Class A and Class B Warrants issued in the initial public offering, (iii) private placements of Convertible Debentures, Series A and Series B Convertible Preferred Stock and Class A Common Stock, (iv) the exercise of stock options and warrants, (v) capital contributions to ABS by its CEO and Chairman of the Board, (vi) initial license fee payments and fees from collaborative contract services, (vii) the sale of Stellar's business and (viii) the income on funds invested in bank deposits, United States Treasury bills and notes and other high grade liquid investments.

           As of December 31, 2001, ABS, had working capital of $384,000, compared to $1,377,000 at December 31, 2000. The Company had cash and cash equivalents of $672,000 at December 31, 2001 and $150,000 at March 8, 2002, compared to $1,194,000 at December 31, 2000. In January 2002, the Company implemented a cash conservation program, whereby most employees and all officers deferred a portion of their salaries and certain consultants have deferred their compensation. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company requires the receipt of additional licensing fees or additional financing during the next few months. The uncertainties involved in the receipt of additional licensing fees or receipt of additional financing, many of which are outside the control of the Company raise substantial doubt as to the Company's ability to continue as a going concern. Therefore, the Company's independent public accountants have qualified their audit opinion with regard to the Company's ability to continue as a going concern.

           In order to continue its research and product development in the neurobiology and monoclonal antibody programs and in the development and commercialization of TpP, including FDA approval process relating to additional 510(k) filings, the Company will need to incur substantial expenditures. (Also see Contractual Obligations on page 26.)

           To address its need for additional working capital, ABS is actively seeking to license certain of its products, particularly its TpP, ABS-103 neurobiology compound and the anthrax and smallpox vaccines. If it is successful in licensing some of its products, the licensees might provide additional funding or perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise which could lead to revenue for the Company. The Company is also continuing its efforts on collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guaranty that it will be successful in generating funding from these sources.

           In addition the Company is seeking financing from institutional investors and/or financing agents. However, in the current economic environment, financing has become more difficult to obtain, and there is no assurance that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all. The Company's failure to raise sufficient additional funds, either through licensing, or co-marketing activities or additional financing, will have a material adverse effect on its financial condition and ability to continue as a going concern.

           During fiscal year 2001, the Company's cash and cash equivalents decreased by $522,000 to $672,000, primarily due to cash used in operating activities ($3,314,000), partially offset by cash provided by financing activities ($1,864,000) and cash provided by investing activities ($928,000). Operating activities used $3,314,000 of cash in 2001. While the Company reported a loss of $4,290,000 for the year, $864,000 of expenses were non-cash charges, reducing the cash loss to $3,426,000. Changes in operating assets and liabilities provided cash of $112,000, principally due to an increase in accounts payable and accrued expenses ($219,000), decreases in other current assets ($62,000) and other assets ($16,000) offset, in part, by increases in accounts receivable ($112,000) and inventory levels ($73,000). Cash provided from investing activities was derived from the sale of the Stellar business ($1,232,000) and the sale of fixed assets ($6,000) offset, in part, by payments for patent costs ($303,000) and the purchase of equipment ($7,000).

           Financing activities provided $1,864,000 as a result of the cash proceeds from the sale of Series B Convertible Preferred Stock and warrants to BVF discussed above ($2,050,000) and the exercise of stock options ($19,000), partially offset by payments under capital lease obligations and of notes payable ($205,000). The private placement to BVF included warrants issued by the Company as part of the total consideration of $2,050,000. The warrants had non-cash fair value, determined by using an option-pricing model, of $891,000, which is treated, for financial reporting purposes, as a non-cash preferred stock dividend.

           At December 31, 2001, ABS had net operating loss carryforwards of approximately $67,000,000 for income tax purposes. The net operating loss carryforwards will expire in varying amounts through 2021. In addition, ABS has approximately $1,300,000 of available research and development tax credits to offset future taxes. These credits expire through 2021. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ABS has recorded a valuation allowance of $68,300,00 to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

           In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with ABS' 1990 initial public offering at which time ABS' tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 2001, $4,900,000 of net operating losses is no longer subject to this limitation.

Contractual Obligations

           Our contractual obligations are as follows:

                                                              Due by Period
                                       -----------------------------------------------------
                                         Total      2002       2003        2004      2005
                                         -----      ----       ----        ----      ----
                                                                   (in thousands)
     Capitalized Leases (1)              $  85.2   $ 28.5      $  28.5     $  24.1   $   4.1
     Operating Leases                    $  35.6   $ - 0 -     $ - 0 -     $ - 0 -   $ - 0 -
     Preferred Stock Liquidation
        Preference  (2)                $ 5,500.0

----------------
(1)     Includes interest component.

(2) Payable as a preference on the Company's Series A and Series B Convertible Preferred Stock if and when the Company were to liquidate. Of this amount, Series A Preferred Stock having a liquidation preference of $500,000 is held by Alfred J. Roach, Chairman of the Board of the Company, who acquired the shares as an inducement to, and on the same term as, BVF which acquired the remaining Series A Convertible Preferred Stock (having a liquidation preference of $3,500,000) and all shares of Series B Convertible Preferred Stock (having a liquidation preference of $2,000,000). The shares were sold by the Company to BVF and Mr. Roach at their liquidation preferences. On January 15, 2002, BVF converted 500 shares of Series A Preferred Stock into 500,000 shares of Class A
        Common Stock.

      Except for one year obligations under research and development agreements (which are subject to renewal by mutual agreement) and the operating leases and preferences payable to the holders of Series A and Series B Convertible Preferred Stock reflected in the foregoing table, we have no off-balance sheet contractual obligations. The Company has not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of commodities or the value of foreign currencies. ABS does not believe it has any material exposure to market rights associated with changes in interest rates, commodity prices or foreign currencies.

Results of Operations

           ABS has not generated significant revenues from the sale of any products. Revenues from inception through December 31, 2001 of $7,313,000 are attributable to nonrefundable initial license fees and collaborative research agreements, sales of the Company's TpP and FiF and, from April 1998 through its sale on June 29, 2001, sales of Stellar products. As a result of ABS' substantial start-up expenses and minimal revenues, ABS had an accumulated deficit of $73,720,000 as of December 31, 2001.

           ABS initiated its marketing efforts for TpP and FiF in the microtiter plate format in November 1997. TpP kits have been marketed through European, Middle East, Asian and United States distributors as well as direct sales to specialty laboratories and research hospitals. ABS expects that its efforts in 2002 will be directed toward entering into license agreements for its ABS-103 neurobiology compound, TpP, and the anthrax and smallpox vaccines, adding new distributors and specialty labs for TpP and expanding contract services for its Antigen Free Technology. In March 2001, ABS entered into an agreement with Biosite Diagnostics to validate the TpP marker and potentially use it with their rapid quantitative testing platform. At this time Bringham and Women's Hospital in Boston, Massachusetts is completing the data analysis on 2,000 plus patient samples for MI, angina and unstable angina. Upon completion of the validation study, Biosite may decide to develop TpP on its platform which could produce license fee payments, purchases of antibodies from ABS and later royalties from the sale of product. ABS does not have any performance obligations under this agreement. In order to market the product, the licensee will be required to file for the appropriate governmental clearances. ABS has a sufficient quantity of antibodies to initially supply this potential licensee.

Comparison of Years Ended December 31, 2001 and 2000

           ABS' net loss for the year ended December 31, 2001 was $4,290,000 compared to $3,775,000 for the year ended December 31, 2000. The increase in the loss was primarily the result of lower revenues of $1,355,000, the loss on the sale of the Stellar business and reduced investment income, partially offset by reduced research and development and selling, general and administrative expenses.

           Sales during 2001 of $860,000 represented a decreased of $769,000 from 2000. The decrease was primarily due to the sale of Stellar on June 29, 2001. Sales of Stellar included in the Company's results were $816,000 in 2001 compared to $1,579,000 in 2000. Royalties and license fees decreased $465,000 due primarily to the absence in the 2001 period of a $500,000 license fee that the Company received in the 2000 period. Collaborative agreements revenue decreased by $121,000 due to a decrease in research contracts.

           Cost of sales decreased $303,000 during 2001 from 2000 resulting primarily from the decreased sales. Cost of sales as a percentage of sales decreased from 38% during 2000 compared to 37% during 2001.

           Research and development expenses decreased $339,000 from $1,326,000 in 2000 to $987,000 in 2001 as the Company reduced personnel costs, costs associated with TpP development program and consultant costs offset, in part, by an increase in costs to expand its neurobiology research program.

           Selling, general and administrative expenses decreased $666,000 from $4,241,000 in 2000 to $3,575,000 in 2001 as a result of the inclusion of these costs of Stellar for six months in 2001 compared to twelve months in 2000, reduced personnel costs, a decrease in investor relations costs and reduced amortization of warrant values, partially offset by an increase in professional service costs associated with the sale of the Stellar business and financing activities.

           Interest expense increased by $8,000 from $19,000 in 2000 to $27,000 in 2001, resulting primarily from higher average balances of notes payable and capital lease obligations outstanding during the course of 2001.

           Investment income decreased $116,000, from $140,000 in 2000 to $24,000 in 2001, as a result of lower average cash balances.

           Loss on sale of business of $288,000 relates to the sale of the Stellar business as described in Note 5 of the Consolidated Financial Statements.

           Equity in loss of joint venture of $62,000 relates to the preparation and market launch of the Traditional Chinese Medicine product line of American Healing Technologies, Inc., a joint venture in which the Company had a 50% interest. See Note 10 of the Notes to Consolidated Financial Statements. In February 2002, the Company converted its 50% ownership interest into a convertible note. Therefore ABS will not record any equity in the earnings of AHT subsequent to February 2002.

           The non-cash preferred stock dividend of $891,000 in fiscal 2001 (which increased the loss attributable to common stockholders, but not the Company's net loss) relates to the fair value of warrants issued in connection with the August 2001 private placement to BVF discussed above, determined by using an option-pricing model. See Note 9 of the Notes to Consolidated Financial Statements for a more detailed description of this transaction.

Comparison of Years Ended December 31, 2000 and 1999

           ABS' net loss for the year ended December 31, 2000 was $3,775,000 compared to $5,351,000 for the year ended December 31, 1999. The decrease in the loss was primarily the result of the license fee of $500,000 received under the Abbott license agreement, increased product sales by Stellar, reduced research and development and selling, general and administrative expenses and increased investment income.

           Sales during 2000 of $1,629,000 increased $268,000, or 20%, over 1999. Sales of Stellar products increased 20% and sales of TpP remained flat. Royalties and license fees increased $502,000 due primarily to the license fee received in connection with the Abbott agreement. Collaborative agreement revenues increased by $75,000 due to an increase in research contracts.

           Cost of sales increased $19,000 during 2000 over 1999 resulting from the increase in sales. Cost of sales as a percentage of sales decreased from 44% in 1999 to 38% in 2000. The decrease was due to increased volume and manufacturing efficiencies at the Stellar facility on both Stellar products and in-house production of TpP kits.

           Research and development expenses decreased $399,000 from $1,725,000 in 1999 to $1,326,000 in 2000 primarily from the full year of the cost saving program implemented during 1999, as well as cost savings from the consolidation of operations at Stellar.

           Selling, general and administrative expenses decreased $247,000 from $4,488,000 in 1999 to $4,241,000 in 2000 as a result of reduced personnel costs and other general costs associated with the cost saving program implemented during 1999 that continued throughout fiscal 2000 and a decrease in travel and meeting costs offset, in part, by increased professional service costs relating to the Abbott license agreement and other contracts.

           Interest expense increased by $3,000 from $16,000 in 1999 to $19,000 in 2000, resulting primarily from the loans payable to the Company's Chairman.

           Investment income increased $111,000, from $29,000 in fiscal year 1999 to $140,000 in fiscal year 2000, as a result of higher average cash balances.

           The preferred stock dividend of $2,450,000 relates to the fair value of the warrants issued in connection with a private placement with BVF and Mr. Roach, determined by using an option-pricing model. See Note 9 of the Notes to Consolidated Financial Statements for a more detailed description of this transaction.

Critical Accounting Policies And Judgmental Matters

      Accounting policies whose application may have a significant effect on the reported results of operations and financial position of ABS, and that can require judgments by management that can affect their application, include SFAS No. 5 - Accounting for Contingencies, and SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 5 requires management judgments regarding the probability and estimated amount of possible future contingent liabilities, including legal matters (see
Note 13 - Commitments and Contingent Liabilities). SFAS No. 121 requires judgments regarding future operating or disposition plans for marginally performing assets and estimates of expected realizable values for capitalized patent costs. The application of both of these policies can affect the amount and timing of charges to operating results.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

      The Company's available cash is invested in highly liquid investments (primarily United States Treasury Bills) which have a maturity, at the time of purchase, of less than three months. ABS does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations. ABS does not have exposure to market risks associated with changes in interest rates because it has no variable interest rate debt outstanding. ABS does not believe it has any other material exposure to market risks associated with changes in interest rates, commodity prices or foreign currencies.

Item 8.         Financial Statements and Supplementary Data.

      The response to this item is submitted in a separate section of this report, starting on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

      The directors and executive officers of the Company are:

      Name                Position

      Alfred J. Roach     Chairman of the Board,  Chief Executive  Officer and
                          Director
      Josef C. Schoell    President,    Chief   Operating    Officer,    Chief
                          Financial Officer and Director
      James H. McLinden   Senior Vice President and Chief Scientific Officer
      Timothy J. Roach    Treasurer, Secretary and Director
      Ellena M. Byrne     Director
      Joseph M. Danis     Director
      Joseph C. Hogan     Director

      Alfred J. Roach, 86, has been Chairman of the Board of Directors of the Company since its organization in September 1983. From September 1983 until November 1998 and since January 2001 Mr. Roach has also served as the Company's Chief Executive Officer. Mr. Roach has served as Chairman of the Board and/or President of TII Industries, Inc. ("TII"), a corporation engaged in manufacturing and marketing telecommunications products, and its predecessor since its founding in 1964. Mr. Roach devotes a majority of his time to the business of the Company.

      Josef C. Schoell, 51, has been President and Chief Operating Officer and a member of the Board of Directors of the Company since January 2001. He has also served as the Company's Chief Financial Officer since July 1995. From July 1995 until January 2001 he served as Vice President-Finance of the Company. Mr. Schoell joined the Company in 1992 as Controller. From 1988 until joining ABS, Mr. Schoell was an independent consultant providing financial accounting and computer services. From 1978 until 1988, Mr. Schoell served in various financial and accounting positions with JP Stevens. Mr. Schoell is a graduate of New York University Stern School of Business, is a Certified Public Accountant in New York State and a member of the New York State Society of Certified Public Accountants, American Institute of Certified Public Accountants and Financial Executives International.

      James H. McLinden, Ph.D., 52, has been Senior Vice President and Chief Scientific Officer of the Company since January 2001. From November 1991 until January 2001, he served as Vice President, Molecular Biology of the Company and, from January 1987 to November 1991, as Director of Molecular Biology of the Company.

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

      Ellena M. Byrne, 51, has been a Director of the Company since March 1995 and was Executive Vice President from March 1995 through September 2001. From January 1986 until December 1991, Ms. Byrne served as Vice President-Administration of the Company and, from December 1991 until March 1995, Ms. Byrne served in various capacities with the Company, including Director of Operations for Europe and Asia.

      Joseph M. Danis, 56, has been a Director of, and a business development consultant to, the Company since January 2001. Mr. Danis has been President of Danis Associates since April 1996, a consulting firm he founded that focuses on technology transfers, structuring ventures and all phases of due diligence for pharmaceutical and biotechnology companies. From January 1996 to March 1996, Mr. Danis served as Executive Director of Cultor Food Science, Inc. From 1986 to

January 1996, he served in various capacities with Pfizer, Inc., including Director of Technical Service and Licensing and Director, Acquisitions and Licensing.

      Joseph C. Hogan, Ph.D., 79, has been a Director of the Company since December 1983. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 until 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was Director of Engineering Research and Resource Development at Georgia Institute of Technology ("Georgia Tech"). Dr. Hogan is a director of TII.

      Directors serve until the next Annual Meeting of the Stockholders of the Company following their election and until their respective successors are elected and qualified.

      Each executive officer is scheduled to hold office until the Annual Meeting of Directors which is scheduled to be held after each Annual Meeting of Stockholders. Any executive officer may be removed by the Board of Directors at any time either with or without cause.

      There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was elected as such. Ms. Byrne was party to a consultant agreement with the Company, which was terminated subsequent to year end, effective January 31, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of copies of the reports furnished to the Company, or written representation that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's year ended December 31, 2001 were timely filed.

Item 11.   Executive Compensation

Summary Compensation Table

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company during 2001, 2000 and 1999 of the Company's chief executive officer and the only other executive officer of the Company whose annual cash compensation for 2001 exceeded $100,000:

                                                Annual Compensation           Long-Term
                                            ---------------------------     Compensation       All Other
 Name and Principal Position      Year      Salary ($)      Bonus ($)          Options        Compensation
------------------------------    ------    ------------    -----------    --------------   ---------------
Alfred J. Roach,
   Chairman of the Board (1)      2001      250,000            ----            1,075,000         ----
                                  2000      250,000            ----              100,000         ----
                                  1999      250,000 (3)        ----              300,000         ----

Josef C. Schoell, President,      2001      194,000            ----              500,000         ----
  Chief Operating Officer         2000      120,000            ----               50,000         ----
  and   Chief Financial           1999      120,000 (4)        ----              200,000         ----
  Officer (2)

--------------------------
   (1)  Mr.  Roach has also served as the  Company's  Chief  Executive
        Officer in 2001.
   (2) Mr. Schoell was appointed President and Chief Operating Officer of the Company in January 2001. Prior thereto, he served as Vice
        President-Finance and Chief Financial Officer.
   (3) Includes $115,000 that was deferred during 1999 at the election of Mr. Roach.
   (4) Includes $10,000 that was deferred during 1999 at the election of Mr. Schoell.

Options Granted in Last Fiscal Year

      The following table contains information concerning options to purchase shares of the Company's capital stock granted by the Company during the year ended December 31, 2001 to the executive officers named in the Summary Compensation Table. No stock appreciation rights have been granted by the Company.

                                                                                     Potential Realizable
                                                                                        Value At Assumed
                                        Percent of                                   Annual Rates of Stock
                       Number of          Total                                      Price Appreciation for
                         Shares          Options                                            Term (5)
                       Underlying      Granted to       Exercise                    ------------------------
                        Options       Employees in       Price       Expiration
       Name             Granted        Fiscal Year     Per Share        Date           5%           10%
-------------------   -------------   --------------   ----------    -----------    ----------   -----------
Alfred J. Roach       350,000 (1)          12%           $ .65 (3)   04/05/2006     $ 62,854      $  138,891
                      725,000 (1)          25%             .70 (4)   05/15/2011      319,164         808,824

Josef C. Schoell      300,000 (2)          10%             .69 (4)   01/11/2011      129,804         328,948
                       50,000 (1)          2%              .59 (4)   04/05/2011       18,552          47,015
                      150,000 (1)          5%              .70 (4)   05/15/2011       66,034         167,343

---------------
(1) Exercisable as to 50% of the number of shares of Class A Common Stock underlying the option during each six months commencing six months after the date of grant, on a cumulative basis.
(2) Exercisable as to 25% of the number shares of Class A Common Stock underlying the option during each six months commencing six months after the date of grant, on a cumulative basis.
(3) The exercise price of the options granted was 110% of the market value of the Class A Common Stock on the date of grant.
(4) The exercise price of the options granted was 100% of the market value of the Class A Common Stock on the date of grant
(5) These are hypothetical values using assumed 5% and 10% compound growth rates prescribed by Securities and Exchange Commission rules and are not intended to forecast possible future appreciation, if any, in the market price of the Company's Class A Common Stock.

Option Exercises In Last Fiscal Year And Year-End Values

      No options to purchase shares of the Company's capital stock were exercised during 2001 by the executive officers named in the Summary Compensation Table. The following table contains information concerning the number of shares of Class A Common Stock underlying unexercised options held at December 31, 2001 by the executive officers named in the Summary Compensation Table.

                         Number of Shares        Value of Unexercised
                      Underlying Unexercised         In-the-Money
                        Options at Fiscal          Options at Fiscal
                           Year-End (#)              Year-End ($)
                          (Exercisable /            (Exercisable /
        Name              Unexercisable)          Unexercisable) (1)
--------------------- -----------------------  --------------------------

Alfred J. Roach        1,262,500 / 612,500           $7,500 / $ -

Josef C. Schoell        492,500 / 287,500            $3,500 / $ -
---------------
    (1) Represents the closing price of the Company's Class A Common Stock on the Nasdaq SmallCap Market on November 23, 2001 ($.35), the last full day of trading in the Company's Class A Common Stock in 2001, less the exercise price of each option.

Employment Agreements

      The Company does not have any employment agreements.

Remuneration of Directors

      Each non-employee director receives a fee of $1,000 for each meeting of the Board of Directors attended by that director in person and not telephonically. Each director serving on the Audit Committee receives a fee of $600 for each meeting of the committee attended by that director in person and not telephonically. All directors are reimbursed for travel expenses incurred in attending Board and committee meetings.

         The Company's 1993 Non-Employee Director Stock Option Plan, as amended March 21, 2001 (which amendment was approved by stockholders at the Company's 2001 Annual Meeting of Stockholders), provides for the automatic grant of an option to purchase 25,000 shares of the Company's Class A Common Stock to each non-employee director holding office immediately after each annual meeting of stockholders. The exercise price for each option is equal to the fair market value of the Company's Class A Common Stock on the date of grant. All options have a term of ten years and are immediately exercisable.

      Danis Associates, of which Joseph M. Danis is President and principal, rendered consulting services during 2001 in connection with the licensing of a product, for which it received fees of $56,000.

      In October 2001, Ellena M. Byrne became a consultant to, instead of an employee of, the Company. Consulting fees paid to Ms. Byrne in 2001 were $9,000. The consultant agreement was terminated effective January 31, 2002.

Item 12.   Security Holdings of Certain Stockholders and Management

      The following table sets forth information at March 8, 2002 with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock, (ii) each director of the Company, (iii) each current executive officer named in the Summary Compensation Table in Item 11 of this Report and (iv) all executive officers and directors of the Company as a group. Each share of Class A Common Stock is entitled to one vote per share while each share of Class B Common Stock is entitled to ten votes per share. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.



                                          Class A Common Stock (1)           Class B Common Stock
                                      ---------------------------------   ----------------------------
                                                              Percent        No. of         Percent
Beneficial Owners                       No. of Shares        of Class        Shares         of Class
-----------------------------------   -------------------    ----------   -------------    -----------
Directors and Officers:
  Alfred J. Roach                        10,934,750 (2)          22.6%       3,000,000           100%
  Josef C. Schoell                          628,000 (3)(4)        1.5%             ---              0
  Timothy J. Roach                          925,000 (3)           2.2%             ---              0
  Ellena M. Byrne                           319,250 (3)(5)           *             ---              0
  Joseph M. Danis                            38,750 (3)              *             ---              0
  Joseph C. Hogan                            95,000 (3)              *             ---              0

 All executive officers and             13,315,750 (6)          26.3%       3,000,000           100%
 directors as a group (7 persons,
 including the foregoing)

Other 5% Owners:

  BVF Partners, L.P.                     18,166,000 (7)          30.2%             ---              0
  Abbott Laboratories                     2,782,931 (8)           6.6%             ---              0

---------------
(1) Asterisk indicates less than one percent. Shares of Class A Common Stock subject to issuance upon conversion of Class B Common Stock or of

        Series A and Series B Preferred Stock into Class A Common Stock and upon exercise of options and warrants that were exercisable on, or become exercisable within 60 days after, March 8, 2002 are considered owned by the holder thereof and outstanding for purposes of computing the percentage of outstanding Class A Common Stock that would be owned by such person, but (except for the computation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for purposes of computing the percentage of outstanding Class A Commons Stock owned by any other person.
(2) The address of Mr. Roach is c/o American Biogenetic Sciences, Inc., 1375 Akron Street, Copiague, NY 11726. Beneficial ownership of Class A Common Stock includes 3,000,000 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock on a share for share basis, 1,000,000 shares of Class A Common Stock issuable upon conversion of 1,000 shares of Series A Preferred Stock, 1,000,000 shares of Class A Common Stock subject to outstanding warrants and 1,512,500 shares of Class A Common Stock subject to outstanding options.
(3) Includes shares of Class A Common Stock subject to options as follows: for Josef C. Schoell, 555,000; for Timothy J. Roach, 915,000; for Ellena Byrne, 210,000; for Joseph M. Danis, 38,750; and for Joseph
        C. Hogan, 75,000.
(4) Includes 200 shares owned by his wife and 2,000 shares owned by his daughters. The inclusion of these amounts should not be construed as an admission that Mr. Schoell is the beneficial owner of these shares.
(5) Includes 7,500 shares owned, and 21,250 shares subject to options held, by her husband. The inclusion of these amounts should not be construed as an admission that Ms. Byrne is the beneficial owner of these shares.
(6) Includes 3,000,000 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock, 1,000,000 shares of Class A Common Stock issuable upon conversion of 1,000 shares of Series A Preferred Stock, 1,000,000 shares of Class A Common Stock subject to outstanding warrants, and 3,687,500 shares of Class A Common Stock subject to outstanding options.
(7) Beneficial ownership of Class A Common Stock consists of 8,833,000 shares issuable upon conversion of 8,833 shares of Series A and B Convertible Preferred Stock and 9,333,000 shares of Class A Common Stock subject to outstanding warrants. These securities are held by certain investment partnerships for which BVF Partners, L.P. serves as the general partner and BVF, Inc. (of which Mark Lampert is sole owner) acts as investment adviser, sharing the power to vote and dispose the shares with such investment partnerships. The address of BVF Partners, L.P. is 227 West Monroe Street, Suite 4800, Chicago, IL 60606.
(8) The address of Abbott Laboratories is 100 Abbott Park Road, Abbott Park, IL 60064.


Item 13.   Certain Relationships and Related Transactions

      None

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

Report of Independent Public Accountants                 F-2

Consolidated Balance Sheets                              F-3

Consolidated Statements of Operations                    F-4

Consolidated Statements of Cash Flows                    F-5

Consolidated Statements of Stockholders' Equity          F-6 - F-9

Notes to Consolidated Financial Statements               F-10 - F-26

Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

      (b)  Exhibits

Exhibit   Description
No.
---------------------------------------------------------------------------

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

4.4(b) Registration Agreement, dated as of March 3, 2000, among ABS and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Investment 10 L.L.C. and Alfred J. Roach.
           Incorporated herein by reference to Exhibit 4.4(b) to ABS' Form 10-K for the fiscal year ended December 31, 1999, File No. 0-19041.

4.4(c) Form of Warrant issued to Redington, Inc. (one of three Warrants substantially identical except for the date and price information. Incorporated herein by reference to Exhibit 4 to ABS' Registration Statement on Form S-3, file number 333-36116, filed with the Commission on May 2, 2000.

4.5(a) Securities Purchase Agreement, dated as of August 23, 2001, by and among ABS, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. Investment 10, L.L.C. and BVF Investments, L.L.C. Incorporated herein by reference to Exhibit 4.1 to ABS' Current Report on Form 8-K filed on September 18, 2001, File No. 0-19041.

4.5(b) Registration Rights Agreement, dated as of August 28, 2001, by and among ABS, Alfred J. Roach, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. Investment 10, L.L.C. and BVF Investments, L.L.C. Incorporated herein by reference to Exhibit 4.3 to ABS' Current Report on Form 8-K filed on September 18, 2001, File No. 0-19041.

4.5(c) Security Agreement, dated August 28, 2001, by and among ABS, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. Investment 10, L.L.C. and BVF Investments, L.L.C. Incorporated herein by reference to Exhibit 4.7 to ABS' Current Report on Form 8-K filed on September 18, 2001, File No. 0-19041.

10.1+ Memorandum of Understanding dated January 4, 2001 terminating Employment Agreement between ABS and Mr. John S. North. Incorporated herein by reference to Exhibit 10.1(c) to ABS' Form 10-K for the fiscal year ended December 31, 2000, File No. 0-19041.

10.2(a)+ ABS' Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 28.1 to ABS' Registration Statement on Form S-8, File No. 33-51240.

10.2(b)+*  ABS' 1993 Non-Employee Director Stock Option Plan as amended.

10.2(c)+ ABS' 1996 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.2(c) to Form 10-K for the fiscal year ended December 31, 1999, File No. 0-19041.

10.2(d)+ ABS' 2000 Stock Option Plan. Incorporated herein by reference to Exhibit 99.01 to ABS' Registration Statement on Form S-8, File No. 33-45644.

10.3 Exclusive License Agreement dated January 24, 1992 between ABS and Yamanouchi Pharmaceutical Co., Ltd. Incorporated herein by reference to Exhibit 10.29 to ABS' Current Report on Form 8-K dated on January 24, 1992, File No. 0- 19041.

10.4 Exclusive License Agreement, dated as of January 27, 2000, between ABS and Abbott Laboratories. Incorporated herein by reference to
           Exhibit 10.1 to ABS' Current Report on Form 8-K dated January 27, 2000 (date of earliest event reported), File No. 0-19041.

10.5 Asset Purchase Agreement, dated June 29, 2001, by and among Stellar Bio Systems, Inc., ABS, PanBio InDx Inc., and PanBio Limited. Incorporated herein by reference to Exhibit 2.1 to ABS' Current Report on Form 8-K filed on July 13, 2001, File No. 0-19041.

10.6 Exclusive Distributor Agreement effective as of November 30, 2001 between ABS and the All - Russian Research Institute of Veterinary Virology and Microbiology. Incorporated herein by reference to
           Exhibit 10.1 to ABS' Current Report on Form 8-K filed on January 9, 2002, File No. 0-19041.

10.7 Protocol of Mutual Understanding and Support dated December 13, 2001 between the Ministry of Health of the Russian Federation (the Department) and ABS. Incorporated herein by reference to Exhibit 10.2 to ABS' Current Report on Form 8-K filed on January 9, 2002, File No. 0-19041.

10.8 Protocol of Mutual Understanding and Support dated December 13, 2001 between the Ministry of Health of the Russian Federation and ABS. Incorporated herein by reference to Exhibit 10.3 to ABS' Current Report on Form 8-K filed on January 9, 2002, File No. 0-19041.

10.9(a) Agreement on Joint Actions, dated January 14, 2002, between ABS and the Association. Incorporated herein by reference to Exhibit 10.1 to ABS' Current Report on Form 8-K filed on January 23, 2002, File No. 0-19041.

10.9(b)* Amendment No. 1 dated March 11, 2002 to the Agreement on Joint Actions dated January 14, 2002, between ABS and the Association

10.10 Exclusive Distributor Agreement, dated January 15, 2002, between ABS and the Manufacturer. Incorporated herein by reference to Exhibit
           10.2 to ABS' Current Report on Form 8-K filed on January 23, 2002, File No. 0-19041.

21*        List of Subsidiaries.

23*        Consent of Independent Public Accountants.

99* Letter dated March 26, 2002 from the Company to the Securities and Exchange Commission regarding the audit of the Company's financial statements as at and for the year ended December 31, 2001 by Arthur Andersen LLP

* Filed herewith. All other exhibits are incorporated by reference to the document following the description thereof.
+ Management contract or compensatory plan.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 26, 2002            AMERICAN BIOGENETIC SCIENCES, INC.
---------------------
          (Date)                       (Registrant)

                          By:  /s/ Josef C. Schoell
                               ------------------------------------
                               Josef C. Schoell
                               President, Chief Operating Officer,
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     March 26, 2002         /s/ Alfred J. Roach
---------------------       ------------------------------------
         (Date)             Alfred J. Roach, Chairman of the
                            Board of  Directors  and Chief  Executive
                            Officer

     March 26, 2002         /s/ Josef C. Schoell
---------------------       ------------------------------------
         (Date)             Josef  C. Schoell, President,  Chief
                            Operating Officer,
                            Chief Financial Officer and Director

     March 26, 2002         /s/ Timothy J. Roach
---------------------       ------------------------------------
         (Date)             Timothy J. Roach, Secretary,
                            Treasurer and Director

     March 26, 2002         /s/ Ellena M. Byrne
---------------------       ------------------------------------
         (Date)             Ellena M. Byrne, Director


     March 26, 2002         /s/ Joseph C. Hogan
---------------------       ------------------------------------
         (Date)             Joseph C. Hogan, Director


     March 26, 2002         /s/ Joseph M. Danis
---------------------       ------------------------------------
         (Date)             Joseph M. Danis, Director

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

Report of Independent Public Accountants            F-2

Consolidated Balance Sheets                         F-3

Consolidated Statements of Operations               F-4

Consolidated Statements of Cash Flows               F-5

Consolidated Statements of Stockholders' Equity     F-6 - F-9

Notes to Consolidated Financial Statements          F-10 - F-26



      Information required by schedules called for under Regulation S-X is either not applicable or the information required therein is included in the consolidated financial statements or notes thereto.

              Report of Independent Public Accountants


To American Biogenetic Sciences, Inc.:

      We have audited the accompanying consolidated balance sheets of American Biogenetic Sciences, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (September 1, 1983) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses since inception and anticipates that it will continue to incur significant losses in the foreseeable future. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Arthur Andersen LLP


Melville, New York
February 22, 2002

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                              2001             2000
                                                                          -------------    --------------
                                 Assets
Current Assets:
 Cash and cash equivalents                                                $    672,000     $   1,194,000
 Accounts receivable                                                            25,000           146,000
 Inventories                                                                   330,000           531,000
 Other current assets                                                           12,000            74,000
                                                                          -------------    --------------
   Total current assets                                                      1,039,000         1,945,000
                                                                          -------------    --------------
Fixed assets, net                                                               95,000           477,000
Patent costs, net of accumulated amortization of $750,000 and
  $633,000, respectively                                                     1,975,000         1,967,000
Intangible assets, net                                                               -           599,000
Other assets                                                                    82,000            98,000
                                                                          -------------    --------------
                                                                          $  3,191,000     $   5,086,000
                                                                          =============    ==============
                  Liabilities And Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                                   $    639,000     $     368,000
  Current portion of capital lease obligation                                   16,000            16,000
  Current portion of notes payable                                                   -           184,000
                                                                          -------------    --------------
    Total current liabilities                                                  655,000           568,000
                                                                          -------------    --------------
 Long Term Liabilities:
  Notes payable, less current portion                                                -             7,000
  Capital lease obligation, less current portion                                57,000            71,000
                                                                          -------------    --------------
    Total liabilities                                                          712,000           646,000
                                                                          -------------    --------------

 Commitments (Notes 1, 9, 12 and 13)

 Stockholders' Equity:
  Series A & B convertible preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 10,333 and 7,000 shares issued and
   outstanding, respectively (liquidation preference of $5,500,000)                  -                 -
  Class A common stock, par value $.001 per share; 150,000,000 shares authorized; 41,425,909 and 41,027,255 shares issued and outstanding,
   respectively                                                                 41,000            41,000
  Class B common stock, par value $.001 per share; 3,000,000 shares
   authorized; 3,000,000 shares issued and outstanding                           3,000             3,000
  Additional paid-in capital                                                76,224,000        72,935,000
  Deficit accumulated during the development stage                         (73,720,000)      (68,539,000)
  Deferred stock compensation                                                  (69,000)                -
                                                                          -------------    --------------
    Total stockholders' equity                                               2,479,000         4,440,000
                                                                          -------------    --------------
                                                                          $  3,191,000     $   5,086,000
                                                                          =============    ==============

  The accompanying notes are an integral part of these consolidated balance sheets.

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                         For the Period From
                                                                                                              Inception
                                                              Year Ended December 31,                    (September 1, 1983)
                                                 ----------------------------------------------------     Through December
                                                     2001               2000               1999              31, 2001
                                                 ---------------    --------------    ---------------   -------------------
    Revenues:
    Sales                                        $      860,000      $  1,629,000      $   1,361,000     $     5,197,000
    Royalties / license fees                             37,000           502,000                  -           1,539,000
    Collaborative agreements                             36,000           157,000             82,000             577,000
                                                 ---------------     -------------     --------------    ----------------
                                                        933,000         2,288,000          1,443,000           7,313,000
   Costs and Expenses:
      Cost of sales                                     314,000           617,000            598,000           2,026,000
      Research and development                          987,000         1,326,000          1,725,000          32,844,000
      Selling, general and administrative             3,575,000         4,241,000          4,488,000          41,397,000
      Facility consolidation cost                             -                 -                  -             252,000
                                                 ---------------     -------------     --------------    ----------------
   Loss from operations                              (3,943,000)       (3,896,000)        (5,368,000)        (69,206,000)
                                                 ---------------     -------------     --------------    ----------------

   Other Income (Expense):
      Interest expense                                  (27,000)          (19,000)           (16,000)         (4,418,000)
      Net gain on sale of fixed assets                    6,000                 -              4,000              17,000
      Net loss on sale of business                     (288,000)                -                  -            (288,000)
      Investment income, net                             24,000           140,000             29,000           4,718,000
      Equity in loss of joint venture                   (62,000)                -                  -             (62,000)
                                                 ---------------     -------------     --------------    ----------------
   Loss before extraordinary charge                  (4,290,000)       (3,775,000)        (5,351,000)        (69,239,000)

   Extraordinary charge for early retirement                  -                 -                  -          (1,140,000)
      of debentures, net
                                                 ---------------     -------------     --------------    ----------------
   Net loss                                      $   (4,290,000)    $  (3,775,000)     $  (5,351,000)    $   (70,379,000)

   Non-cash preferred stock dividend                   (891,000)       (2,450,000)                 -          (3,341,000)
                                                 ---------------     -------------     --------------    ----------------
   Net loss attributable to common               $   (5,181,000)    $  (6,225,000)     $  (5,351,000)    $   (73,720,000)
   stockholders
                                                 ===============     =============     ==============    ================

   Per Share Information (Note 2):
   Basic and Diluted net loss per share          $        (.12)      $     (.14)       $       (.14)
                                                 ===============     =============     ==============

   Common shares used in computing per share
    amounts:
      Basic and Diluted                              44,286,000        43,475,000         39,266,000
                                                 ===============     =============     ==============

The accompanying notes are an integral part of these consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                  For the Period
                                                                                                                  From Inception
                                                                        Year Ended December 31,                   (September 1,
                                                             ------------------------------------------------     1983) Through
                                                                2001              2000              1999         December 31, 2001
                                                             -------------   ----------------   -------------    -----------------
Cash Flows From Operating Activities:
Net loss                                                     $ (4,290,000)   $    (3,775,000)   $ (5,351,000)    $  (70,379,000)
Adjustments to reconcile net (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                  310,000            328,000         318,000          3,678,000
   Net gain on sale of fixed assets                                (6,000)                 -          (4,000)           (17,000)
   Net loss on sale of business                                   288,000                  -               -            288,000
   Net (gain) on sale of marketable securities                          -                  -               -           (217,000)
   Other noncash expenses accrued primarily for stocks,
     options and warrants                                         111,000            325,000         502,000           2,980,000
   Amortization of debt discount included in interest
     expense                                                            -                  -               -          2,160,000
   Extraordinary loss on repurchase of debt                             -                  -               -          1,140,000
   Write-off of patent costs                                       99,000                  -               -            192,000
   Equity in loss of joint venture                                 62,000                  -               -             62,000
Changes  in  operating  assets  and  liabilities,
     net of effect of sale of business:
   (Increase) decrease in accounts receivable                    (112,000)            65,000         (34,000)          (150,000)
   (Increase) decrease in inventories                             (73,000)           (20,000)         34,000           (446,000)
   (Increase) decrease in other current assets                     62,000              2,000         (36,000)           (12,000)
   (Increase) decrease in other assets                             16,000            (22,000)          7,000             74,000
   Increase (decrease) in accounts payable and accrued
     expenses                                                     219,000         (1,064,000)        840,000            971,000
   Increase in interest payable to stockholder                          -              8,000               -            120,000
                                                             -------------   ----------------   -------------    -----------------
          Net cash used in operating activities                (3,314,000)        (4,153,000)     (3,724,000)       (59,556,000)
                                                             -------------   ----------------   -------------    -----------------
Cash Flows From Investing Activities:
  Capital expenditures                                             (7,000)           (32,000)        (13,000)        (2,095,000)
  Proceeds from sale of fixed assets                                6,000                  -           4,000             28,000
  Payments for patent costs and other assets                     (303,000)          (203,000)       (539,000)        (2,973,000)
  Proceeds from sale of business                                1,232,000                  -               -          1,232,000
  Business acquisition, net of stock issued and cash
    acquired                                                            -                  -               -           (119,000)
  Proceeds from maturity and sale of marketable securities              -                  -               -         67,549,000
  Purchases of marketable securities                                    -                  -               -        (67,332,000)
                                                             -------------   ----------------   -------------    -----------------
          Net cash provided by (used in) investing
            activities                                            928,000           (235,000)       (548,000)        (3,710,000)
                                                             -------------   ----------------   -------------    -----------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                          -                  -               -         (2,246,000)
  Proceeds from issuance of common stock, net                      19,000          2,735,000         660,000         42,898,000
  Proceeds from issuance of Series A convertible
     preferred stock                                                    -          3,000,000               -          3,000,000
  Proceeds from issuance of Series B convertible
     preferred stock                                            2,050,000                  -               -          2,050,000
  Proceeds from issuance of 5% convertible debentures, net              -                  -               -          3,727,000
  Proceeds from issuance of 7% convertible debentures, net              -                  -               -          8,565,000
  Proceeds from issuance of 8% convertible debentures, net              -                  -               -          7,790,000
  Principal payments under capital lease obligation and
     notes payable                                               (205,000)           (36,000)        (44,000)          (355,000)
  Redemption of 8% convertible debentures                               -                  -               -           (500,000)
  Repurchase of 5% convertible debentures                               -                  -               -         (3,852,000)
  Capital contributions from chairman                                   -                  -               -          1,000,000
  Increase in loans payable to stockholder / affiliates           130,000             81,000         702,000          3,582,000
  Repayment of loans payable to stockholder / affiliates
   (remainder contributed to capital by the stockholder)         (130,000)          (291,000)              -         (1,721,000)
                                                             -------------   ----------------   -------------    -----------------
          Net cash provided by (used in) financing\
             activities                                         1,864,000          5,489,000       1,318,000         63,938,000
                                                             -------------   ----------------   -------------    -----------------

Net Increase (Decrease) in Cash and Cash Equivalents             (522,000)         1,101,000      (2,954,000)           672,000

Cash and Cash Equivalents at Beginning of Period                1,194,000             93,000       3,047,000                  -
                                                             -------------   ----------------   -------------    -----------------
Cash and Cash Equivalents at End of Period                   $    672,000    $     1,194,000    $     93,000     $      672,000
                                                             -------------   ----------------   -------------    -----------------

Supplemental Disclosure of Non-cash Activities:
  Capital expenditure made under capital lease obligation               -    $        87,000               -     $      107,000
                                                             -------------   ----------------   -------------    -----------------
  Convertible debentures converted into 0, 0,  0 and
     10,470,583 shares of Common Stock, respectively                    -                  -               -     $   14,658,000
                                                             -------------   ----------------   -------------    -----------------
  Fair value of warrants or stock options issued             $  1,014,000    $     2,792,000               -     $    4,394,000
                                                             -------------   ----------------   -------------    -----------------
  Conversion of stockholder loan to preferred stock or
     paid-in capital                                                    -    $       500,000               -     $    1,981,000
                                                             -------------   ----------------   -------------    -----------------

The accompanying notes are an integral part of these consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Per               Class A                          Class B
                                                          Share           Common Stock                      Common Stock
                                                          Amount     Shares           Dollars         Shares           Dollars
                                                         --------  -------------  --------------  --------------  ---------------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)              $                        $          -                -   $            -

  Sale of common stock to Chairman for cash                .33          78,000               -                -                -
  Net (loss) for the period                                                -                 -                -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1983                                              78,000               -                -                -
                                                                   -------------  --------------  --------------  ---------------
  Sale of common stock to Chairman for cash                .33         193,500               -                -                -
  Net (loss) for the period                                                  -               -                -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1984                                             271,500               -                -                -
                                                                   -------------  --------------  --------------  ---------------
  Sale of common stock to Chairman for cash                .33         276,700            1,000               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1985                                             548,200            1,000               -                -
                                                                   --------------------------------------------------------------
  Sale of common stock to Chairman for cash                .33         404,820                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1986                                             953,020            1,000               -                -
                                                                   -------------  --------------  --------------  ---------------
  Sale of common stock to Chairman for cash                .33          48,048                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1987                                           1,001,068            1,000               -                -
                                                                   -------------  --------------  --------------  ---------------
  Exchange of common stock for Class B stock                        (1,001,068)          (1,000)      1,001,068            1,000
  Sale of Class B stock to Chairman for cash               .33               -                -       1,998,932            2,000
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1988                                                   -                -       3,000,000            3,000
                                                                   -------------  --------------  --------------  ---------------
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1989                                                   -                -       3,000,000            3,000
                                                                   -------------  --------------  --------------  ---------------
  Conversion of loans payable to stockholder into
    additional paid-in capital                                               -                -               -                -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)    2.00       3,450,000            3,000               -                -
  Conversion of Class B stock into
    Class A stock                                                      668,500            1,000        (668,500)          (1,000)
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1990                                           4,118,500           $4,000       2,331,500           $2,000
                                                                   -------------  --------------  --------------  ---------------

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Per               Class A                          Class B
                                                          Share           Common Stock                      Common Stock
                                                          Amount     Shares           Dollars         Shares           Dollars
                                                         --------  -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1990                               $           4,118,500           $4,000       2,331,500           $2,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                      3.00     3,449,955            3,000               -                -
  Exercise of Class B Warrants for cash                     4.50        79,071                -               -                -
  Conversion of Class B stock
    into Class A stock                                                 850,000            1,000        (850,000)          (1,000)
  Exercise of stock options                                 2.00       417,750            1,000               -                -
  Fair value of warrants issued                                              -                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1991                                           8,915,276            9,000       1,481,500            1,000
                                                                   -------------  --------------  --------------  ---------------
  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                      4.50     3,370,884            3,000               -                -
  Conversion of Class B stock
    into Class A stock                                                 106,000                -        (106,000)               -
  Exercise of stock options                                 2.49       348,300            1,000               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1992                                          12,740,460           13,000       1,375,500            1,000
                                                                   -------------  --------------  --------------  ---------------
  Sale of common stock to Medeva PLC.                       7.50       200,000                -               -                -
  Exercise of stock options                                 2.00        32,700                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1993                                          12,973,160           13,000       1,375,500            1,000
                                                                   -------------  --------------  --------------  ---------------
  Exercise of stock options                                 2.16        91,250                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1994                                          13,064,410           13,000       1,375,500            1,000
                                                                   -------------  --------------  --------------  ---------------
  Conversion of 8% convertible debentures into
    Class A Common Stock                                    1.85       354,204                -               -                -
  Exercise of stock options                                 1.82        12,750                -               -                -
Fair value of warrants/options issued                                        -                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1995                                          13,431,364          $13,000       1,375,500           $1,000
                                                                   -------------  --------------  --------------  ---------------

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                           Per               Class A                          Class B
                                                          Share           Common Stock                      Common Stock
                                                          Amount     Shares           Dollars         Shares           Dollars
                                                         --------  -------------  --------------  --------------  ---------------
  BALANCE, DECEMBER 31, 1995                                        13,431,364          $13,000       1,375,500           $1,000
    Conversion of 8% convertible debentures into
      Class A Common Stock                                  2.74     2,269,755           $2,000               -                -
    Exercise of stock options                               2.53       569,875            1,000               -                -
    Fair value of warrants /options issued                                   -                -               -                -
    Discount on 7% convertible debentures                                    -                -               -                -
    Net (loss) for the period                                                -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
  BALANCE, DECEMBER 31, 1996                                        16,270,994           16,000       1,375,500            1,000
                                                                   -------------  --------------  --------------  ---------------
    Conversion of 7% and 8% convertible debentures into
      Class A Common Stock                                  2.93     2,995,006            3,000               -                -
    Sale of Class B Common Stock to Chairman for cash       2.23             -                -        3 50,000            1,000
    Exercise of stock options                               2.00        27,500                -               -                -
    Fair value of warrants issued                                            -                -               -                -
    Class A Common Stock issued                             3.12        48,117                -               -                -
    Net (loss) for the period                                                -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
  BALANCE, DECEMBER 31, 1997                                        19,341,617           19,000       1,725,500            2,000
                                                                   -------------  --------------  --------------  ---------------
    Conversion of 5%, 7% and 8% convertible debentures
      into Class A Common Stock                              .32     4,851,618            5,000               -                -
    Sale of Class B Common Stock to Chairman for cash        .37             -                -       1,274,500            1,000
    Exercise of stock options                               1.75         4,000                -               -                -
    Fair value of warrants issued                                            -                -               -                -
    Class A Common Stock issued                             1.06       163,915                -               -                -
    Class A Common Stock issued for Stellar                 1.76       398,406            1,000               -                -
    Class A Common Stock issued for Private Placement        .25    10,800,000           11,000               -                -
    Discount on 5% convertible debentures                                    -                -               -                -
    Net (loss) for the period                                                -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
  BALANCE, DECEMBER 31, 1998                                        35,559,556           36,000       3,000,000            3,000
                                                                   -------------  --------------  --------------  ---------------
    Sale of Class A Common Stock to Chairman for cash       1.13       440,000                -               -                -
    Exercise of stock options                                .61         5,250                -               -                -
    Fair value of warrants issued                                            -                -               -                -
    Class A Common Stock issued                              .50       913,704            1,000               -                -
    Net (loss) for the period                                                -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
  BALANCE, DECEMBER 31, 1999                                        36,918,510          $37,000       3,000,000           $3,000
                                                                   -------------  --------------  --------------  ---------------

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        Per          Class A                   Class B
                                                       Share        Common Stock             Common Stock
                                                       Amount    Shares      Dollars      Shares        Dollars
                                                      -------  ----------  ------------  -----------  ----------
BALANCE, DECEMBER 31, 1999                            $       36,918,510     $37,000     3,000,000     $3,000

  Sale of Series A Convertible Preferred Stock
    (7,000 shares)                                                     -           -             -          -
  Warrants issued with the Convertible Preferred
    Stock                                                              -           -             -          -
  Non-cash preferred stock dividend                                    -           -             -          -
  Exercise of stock options and warrants                .97    1,278,675       1,000             -          -
  Fair value of warrants issued                                        -           -             -          -
  Class A Common Stock issued                           .55    2,830,070       3,000             -          -
  Net (loss) for the period                                            -           -             -          -
                                                               ----------  ------------  -----------  -----------
BALANCE, DECEMBER 31, 2000                                    41,027,255       41,000     3,000,000      3,000
                                                               ----------  ------------  -----------  -----------
  Sale of Series B Convertible Preferred Stock (3,333
shares)                                                                -           -             -          -
  Warrants issued with the Convertible Preferred
Stock                                                                  -           -             -          -
  Non-cash preferred stock dividend                                    -           -             -          -
  Exercise of stock options and warrants                .25       75,000           -             -          -
  Fair value of stock options issued to consultants                    -           -             -          -
  Amortization of deferred stock compensation                          -           -             -          -
  Class A Common Stock issued                           .64      323,654           -             -          -
  Net (loss) for the period                                            -           -             -          -
                                                               ----------  ------------  -----------  -----------
BALANCE, DECEMBER 31, 2001                                    41,425,909     $41,000     3,000,000     $3,000
                                                               ----------  ------------  -----------  -----------

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                             Deficit
                                                                           Accumulated
                                                              Additional   During the
                                                               Paid-in     Development
                                                               Capital        Stage            Total
                                                            ------------   --------------   -------------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)                 $          -   $           -    $          -

  Sale of common stock to Chairman for cash                       26,000               -          26,000
  Net (loss) for the period                                            -         (25,000)        (25,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1983                                        26,000         (25,000)          1,000
                                                            ------------   --------------   -------------
  Sale of common stock to Chairman for cash                       65,000               -          65,000
  Net (loss) for the period                                            -        (242,000)       (242,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1984                                        91,000        (267,000)       (176,000)
                                                            ------------   --------------   -------------
  Sale of common stock to Chairman for cash                       92,000               -          93,000
  Net (loss) for the period                                            -        (305,000)       (305,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1985                                       183,000        (572,000)       (388,000)
                                                            ------------   --------------   -------------
  Sale of common stock to Chairman for cash                      134,000               -         134,000
 Net (loss) for the period                                             -        (433,000)       (433,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1986                                       317,000      (1,005,000)       (687,000)
                                                            ------------   --------------   -------------
  Sale of common stock to Chairman for cash                       16,000               -          16,000
  Net (loss) for the period                                            -        (730,000)       (730,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1987                                       333,000      (1,735,000)     (1,401,000)
                                                            ------------   --------------   -------------
  Exchange of common stock for Class B stock                           -               -               -
  Sale of Class B stock to Chairman for cash                     664,000               -         666,000
  Net (loss) for the period                                            -      (1,031,000)     (1,031,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1988                                       997,000      (2,766,000)     (1,766,000)
                                                            ------------   --------------   -------------
  Net (loss) for the period                                            -      (1,522,000)     (1,522,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1989                                       997,000      (4,288,000)     (3,288,000)
                                                            ------------   --------------   -------------
  Conversion of loans payable to stockholder into
    additional paid-in capital                                 1,481,000               -       1,481,000
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)         5,699,000               -       5,702,000
  Conversion of Class B stock into
    Class A stock                                                      -               -               -
  Net (loss) for the period                                            -      (2,100,000)     (2,100,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1990                                    $8,177,000     ($6,388,000)     $1,795,000
                                                            ------------   --------------   -------------

(Continued)

The accompanying notes are an integral part of these consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                             Deficit
                                                                           Accumulated
                                                              Additional   During the
                                                               Paid-in     Development
                                                               Capital        Stage            Total
                                                            ------------   --------------   -------------

BALANCE, DECEMBER 31, 1990                                    $8,177,000     ($6,388,000)     $1,795,000

  Exercise of Class A Warrants (net of $203,000
    in underwriting expenses) for cash                        10,143,000               -      10,146,000
  Exercise of Class B Warrants for cash                          356,000               -         356,000
  Conversion of Class B stock
    into Class A stock                                                 -               -               -
  Exercise of stock options                                      835,000               -         836,000
  Fair value of warrants issued                                  900,000               -         900,000
  Net (loss) for the period                                            -      (4,605,000)     (4,605,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1991                                    20,411,000     (10,993,000)      9,428,000
                                                            ------------   --------------   -------------
  Exercise of Class B Warrants (net of $701,000
    in underwriting expenses) for cash                        14,465,000               -      14,468,000
  Conversion of Class B stock
    into Class A stock                                                 -               -               -
  Exercise of stock options                                      865,000               -         866,000
  Net (loss) for the period                                            -      (4,016,000)     (4,016,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1992                                    35,741,000     (15,009,000)     20,746,000
                                                            ------------   --------------   -------------
  Sale of common stock to Medeva PLC.                          1,500,000               -       1,500,000
  Exercise of stock options                                       65,000               -          65,000
  Net (loss) for the period                                            -      (6,521,000)     (6,521,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1993                                    37,306,000     (21,530,000)     15,790,000
                                                            ------------   --------------   -------------
  Exercise of stock options                                      197,000               -         197,000
  Net (loss) for the period                                            -      (7,431,000)     (7,431,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1994                                    37,503,000     (28,961,000)      8,556,000
                                                            ------------   --------------   -------------
  Conversion of 8% convertible debentures into
    Class A Common Stock                                         571,000               -         571,000
  Exercise of stock options                                       23,000               -          23,000
Fair value of warrants/options issued                            602,000               -         602,000
  Net (loss) for the period                                            -      (5,607,000)     (5,607,000)
                                                            ------------   --------------   -------------
BALANCE, DECEMBER 31, 1995                                   $38,699,000    ($34,568,000)     $4,145,000
                                                            ------------   --------------   -------------

(Continued)

The accompanying notes are an integral part of these consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                             Deficit
                                                                           Accumulated
                                                              Additional   During the
                                                               Paid-in     Development
                                                               Capital        Stage            Total
                                                            ------------   --------------   -------------
  BALANCE, DECEMBER 31, 1995                                 $38,699,000    ($34,568,000)     $4,145,000
    Conversion of 8% convertible debentures into
      Class A Common Stock                                     5,483,000               -       5,485,000
    Exercise of stock options                                  1,438,000               -       1,439,000
    Fair value of warrants /options issued                       330,000               -         330,000
    Discount on 7% convertible debentures                      1,843,000               -       1,843,000
    Net (loss) for the period                                          -      (7,700,000)     (7,700,000)
                                                            ------------   --------------   -------------
  BALANCE, DECEMBER 31, 1996                                  47,793,000     (42,268,000)      5,542,000
                                                            ------------   --------------   -------------
    Conversion of 7% and 8% convertible debentures into
      Class A Common Stock                                     7,152,000               -       7,155,000
    Sale of Class B Common Stock to Chairman for cash            778,000               -         779,000
    Exercise of stock options                                     55,000               -          55,000
    Fair value of warrants issued                                149,000               -         149,000
    Class A Common Stock issued                                  150,000               -         150,000
    Net (loss) for the period                                          -      (7,147,000)     (7,147,000)
                                                            ------------   --------------   -------------
  BALANCE, DECEMBER 31, 1997                                  56,077,000     (49,415,000)      6,683,000
                                                            ------------   --------------   -------------
    Conversion of 5%, 7% and 8% convertible debentures
      into Class A Common Stock                                1,442,000               -       1,447,000
    Sale of Class B Common Stock to Chairman for cash            465,000               -         466,000
    Exercise of stock options                                      7,000               -           7,000
    Fair value of warrants issued                                205,000               -         205,000
    Class A Common Stock issued                                  174,000               -         174,000
    Class A Common Stock issued for Stellar                      699,000               -         700,000
    Class A Common Stock issued for Private Placement          2,689,000               -       2,700,000
    Discount on 5% convertible debentures                        762,000               -         762,000
    Net (loss) for the period                                          -      (7,548,000)     (7,548,000)
                                                            ------------   --------------   -------------
  BALANCE, DECEMBER 31, 1998                                  62,520,000     (56,963,000)      5,596,000
                                                            ------------   --------------   -------------
    Sale of Class A Common Stock to Chairman for cash            495,000               -         495,000
    Exercise of stock options                                      3,000               -           3,000
    Fair value of warrants issued                                376,000               -         376,000
    Class A Common Stock issued                                  458,000               -         459,000
    Net (loss) for the period                                          -      (5,351,000)     (5,351,000)
                                                            ------------   --------------   -------------
  BALANCE, DECEMBER 31, 1999                                 $63,852,000    ($62,314,000)    $ 1,578,000
                                                            ------------   --------------   -------------

(Continued)

The accompanying notes are an integral part of these consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Deficit
                                                                     Accumulated
                                                     Additional       During the       Deferred
                                                       Paid-in       Development         Stock
                                                       Capital          Stage         Compensation      Total
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 1999                           $63,852,000     ($62,314,000)         $  -      $ 1,578,000
  Sale of Series A Convertible Preferred Stock                                                -        3,500,000
(7,000 shares)                                         3,500,000                -
  Warrants issued with the Convertible Preferred
Stock                                                  2,450,000                -             -        2,450,000
  Non-cash preferred stock dividend                            -       (2,450,000)            -       (2,450,000)
  Exercise of stock options and warrants               1,234,000                -             -        1,235,000
  Fair value of warrants issued                          342,000                -             -          342,000
  Class A Common Stock issued                          1,557,000                -             -        1,560,000
  Net (loss) for the period                                    -       (3,775,000)            -       (3,775,000)
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 2000                            72,935,000      (68,539,000)            -        4,440,000
                                                    -------------   --------------   -------------   ------------
  Sale of Series B Convertible Preferred Stock                                                -        1,188,000
(3,333 shares)                                         1,188,000                -
  Warrants issued with the Convertible Preferred
Stock                                                    862,000                -             -          862,000
  Non-cash preferred stock dividend                      891,000         (891,000)            -                -
  Exercise of stock options and warrants                  19,000                -             -           19,000
  Fair value of stock options issued to consultants      123,000                -      (123,000)               -
  Amortization of deferred stock compensation                  -                -        54,000           54,000
  Class A Common Stock issued                            206,000                -             -          206,000
  Net (loss) for the period                                    -       (4,290,000)            -       (4,290,000)
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 2001                          $ 76,224,000    $ (73,720,000)      $69,000)      $2,479,000
                                                    -------------   --------------   -------------   ------------

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

      The Company has had limited product sales to date and has had limited revenues from collaborative and licensing agreements (Note 12). Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing research and commercialization activities. The Company expects to incur substantial expenditures in research and product development of its ABS-205 neurobiology compound and MH1 monoclonal antibody and the Food and Drug Administration approval process relating to 510(K) applications for multiple formats of its TpP and other diagnostic tests. Currently product development plans of the Company include entering into additional collaborative, licensing and co-marketing arrangements with pharmaceutical and or biotechnology companies to provide additional funding and clinical expertise to perform tests necessary to obtain regulatory approvals, provide manufacturing expertise and market the Company's products. Without such collaborative, licensing or co-marketing arrangements, additional sources of funding will be required to finance the Company. In addition to the normal risks associated with a business engaged in research and development of new products, there can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain the necessary U.S. regulatory approvals (principally from the FDA), that any approved product will be a commercial success, that adequate product liability insurance can be obtained or that sufficient capital will be available when required to permit the Company to realize its plans. In addition, the Company operates in an environment of rapid changes in technology and in an industry which has many competitors who have far more resources available to them than does the Company. Further, the Company is dependent upon the services of several key employees and advisors.

      As of December 31, 2001, ABS, had working capital of $384,000, compared to $1,377,000 at December 31, 2000. The Company had cash and cash equivalents of $672,000 at December 31, 2001 and $150,000 at March 8, 2002, compared to $1,194,000 at December 31, 2000. In January 2002, the Company implemented a cash conservation program, whereby most employees and all officers deferred a portion of their salaries and certain consultants have deferred their compensation. As a result of the Company's continuing to incur cash expenses in excess of cash receipts, the Company requires the receipt of additional licensing fees or additional financing during the next few months. The uncertainties involved in the receipt of additional licensing fees or receipt of additional financing, many of which are outside the control of the Company raise substantial doubt as to the Company's ability to continue as a going concern. Therefore, the Company's independent public accountants have qualified their audit opinion with regard to the Company's ability to continue as a going concern.

      In order to continue its research and product development in the neurobiology and monoclonal antibody programs and in the development and commercialization of TpP, including FDA approval process relating to additional 510(k) filings, the Company will need to incur substantial expenditures. To address its need for additional working capital, ABS is actively seeking to license certain of its products, particularly its TpP, ABS-103 neurobiology compound and the anthrax and smallpox vaccines. If it is successful in licensing some of its products, the licensees might provide additional funding or perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise which could lead to revenue for the Company. The Company is also continuing its efforts on collaborations and contract services involving its patented Antigen-Free technology. The Company cannot guaranty that it will be successful in generating funding from these sources.

      In addition the Company is seeking financing from institutional investors and/or financing agents. However, in the current economic environment, financing has become more difficult to obtain, and there is no assurance that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all. The Company's failure to raise sufficient additional funds, either through licensing, or co-marketing activities or additional financing, will have a material adverse effect on its financial condition and ability to continue as a going concern.

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

Concentration of Credit Risk

      As of December 31, 2001 and December 31, 2000, the Company had one customer whose balance exceeded 10% of the accounts receivable balance. The one customer accounted for 54% and 50% of the accounts receivable balance, as of December 21, 2001, and December 31, 2000, respectively.

      During fiscal year 2001, one customer accounted for 28% of the Company' sales and a second customer accounted for 22% of the Company's sales. During fiscal year 2000, one customer accounted for 44% of the Company's sales, and a second customer accounted for 17% of the Company's sales. During fiscal year 1999, one customer accounted for 30% of the Company's sales, another customer accounted for 20% and a third customer accounted for 11% of the Company's sales.

Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ABS periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset measured by the future net cash flows (on an undiscounted basis) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the underlying fair value of the assets. ABS has performed a review of its long-lived assets and has recorded a $99,000 write-off of capitalized patent costs as of December 31, 2001. In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the impact of adoption of SFAS No. 144 will not be material.

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

Intangible Assets

      Intangible assets include goodwill and intellectual know-how relating to the acquisition of Stellar. Intangible assets were being amortized over a 10-year period prior to the sale of the Stellar business as described in Note 5.

Fair Value of Financial Instruments

      The Company accounts for the fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying value of all financial instruments reflected in the accompanying balance sheets approximated fair value at December 31, 2001 and December 31, 2000, respectively.

Revenue Recognition

      Revenue on product sales is recognized at the time the products are shipped, the customer accepts delivery and when collectability is reasonably assured. Revenue from royalties and license fees are recognized when earned, provided that no significant performance obligations remain.

Research and Development Income and Expenses

      Revenues from collaborative agreements are recognized as the Company performs research activities under the terms of each agreement, provided that no further performance obligations remain. Research and development costs are charged to expense in the year incurred.

Stock-Based Compensation

      The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net loss and net loss per common share in the notes to consolidated financial statements. The Company has elected to provide the necessary pro forma disclosures (Note 9).

      The Company complies with the provisions of Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which addresses when an entity should measure the fair value of its equity instruments that it grants to nonemployees in connection with an arrangement for goods or services.

Net Loss Per Common Share

      The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Basic net income / loss per common share ("Basic EPS") is computed by dividing net income/loss by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted EPS for 2001, 2000 and 1999 is the same as Basic EPS because the inclusion of stock options, warrants and convertible debentures then outstanding would be anti-dilutive. For the purposes of the calculation of both basic and diluted EPS, Class A and Class B Common Stock have been treated as one class. The following equity instruments were not included in the diluted net loss per share calculation as their effect would be anti-dilutive:


                                                               December 31,
                                                        2001             2000             1999
                                             ---------------- ---------------- ----------------
 Stock Options                                     6,665,332        5,179,619        5,905,252
 Conversion of Preferred Series A & B Stock       10,333,000        7,000,000                -
 Warrants                                         11,490,814        8,187,814        1,039,295
                                             ---------------- ---------------- ----------------
 Total Shares                                     28,489,146       20,367,433        6,944,547
                                             ================ ================ ================

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

Comprehensive Income

      The Company follows the provisions of SFAS No. 130 "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income (loss) and its components. For the fiscal years ended 2001, 2000 and 1999, the Company's operations did not give rise to items includable in comprehensive income (loss) which were not already included in net income
(loss). Therefore, the Company's comprehensive income is the same as its net income (loss) for all periods presented.

Derivative Instruments

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and does not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments are recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments. The adoption of SFAS No. 133 on January 1, 2001 was not material.

Recently Issued Accounting Pronouncements

      In June 2001 the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No. 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 addresses financial accounting and reporting for business combinations, requiring the use of the purchase method of accounting. SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to the recognition and valuation of goodwill. The Company believes the adoption of SFAS No. 142 will not have any impact.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the impact of adoption of SFAS No. 144 will not be material.

3.    Inventories

      Inventories consist of the following:

                                                    December 31,
                                                      2001            2000
                                          ----------------- ---------------
      Raw Materials                               $274,000        $328,000
      Work in Progress                                   -         132,000
      Finished Goods                                56,000          71,000
                                          ----------------- ---------------
                                                  $330,000        $531,000
                                          ================= ===============


4.    Fixed Assets

      Fixed assets consists of the following:

                                                     December 31,
                                                     2001             2000
                                           ----------------- ---------------
      Laboratory equipment                    $ 1,263,000      $ 1,301,000
      Office equipment and furniture              492,000          523,000
      Leasehold improvements                      212,000          514,000
      Equipment under capital lease                81,000           87,000
                                           ----------------- ---------------
                                                2,048,000        2,435,000
      Accumulated depreciation and
      amortization                             (1,953,000)      (1,958,000)
                                           ----------------- ---------------
                                              $    95,000      $   477,000
                                           ================= ===============

      Depreciation and amortization of fixed assets was $70,000, $118,000 and $122,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5.    Sale of Business

      On June 29, 2001, the Company and its wholly-owned subsidiary, Stellar Bio Systems, Inc. ("Stellar"), completed the sale of Stellar's in vitro immunoflourescent antibody slide format assay business and Stellar's mouse serum business (collectively, the "Stellar Business") to PanBio InDx Inc. ("PanBio InDx"), a wholly owned subsidiary of PanBio Limited, an Australian company. The Company received a purchase price of $1.2 million cash paid at closing and the right to receive up to an additional total of $540,000, payable quarterly over three years, based on revenues of a portion of the Stellar Business sold. Assets sold in the transaction included rights to specified products, rights under certain contracts and leases, inventory, accounts receivable and intellectual property related to the Stellar Business, rights to the name "Stellar," certain computer hardware and software and other tangible assets and goodwill. PanBio InDx assumed certain liabilities of the Stellar Business, including accounts payable. The Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998. Any future quarterly receipts will be recorded as revenue under the caption "Royalties / license fees". Through December 31, 2001, the Company recorded $32,000 for the two quarterly payments due between June 30, 2001 and December 31, 2001.

      In connection with the sale of the assets, the Company entered into a Manufacture and Supply Agreement with PanBio InDx and PanBio Limited, pursuant to which PanBio InDx is to manufacture the Company's thrombus precursor protein diagnostic test kit for annual periods that may be terminated on notice given at least 45 days prior to the end of the term.

      The following unaudited pro forma summary presents information as if the Stellar Business had been sold as of January 1, 1999. The pro forma amounts include certain adjustments, primarily the elimination of Stellar results of operations and deferred payments based on a portion of Stellar revenue. Pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company:

      Pro Forma Consolidated Statements of Operations:


                                                                   Twelve Months Ended
                                                    December 31, 2001      December 31, 2000     December 31, 1999
                                                    -----------------------------------------------------------------
      Total Revenue                                     $  165,000              $  838,000           $   235,000
                                                    ------------------     ------------------    --------------------
      Costs and expenses:
         Cost of sales                                       8,000                  12,000                39,000
         Research and development                          923,000               1,194,000             1,613,000
         Selling, general and administrative             3,387,000               3,565,000             3,732,000
      Other Income (Expense), net:                         (54,000)                184,000                81,000
                                                    ------------------     ------------------    --------------------
      Net loss                                          (4,207,000)             (3,749,000)           (5,068,000)
      Non-cash preferred stock dividend                   (891,000)             (2,450,000)                    -
                                                    ------------------     ------------------    --------------------
      Net loss attributable to common
      stockholders                                     ($5,098,000)            ($6,199,000)          ($5,068,000)
                                                    ==================     ==================    ====================

      Net Loss Per Common Share
        Basic and Diluted net loss per share             ($.12)                 ($.14)                ($.13)
         Basic and Diluted                              44,286,000              43,475,000            39,266,000

6.    Acquisition

      The Company had acquired Stellar, a manufacturer and distributor of in vitro diagnostic products and research reagents, on April 23, 1998. Reagents are individual components of diagnostic products, such as antibodies, calibrators and serum used in the biotechnology industry. The purchase price was $120,000 in cash and $700,000 in Class A Common Stock at the market value on the acquisition date (398,406 shares), plus future contingent payments of up to $650,000 in Class A Common Stock to be paid over three years based upon future sales levels of Stellar, with the Class A Common Stock to be valued at its market value on the acquisition agreement anniversary dates. On April 23, 1999, the Company made the first contingent payment of $150,000 in Class A Common Stock (131,118 shares). On April 24, 2000, the Company made the second contingent payment of $20,000 in Class A Common Stock (10,811 shares). On April 14, 2001, the Company made the third and final contingent payment of $150,000 in Class A Common Stock (236,967 shares). The acquisition was accounted for by the purchase method. Results of operations of Stellar were included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of $791,000 has been allocated to intangible assets (intellectual know-how of $100,000 and goodwill of $691,000) and was being amortized over a 10-year period. Accumulated amortization of intangible assets was approximately $192,000 as of December 31, 2000. This business was sold in 2001 as described in Note 5.

7.    Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

                                            December 31,
                                          2001         2000
                                    --------------------------
      Accounts Payable                  $387,000     $220,000
      Professional Fees                  203,000       77,000
      Payroll and Related Expenses        49,000       71,000
                                    --------------------------
                                        $639,000     $368,000
                                    ==========================

8.    Notes Payable

      Notes payable at December 31, 2000 primarily represents the remaining balance of an obligation arising from services rendered.

Capital Lease Obligation

      During fiscal 2000, the Company entered into lease obligations of $87,000 for the acquisition of computer equipment, which contains a bargain purchase option. As a result, the present value of the remaining future minimum lease payments, with imputed interest rates ranging from approximately 11.7% to 14.6% are recorded as a capitalized lease asset and related capitalized lease obligation. Future minimum payments at December 31, 2001 are as follows:

     2002                                                          $ 28,500
     2003                                                            28,500
     2004                                                            24,100
     2005                                                             4,100
                                                                 -----------
     Total minimum lease payments                                    85,200
     Less amounts representing interest                             (12,200)
                                                                 -----------
     Present  value  of  net  minimum  capital lease payments      $ 73,000
                                                                 ===========

9.     Stockholders' Equity

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

Private Placements

      On January 27, 2000, the Company entered into an Exclusive License Agreement with Abbott Laboratories ("Abbott") under which the Company granted to Abbott an exclusive worldwide license to its ABS-103 compound, related technology and patent rights. The Exclusive License Agreement gave Abbott the exclusive right to develop and market the compound, which presently is in the pre-clinical stage. In consideration for the license grant and in addition to customary royalties on sales, Abbott paid the Company an initial non-refundable license fee of $500,000 and agreed to pay additional milestone payments aggregating up to $17 million depending upon successfully reaching development milestones, generally by indication. The Company had no obligation to provide any additional services under this agreement. In connection with the entering into of the Exclusive License Agreement, the Company and Abbott also entered into a Stock Purchase Agreement dated January 27, 2000 pursuant to which Abbott purchased 2,782,931 shares (the "Abbott Shares") of the Company's Class A Common Stock for $1,500,000. In November 2001, the Company reacquired, from Abbott, the license rights for the ABS-103 neurological compound and the Exclusive License Agreement was terminated.

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

Preferred Stock

      On December 31, 1999, the Company and Biotechnology Value Fund, L.P. ("BVF") signed a letter agreement, subject to negotiation of definitive agreements, authorization of preferred stock and certain other matters, for BVF to invest between $2 and $3 million for the purchase of between 4,000 and 6,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and related Series A Warrants.

      When the Company and BVF began negotiating the definitive agreements for the sale transaction in January 2000, in order to induce BVF to purchase the full $3 million, at the suggestion of BVF, the Company's Chairman, Mr. Roach, agreed that, rather than demand repayment of his demand notes, he would convert $500,000 of the approximately $776,000 plus accrued interest owed to him into an additional investment in the Company on terms identical to the terms previously negotiated with BVF and that the balance of the amount owed him (approximately $276,000 of principal) could be repaid at the rate of $100,000 of principal and interest per month until repaid in full. As a result, on February 3, 2000, the Company entered into a Securities Purchase Agreement with BVF and Mr. Roach relating to the sale by the Company to them of 6,000 and 1,000 shares of Series A Preferred Stock, respectively, and Series A Warrants to purchase 6,000,000 and 1,000,000 shares of Class A Common Stock, respectively, and BVF loaned $3,000,000 to the Company. On March 3, 2000, after receiving stockholder consent to the proposed sale, BVF's loan and $500,000 of the Company's indebtedness to Mr. Roach were cancelled in exchange for the Company's issuance of such Series A Preferred Stock and Series A Warrants.

      Preferred stock dividend related to warrants of $2,450,000 represents the non-cash fair value of the warrants issued to BVF and Mr. Roach, determined by using an option-pricing model, in the private placement. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 106%, risk-free interest rate of 5.01% and expected lives of 5 years.

      Under the terms of a Registration Agreement the Company has filed a Form S-3 Registration Statement covering Class A Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Series A Warrants, which was declared effective in June 2000. On January 15, 2002, BVF converted 500 shares of Series A Preferred Stock into 500,000 shares of Class A Common Stock.

      On August 28, 2001, BVF and certain of its affiliates (collectively, "BVF") made an additional $2,050,000 investment in the Company pursuant to a Securities Purchase Agreement dated as of August 23, 2001. In exchange for BVF's investment, ABS issued BVF 3,333 shares of newly designated Series B Convertible Preferred Stock at a price of $600 per share and five year Series B Warrants to purchase 3,333,000 shares of Common Stock at an exercise price of $1.00 per share. The proceeds have been allocated based on the relative fair values of the Series B Convertible Preferred Stock and the Series B Warrants. Additionally, the Company agreed to amend certain terms of the previously issued Series A Convertible Preferred Stock and related Series A Warrants to conform them to the Series B Preferred Stock and Series B Warrants and issued a Revenue Participation Note. The fair value of this amendment to the Series A Warrants was estimated using an option-pricing model and is reflected as a non-cash preferred stock dividend for the year ended December 31, 2001.

      In connection with the transactions under the Securities Purchase Agreement, the Company entered into various related agreements dated August 28, 2001 with BVF. As a condition of increasing its aggregate investment in the Company to $5 million, BVF required the Company to issue to it a Revenue Participation Note, under which the Company agreed to pay BVF 25% of any royalties the Company actually receives under the January 2000 Exclusive License Agreement with Abbott Laboratories, up to a maximum of $25 million in payments under the Revenue Participation Note. The Company was given the right, each time payment is made under the Revenue Participation Note, to redeem a percentage of the Series A Preferred Stock and Series B Preferred Stock and the related Series A Warrants and Series B Warrants which equals the percentage of the $25 million ceiling which the payments the Company made under the Revenue Participation Note constitute. The Company also granted BVF a security interest in the percentage of the royalty payments to which it is entitled under the Revenue Participation
Note in order to secure the obligations. As a result of the discontinuance of the Abbott Exclusive License Agreement, announced on November 9, 2001, the Revenue Participation Note and related security agreement have no further effect.

      The Company also granted BVF certain demand and piggyback registration rights with respect to the Series B Preferred Stock and Series B Warrants, and amended the terms of the registration rights previously granted to the Series A Preferred Stock and Series A Warrants in March 2000 to conform to the terms applicable to the Series B.

      The shares of Preferred Stock: (i) have the right to participate with dividends declared on the Common Stock, if, as and when declared, on an as-converted basis; (ii) contain customary anti-dilution adjustments for mechanical adjustments in the event of stock splits and similar transactions;
(iii) contain restrictions on subsequent issuances of other preferred stock ranking equal to or superior to the Preferred Stock without the consent of the holders of a majority of such Preferred Stock; (iv) have a liquidation preference equal to the original issue price of the Preferred Stock, plus any accrued and unpaid dividends; (v) will not be entitled to vote except as a separate class when its rights are affected; and (vi) will be convertible at any time after the original issue date at the option of the holder. Each share of Series A Preferred Stock initially will be convertible into 1,000 shares of Class A Common Stock, at a conversion price of $.50 per share of Class A Common Stock, and each share of Series B Preferred Stock initially will be convertible into 1,000 shares of Class A Common Stock, at a conversion price of $.60 per share of Class A Common Stock.

Stock Option Plans

      The Company's 1986 Stock Option Plan (the "1986 Plan") provided for the grant of incentive stock options and/or non-qualified options until July 1997 to purchase up to an aggregate of 4,450,000 shares of Class A Common Stock. Options were granted at exercise prices not less than the fair market value at the date of grant and for a term not to exceed ten years from the date of grant; except that an incentive stock option granted under the 1986 Plan to a stockholder owning more than 10% of the outstanding Common Stock of the Company could not have a term which exceeded five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. Remaining options outstanding on December 31, 2001 are fully vested.

      Changes in outstanding options under the 1986 Plan, expressed in number of shares, are as follows:


                                                                        For the Years Ended
                                        ------------------------------------------------------------------------------------
                                           December 31, 2001            December 31, 2000             December 31, 1999
                                        -------------------------    -------------------------    --------------------------
                                                        Weighted                    Weighted                      Weighted
                                         Shares         Avg.          Shares        Avg.           Shares         Avg.
                                         Under          Option        Under         Option         Under          Option
                                         Option         Price         Option        Price          Option         Price
                                        -----------    ----------    ----------    -----------    -----------    -----------
Options outstanding, beginning of year   2,183,000        $4.50       2,476,250        $4.20        2,790,500         $4.11
Exercised                                   --              --         (147,250)       $1.87            --              --
Cancelled                                  (10,000)       $2.50         (11,000)       $2.32         (272,250)        $3.65
Expired                                 (1,110,500)       $4.80        (135,000)       $1.93          (42,000)        $2.00
                                        -----------                  -----------                  ------------
Options outstanding, end of year         1,062,500        $4.21        2,183,000       $4.50         2,476,250        $4.20
                                        ===========                  ===========                  ============
Options exercisable, end of year         1,062,500        $4.21        2,183,000       $4.50         2,453,250        $4.21
                                        ===========                  ===========                  ============
Options available for grant, end of
year                                        --                           --                            --
                                        ===========                  ===========                  ============


        The Company's 1993 Non-Employee Director Stock Option Plan, as amended (the "1993 Plan"), provides for the grant of stock options to purchase up to an aggregate of 500,000 shares of Class A Common Stock to outside directors of the Company. Options to purchase 25,000 shares of Class A Common Stock are automatically granted immediately following each Annual Meeting of the Company to each outside director elected at the Annual Meeting. The option exercise price is 100% of the fair market value of the Class A Common Stock on the date of grant and the option may be exercised at any time during a period of ten years from the date of grant.

        Changes in outstanding options and options available for grant under the 1993 Plan, expressed in number of shares, are as follows:


                                                                      For the Years Ended
                                        ---------------------------------------------------------------------------------
                                           December 31, 2001           December 31, 2000            December 31, 1999
                                        ------------------------    -------------------------    ------------------------
                                                      Weighted                     Weighted                   Weighted
                                        Shares        Avg.          Shares         Avg.          Shares       Avg.
                                        Under         Option        Under          Option        Under        Option
                                        Option        Price         Option         Price         Option       Price
                                        ----------    ----------    -----------    ----------    ---------    -----------
Options outstanding, beginning of year   147,500        $2.39         140,000         $2.63        120,000       $3.27
Granted                                   85,000         $.63          30,000         $1.53         40,000       $1.09
Exercised                                   --            --          (15,000)        $1.88          --            --
Cancelled                                (77,500)       $2.36          (7,500)        $4.58          --            --
Expired                                    --             --             --            --          (20,000)      $3.38
                                        ----------                  -----------                  ---------
Options outstanding, end of year         155,000        $1.44         147,500         $2.39        140,000       $2.63
                                        ==========                  ===========                  =========
Options exercisable, end of year         155,000        $1.44          97,500         $2.94         57,500       $3.76
                                        ==========                  ===========                  =========
Options available for grant, end of
year                                     317,500                      325,000                      347,500
                                        ==========                  ===========                  =========


      The Company's 1996 Stock Option Plan, as amended (the "1996 Plan"), which replaced the 1986 plan, provides for the grant until 2006 of incentive stock options and/or non-qualified options to employees, officers and consultants of the Company to purchase up to an aggregate of 4,000,000 shares of Class A Common Stock. Options may be granted at exercise prices not less than the fair market value at the date of grant and may be granted for exercise periods not to exceed ten years from the date of grant; except that the term of an incentive stock option granted under the 1996 Plan to a stockholder owning more than 10% of any class of voting stock of the Company may not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The majority of options outstanding are exercisable 25% each year on a cumulative basis, commencing one year from the date of grant.

      Changes in outstanding options and options available for grant under the 1996 Plan, expressed in number of shares, are as follows:


                                                                       For the Years Ended
                                        ----------------------------------------------------------------------------------
                                           December 31, 2001            December 31, 2000            December 31, 1999
                                        ------------------------    --------------------------    ------------------------
                                                      Weighted                     Weighted                   Weighted
                                        Shares        Avg.          Shares         Avg.          Shares       Avg.
                                        Under         Option        Under          Option        Under        Option
                                        Option        Price         Option         Price         Option       Price
                                        ----------    ----------    ------------   ----------    ---------    -----------
Options outstanding, beginning of year  2,849,119       $1.00        3,289,002       $1.05        1,487,750     $1.99
Granted                                   345,000        $.59          792,500        $.47        2,255,000      $.70
Exercised                                 (75,000)       $.25       (1,062,594)       $.77           (5,250)     $.61
Cancelled                                (338,787)       $.69         (169,789)       $.92         (448,498)    $2.40
                                        ----------                  ------------                  ---------
Options outstanding, end of year        2,780,332       $1.01        2,849,119       $1.00        3,289,002     $1.05
                                        ==========                  ============                  =========
Options exercisable, end of year        2,374,707       $1.07        1,991,744       $1.17        1,250,382     $1.75
                                        ==========                  ============                  =========
Options available for grant, end of
year                                       76,824                       83,037                      705,748
                                        ==========                  ============                  =========

      The Company's 2000 Stock Option Plan, (the "2000 Plan"), which is in addition to the 1996 plan, provides for the grant until 2010 of incentive stock options and/or non-qualified options to employees, officers and consultants of the Company to purchase up to an aggregate of 3,000,000 shares of Class A Common Stock. Options may be granted at exercise prices not less than the fair market value at the date of grant and may be granted for exercise periods not to exceed ten years from the date of grant; except that the term of an incentive stock option granted under the 2000 Plan to a stockholder owning more than 10% of any class of voting stock of the Company may not exceed five years nor have an exercise price of less than 110% of the fair market value of the Class A Common Stock on the date of the grant.

      Changes in outstanding options and options available for grant under the 2000 Plan, expressed in number of shares, are as follows:


                                                                    For the Years Ended
                                              ----------------------------------------------------------------
                                                    December 31, 2001                 December 31, 2000
                                              ------------------------------    ------------------------------
                                                                 Weighted                          Weighted
                                                                 Avg.                              Avg.
                                              Shares Under       Option         Shares Under       Option
                                              Option             Price          Option             Price
                                              ---------------    -----------    ---------------    -----------
Options outstanding, beginning of year              --               --               --               --
Granted                                        2,757,500            $.68              --               --
Exercised                                           --               --               --               --
Cancelled                                        (90,000)           $.65              --               --
                                              ---------------                   ---------------
Options outstanding, end of year               2,667,500            $.68              --               --
                                              ===============                   ===============
Options exercisable, end of year               1,246,250            $.68              --               --
                                              ===============                   ===============
Options available for grant, end of year         322,500                           3,000,000
                                              ===============                   ===============

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for options granted to employees or directors under the stock option plans. Had compensation cost for such options granted under the Company's stock option plans been determined based on the fair value at the grant date for options granted in 2001, 2000 and 1999 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                        2001              2000              1999
  --------------------------------------------------------------- ----------------- ----------------- -----------------
  Net loss attributable to common stockholders - as reported        ($5,181,000)      ($6,225,000)      ($5,351,000)

  Net loss attributable to common stockholders - pro forma          ($6,026,000)      ($6,881,000)      ($6,130,000)

  Basic and diluted loss per share - as reported                       ($.12)            ($.14)            ($.14)

  Basic and diluted loss per share - pro forma                         ($.14)            ($.16)            ($.16)
  --------------------------------------------------------------- ----------------- ----------------- -----------------


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 0%; expected volatility of 123% in 2001, 170 in 2000 and 106% in 1999; risk-free interest rate of range 4.4% to 6.8% and expected lives of seven years.

      The weighted average fair value of options granted under all four option plans were $.61, $.49, and $.59 in 2001, 2000 and 1999, respectively. The following table sets forth additional SFAS No. 123 disclosure information as to options outstanding under all three plans at December 31, 2001:

                                         Weighted      Weighted Average
  Shares    Exercisable   Exercise        Average         Remaining
Outstanding   Shares     Price Range   Exercise Price  Contractual Life
-------------------------------------------------------------------------
  1,281,250  1,110,625    $.28 -  $.41       $.34            6.7
  3,182,500  1,578,750    $.51 -  $.70       $.66            8.7
    651,332    626,332   $1.00 - $1.50      $1.07            5.8
    336,250    308,750   $1.52 - $2.25      $1.79            4.7
    319,250    319,250   $2.38 - $3.50      $3.42            5.0
    828,750    828,750   $3.66 - $5.50      $4.77            1.3
     65,000     65,000   $5.75 - $7.75      $6.27            1.6
      1,000      1,000      $10.00         $10.00             .2
-----------------------
  6,665,332  4,838,457

Other Options Granted

      The Company entered into a consulting agreement, which expired in 1996, with an unaffiliated third party to assist in the strategic planning and implementation of the Company's licensing, collaborative and co-marketing plans. Pursuant to the agreement, the Company granted an option to purchase 50,000 shares of Class A Common Stock until February 28, 2000 at $2.25 per share. The Company also granted performance options to purchase 50,000 shares of Class A Common Stock at $2.25 for licensing or collaborative agreements entered into which met certain criteria. These options were exercisable for five years from the date of grant. During 2000, the consultant exercised an option to purchase 50,000 shares of Class A Common Stock at $2.25 and the other option expired.

      The Company has granted an investor relations consultant a warrant to purchase 50,000 shares of Class A Common Stock until November 14, 2000 at $3.50 per share pursuant to an agreement dated November 27, 1995. This warrant expired on November 14, 2000.

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

      The Company entered into an agreement with an unaffiliated third party to render financial consulting advice, dated August 13, 1998 and amended on October 1, 1998. Pursuant to this agreement, the Company granted performance options to purchase up to 400,000 shares of Class A Common Stock. Options were granted for 150,000 shares at $.75 per share, 150,000 shares at $1.00 per share and 100,000 shares at $1.50 per share. The options are exercisable for four years from the agreement date. The fair value of these options as determined using an option-pricing model was $124,000, which is being recorded as a non-cash charge over the vesting/service period of the options. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 135%, risk-free interest rate of 4.26% and expected lives of 4 years. The charge was $81,000 in 1999 and $43,000 in 1998.

      The Company has granted an investor relations consultant a warrant to purchase up to 300,000 shares of Class A Common Stock until January 19, 2004 at $1.00 per share pursuant to an agreement dated January 20, 1999. The warrant would have been exercised in increments of 50,000 share amounts if certain milestones were met during the period ending June 30, 2000. The consultant earned options to purchase 250,000 shares under this agreement and the balance of 50,000 shares was cancelled. The fair value of these warrants as determined using an option-pricing model was $264,000 which was recorded as a non-cash charge over the one year service period (fiscal year 1999). The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 149%, risk-free interest rate of 4.6% and expected lives of 4 years.

      The Company has granted an investor relations consultant a warrant to purchase up to 300,000 shares of Class A Common Stock until March 14, 2002 at $3.00 per share pursuant to an agreement dated March 15, 2000. The warrant may be exercised in increments of 50,000 share amounts only if certain milestones are met during the period ending September 14, 2001, which was extended to March 14, 2002. As of December 31, 2001, the consultant has earned 50,000 shares. The fair value of these warrants as determined using an option-pricing model was $342,000 which was recorded as a non-cash charge over the one year service period (March 2000 to February 2001). The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of 105%, risk-free interest rate of 6.5% and expected lives of 2 years.

      The Company granted stock options to purchase 212,500 shares of Class A Common Stock to consultants during 2001. The fair value of these options as determined using an option-pricing model was $123,000, which was recorded as deferred stock compensation within the statement of stockholders' equity. The Company recorded a $54,000 non-cash charge during 2001 for amortization of this deferred compensation. The following assumptions were used for this fair value computation: dividend yield of 0%, volatility of $123%, risk-free rates from 6.0% to 6.8% and expected lives of 5 years.

10.   Joint Venture

      In October 2000, American Healing Technologies, Inc. ("AHT"), a (Delaware) corporation, was founded as a joint venture by the Company and other non affiliated third parties. AHT is a distributor and marketer of authentic classical Chinese herbal formulas and new healing technologies. The Company accounts for its investment in AHT under the equity method of accounting. The Company's carrying value of the investment is equal to the Company's cumulative investment less its fifty percent share of the cumulative net loss of AHT. AHT's fiscal year is the same as the Company's fiscal year. As of December 31, 2001, the net investment in AHT was $66,000, which is included in Other assets. In February 2002, the Company converted its investment into a convertible note of $131,000.

11.   Federal Income Taxes:

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $67,000,000 for income tax purposes. The net operating loss carryforwards will expire in varying amounts through 2021. In addition, the Company has approximately $1,300,000 of available research and development tax credits to offset future taxes. These credits expire through 2021. In accordance with SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a valuation allowance of $68,300,000 to fully reserve for the deferred tax benefit attributable to its net operating loss and tax credit carryforwards due to the uncertainty as to their ultimate realizability.

      In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards, investment tax and research and development credit carryforwards (collectively "tax attributes"). Such a change in ownership was deemed to have occurred in connection with the Company's 1990 initial public offering, at which time the Company's tax attributes amounted to approximately $4.9 million. The annual limitation of the utilization of such tax attributes is approximately $560,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. At December 31, 2001, $4,900,000 of net operating losses is no longer subject to this limitation.

12.   Various Agreements

University of Notre Dame Agreement

      On December 1, 1983, the Company entered into a lease agreement with the University of Notre Dame ("Notre Dame Agreement") which was amended and extended until November 30, 1993, at which time it was terminated. On December 1, 1993, the Company entered into a lease with Notre Dame ("Notre Dame Lease") for substantially the same premises occupied by the Company under the Notre Dame Agreement for a term ending August 31, 1995. Notre Dame extended the rental of a portion of the space through August 31, 1996. In February 1996, the Company entered into a lease in South Bend, Indiana for approximately 5,200 square feet with an annual base rent of $52,200. This lease commenced on April 1, 1996 for an initial five-year term with three one-year renewal options. In September 1996, the Company entered into a second lease for a three year term in South Bend, Indiana for approximately 3,000 square feet with an annual base rent of $30,400. In 1997, the Company moved its research and development activities from South Bend, Indiana to Boston, Massachusetts. The Company closed both facilities and terminated both leases.

      Under the Notre Dame Agreement, the Company was required to pay Notre Dame for the direct and indirect payroll cost of substantially all of the Company's research and development personnel, purchases of laboratory supplies, items of equipment or other costs associated with the research projects.

      Notre Dame has granted the Company all rights, title and interest in and to any inventions, patents and patent applications for research projects funded by the Company. Inventors of any processes or technology which receive Company support have assigned his or her interest in the product, patent or patent applications to the Company. The Company did not incur costs under the Notre Dame Agreement during the three years ended December 31, 2001 and incurred $6,150,000 for the period from inception (September 1, 1983) through December 31, 1996.

      The Company has agreed to pay Notre Dame a royalty of 5% of the net income the Company achieves from sales of products resulting from Company-sponsored research activities at Notre Dame. Royalty payments shall continue for a ten-year period from the date of the first commercial sale of a product, regardless of the continuation of the Notre Dame Agreement.

Employment Agreements

      As of December 31, 2001, the Company does not have any employment agreements.

Scientific Advisory Committee Agreements

      The Company has entered into advisory board agreements with certain research scientists with respect to specific projects in which the Company has an interest. The payments to the advisors for informal meetings and other consultations as a group were approximately $29,000, $37,000 and $65,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Generally, members of the Company's Scientific Advisory Committee are employed by or have consulting agreements with third parties, the businesses of which may conflict or compete with the Company and any inventions discovered by such individuals will not become the property of the Company.

License Agreements

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

      On December 10, 1992, the Company entered into an agreement (as amended) with University College Dublin, Ireland granting the Company an exclusive license for drugs/compounds to halt the onset and/or progression of neurodegenerative diseases, in general, and Alzheimer's disease, in particular. The agreement's term is the duration of any patents that may be granted to the university with a minimum of 10 years. Pursuant to the agreement, the Company is to pay the university a royalty of 5% of net income relating to product sales. The Company expensed $75,000 in 2001, $82,000 in 2000 and $18,000 in 1999 for
certain research expenses, supplies and equipment under this agreement.

      On August 10, 1993, the Company entered into a five-year collaboration agreement with the Free University of Berlin to develop therapeutic compounds. The Company also acquired a series of anticonvulsant compounds. Pursuant to the agreement, the Company is to pay a royalty of 5% of the net product sales for a period of the life of the patent or a minimum of 10 years. The Company expensed $130,000 in 2001, $72,000 in 2000 and $75,000 in 1999 for research expenses and supplies under this agreement.

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

      On January 27, 2000, the Company entered into an Exclusive License Agreement with Abbott under which the Company granted to Abbott an exclusive worldwide license to its ABS-103 compound, related technology and patent rights, for which Abbott paid the Company an initial non-refundable license fee of $500,000. The Company also entered into a Registration Rights Agreement with Abbott. (See Note 9 for details regarding this agreement.) In November 2001, the Company reacquired from Abbott the license rights and the Exclusive License Agreement was terminated without cost to the Company.

13.   Commitments and Contingencies

Leases

      ABS leases 6,000 square feet of office space in New York under a lease expiring July 2002 (with an annual base rent of $42,000). The Company intends to renew this lease. ABS also has a License Agreement with the University of Maryland covering 1,400 square feet of space in Maryland expiring May 31, 2002 (at an annual fee of $35,000). The Company intends to renew this Agreement.

Litigation

      The Company is party to an action commenced by Norman Kaminsky, derivatively on behalf of the Company, against Alfred J. Roach, Chairman of the Board of Directors of the Company, various other unaffiliated purchasers of Common Stock sold by the Company in an October 1998 private placement, M.H. Meyerson & Co., Inc., an alleged financial advisor to the Company ("Meyerson"), certain alleged employees, officers and directors of Meyerson, and the Company, as nominal defendant. The action was brought in the Supreme Court of the State of New York, Nassau County and apparently filed in October 2001 although only received by the Company in January 2002. The action is brought as a purported derivative action so a recovery, if any is awarded, less fees and costs would presumably inure to the benefit of the Company. The action alleges that the Company sold stock to the defendants, including Mr. Roach, for inadequate consideration resulting in an alleged breach of a fiduciary duty of loyalty and a duty of care by Mr. Roach, Meyerson and the alleged employees, officers and directors of Meyerson, a breach of contract by Meyerson and unjust enrichment by all defendants. The action seeks damages in an unspecified amount against Mr. Roach, Meyerson and the alleged employees, officers and directors of Meyerson, the disgorgement of all realized monies, profits and gains allegedly obtained by, and creation of a constructive trust against, all defendants, and interest, costs and disbursements.

      On January 17, 2002, the Company commenced an action against Richard Oppenheim in the Supreme Court of the State of New York, Suffolk County, seeking a declaration from the court that, among other things, Mr. Oppenheim had, under the terms of a December 14, 2000 agreement, released any right to assert a claim which is the subject of a January 3, 2002 letter received by the Company from Mr. Oppenheim's counsel. The December 14, 2000 agreement was entered into to settle a claim by Mr. Oppenheim that he was entitled to a finder's fee commission as a result of a third party investment made in the Company. The January 3, 2002 letter from Mr. Oppenheim's counsel threatened litigation unless the Company paid a finder's fee commission as a result of an alleged investment made in August 2001 by the third party investor who had made an investment that was covered by the December 14, 2000 agreement. On January 22, 2002, Mr. Oppenheim commenced an action against the Company in the United States District Court for the District of New Jersey alleging that the Company owed him a finder's fee commission as a result of the August 2001 investment made by the third party investor discussed above. Among other things, Mr. Oppenheim seeks compensatory damages in the amount of $200,000 and interest, costs and disbursements.

      In addition, from time to time the Company is a party to certain claims and legal proceedings in the ordinary course of business, none of which, in management's opinion, would have a material adverse effect on the Company's financial position or results of operations.


                                     F-26