Form 10-Q
period 2002-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2002-05-15
CIK 856984

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002             Commission File Number 0-19041


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at May 3, 2002
--------------------------------------             ---------------------------
Class A Common Stock, par value $.001                        41,949,909
Class B Common Stock, par value $.001                         3,000,000

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
           ---------------------------------------------------
                      (a development stage company)

             Form 10-Q for the Quarter Ended  March 31, 2002
            -------------------------------------------------

                                  INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                        Page No.
                                                                      --------
         Consolidated Balance Sheets -
             March 31, 2002 and December 31, 2001                        3

         Consolidated Statements of Operations -
             Three Months Ended March 31, 2002 and March 31, 2001
             and For the Period from Inception (September 1, 1983)
             Through March 31, 2002                                      4

         Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2002 and March 31, 2001
              and For the Period from Inception (September 1, 1983)
             Through March 31, 2002                                      5

         Consolidated Statements of Stockholders' Equity -
             For the Period from Inception (September 1, 1983)
             Through March 31, 2002                                    6 - 9

         Notes to Consolidated Financial Statements                   10 - 13

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14 - 17

Item 3:  Quantitative and Qualitative Disclosures about Market Risk     17


Part II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                               18

         Signature                                                      18

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)

                         CONSOLIDATED BALANCE SHEETS

                                                                                              March                December
                                                                                             31, 2002              31, 2001
                                                                                         -----------------     ----------------
                                                                                           (Unaudited)
                                        Assets
Current Assets:
 Cash and cash equivalents                                                               $        150,000      $       672,000
 Accounts receivable                                                                               37,000               25,000
 Inventories                                                                                      324,000              330,000
 Other current assets                                                                              24,000               12,000
                                                                                         -----------------     ----------------
    Total current assets                                                                          535,000            1,039,000
                                                                                         -----------------     ----------------
Fixed assets, at cost, net of accumulated depreciation and amortization of
  $1,960,000 and $1,953,000, respectively                                                          88,000               95,000
Patent costs, net of accumulated amortization of $790,000 and
  $750,000, respectively                                                                        1,935,000            1,975,000
Other assets                                                                                       85,000               82,000
                                                                                         -----------------     ----------------
                                                                                         $      2,643,000      $     3,191,000
                                                                                         =================     ================

                         Liabilities And Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                                                  $        747,000      $       639,000
  Current portion of capital lease obligation                                                      16,000               16,000
  Current portion of notes payable                                                                 60,000                    -
                                                                                         -----------------     ----------------
     Total current liabilities                                                                    823,000              655,000
                                                                                         -----------------     ----------------
 Long Term Liabilities:
  Capital lease obligation                                                                         50,000               57,000
                                                                                         -----------------     ----------------
     Total liabilities                                                                            873,000              712,000
                                                                                         -----------------     ----------------

 Stockholders' Equity:
  Series A & B convertible preferred stock, par value $.001 per share;
    10,000,000 shares authorized; 9,833 shares and 10,333 shares issued outstanding, respectively (liquidation preference of $5,250,000
    and $5,500,000 respectively)                                                                        -                    -
  Class A common stock, par value $.001 per share; 150,000,000 shares authorized;
    41,949,909 and 41,425,909 shares issued and outstanding, respectively                          42,000               41,000
  Class B common stock, par value $.001 per share; 3,000,000 shares authorized;
    3,000,000 shares issued and outstanding                                                         3,000                3,000
  Additional paid-in capital                                                                   76,247,000           76,224,000
  Deficit accumulated during the development stage                                            (74,486,000)         (73,720,000)
  Deferred stock compensation                                                                     (36,000)             (69,000)
                                                                                         -----------------     ----------------
     Total stockholders' equity                                                                 1,770,000            2,479,000
                                                                                         -----------------     ----------------
                                                                                         $      2,643,000      $     3,191,000
                                                                                         -----------------     ----------------

The accompanying notes are an integral part of these consolidated balance sheets

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                          (a development stage company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                                                                        For the Period From
                                                              Three Months Ended                       Inception (September
                                               --------------------------------------------------         1, 1983) Through
                                                 March 31, 2002               March 31, 2001              March 31, 2002
                                               -------------------        -----------------------     ----------------------
    Revenues:
     Sales                                     $          23,000                   $488,000                    $5,220,000
     Royalties / license fees                             25,000                      1,000                     1,564,000
     Collaborative agreements                                 -                      34,000                       577,000
                                               -------------------        -----------------------     ----------------------
                                                          48,000                    523,000                     7,361,000
    Costs and expenses:
       Cost of sales                                       6,000                    192,000                     2,032,000
       Research and development                          132,000                    331,000                    32,976,000
       Selling, general and administrative               674,000                    901,000                    42,071,000
       Facility consolidation cost                             -                          -                       252,000
                                               -------------------        -----------------------     ----------------------
    Loss from operations                                (764,000)                  (901,000)                  (69,970,000)
                                               -------------------        -----------------------     ----------------------

     Other Income (Expense):
       Interest expense                                   (3,000)                    (2,000)                   (4,421,000)
       Net gain on sale of fixed assets                        -                      2,000                        17,000
       Net loss on sale of business                            -                          -                      (288,000)
       Investment income, net                              1,000                      8,000                     4,719,000
       Equity in loss of joint venture                         -                          -                       (62,000)
                                               -------------------        -----------------------     ----------------------
    Loss before extraordinary charge                    (766,000)                  (893,000)                  (70,005,000)

    Extraordinary charge for early
       retirement of debentures, net                           -                          -                    (1,140,000)
                                               -------------------        -----------------------     ----------------------
    Net loss                                            (766,000)                  (893,000)                  (71,145,000)
    None-cash preferred stock dividend                         -                          -                    (3,341,000)
                                               -------------------        -----------------------     ----------------------

    Net loss attributable to common
    stockholders                                       ($766,000)                 ($893,000)                 ($74,486,000)
                                               ===================        =======================     ======================

    Per Share Information (Note 2):

    Basic and Diluted net loss per share                   ($.02)                     ($.02)
                                               ===================        =======================

    Common shares used in computing per share
       amounts:
       Basic and Diluted                              44,859,000                 44,089,000
                                               ===================        =======================


The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                       (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (unaudited)

                                                                                                          For the Period From
                                                                        Three Months Ended               Inception (September 1,
                                                               --------------------------------------          1983) Through
                                                                March 31, 2002      March 31, 2001           March 31, 2002
                                                               -----------------   -----------------     ----------------------
Cash Flows From Operating Activities:
Net income (loss)                                                    ($766,000)          ($893,000)         $ (71,145,000)
Adjustments to reconcile net (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                        47,000              99,000              3,725,000
   Net gain on sale of fixed assets                                          -              (2,000)               (17,000)
   Net loss on sale of business                                              -                   -                288,000
   Net gain on sale of marketable securities                                 -                   -               (217,000)
   Other noncash expenses accrued primarily for stocks,
    options and warrants                                                33,000              57,000              3,013,000
   Amortization of debt discount included in interest expense                -                   -              2,160,000
   Extraordinary loss on repurchase of debt                                  -                   -              1,140,000
   Write-off of patent costs                                                 -                   -                192,000
   Equity in loss of joint venture                                           -                   -                 62,000
 Changes  in  operating  assets and  liabilities,
  net of effect of sale of business:
   (Increase) decrease in accounts receivable                          (12,000)           (127,000)              (162,000)
   (Increase) decrease in inventories                                    6,000             (23,000)              (440,000)
   (Increase) decrease in other current assets                         (12,000)             51,000                (24,000)
   (Increase) decrease in other assets                                  (3,000)             10,000                 71,000
   Increase (decrease) in accounts payable and accrued expenses        132,000             115,000              1,103,000
   Increase in interest payable to stockholder                               -                   -                120,000
                                                               -----------------   -----------------     ----------------------
       Net cash provided by (used in) operating activities            (575,000)           (713,000)           (60,131,000)
                                                               -----------------   -----------------     ----------------------
Cash Flows From Investing Activities:
  Capital expenditures                                                       -              (2,000)            (2,095,000)
  Proceeds from sale of fixed assets                                         -               2,000                 28,000
  Payments for patent costs and other assets                                 -             (90,000)            (2,973,000)
  Proceeds from sale of business                                             -                   -              1,232,000
  Business acquisition, net of stock issued and cash acquired                -                   -               (119,000)
  Proceeds from maturity and sale of marketable securities                   -                   -             67,549,000
  Purchases of marketable securities                                         -                   -            (67,332,000)
                                                               -----------------   -----------------     ----------------------
       Net cash provided by (used in) investing activities                   -             (90,000)            (3,710,000)
                                                               -----------------   -----------------     ----------------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                               -                   -             (2,246,000)
  Proceeds from issuance of common stock, net                                -              19,000             42,898,000
  Proceeds from issuance of Series A convertible preferred stock             -                   -              3,000,000
  Proceeds from issuance of Series B convertible preferred stock             -                   -              2,050,000
  Proceeds from issuance of 5% convertible debentures, net                   -                   -              3,727,000
  Proceeds from issuance of 7% convertible debentures, net                   -                   -              8,565,000
  Proceeds from issuance of 8% convertible debentures, net                   -                   -              7,790,000
  Principal payments under capital lease obligation and notes
    payable                                                             (7,000)            (14,000)              (362,000)
  Redemption of 8% convertible debentures                                    -                   -               (500,000)
  Repurchase of 5% convertible debentures                                    -                   -             (3,852,000)
  Capital contributions from chairman                                        -                   -              1,000,000
  Increase in loans payable to stockholder / affiliates                 60,000                   -              3,642,000
  Repayment of loans payable to stockholder / affiliates
   (remainder contributed to capital by the stockholder)                     -                   -             (1,721,000)
                                                               -----------------   -----------------     ----------------------
       Net cash provided by (used in) financing activities              53,000               5,000             63,991,000
                                                               -----------------   -----------------     ----------------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (522,000)           (798,000)               150,000

Cash and Cash Equivalents at Beginning of Period                       672,000           1,194,000                      -

                                                               -----------------   -----------------     ----------------------
Cash and Cash Equivalents at End of Period                            $150,000            $396,000          $     150,000
                                                               -----------------   -----------------     ----------------------

Supplemental Disclosure of Non-cash Activities:
  Capital expenditure made under capital lease obligation                    -                   -          $     107,000
                                                               -----------------   -----------------     ----------------------
  Convertible debentures converted into 0, 0 and 10,470,583
    shares of Common Stock, respectively                                     -                   -          $  14,658,000
                                                               -----------------   -----------------     ----------------------
  Fair value of warrants or stock options issued                             -                   -          $   4,394,000
                                                               -----------------   -----------------     ----------------------
  Conversion of stockholder loan to preferred stock or paid-in
    capital                                                                  -                   -          $   1,981,000
                                                               -----------------   -----------------     ----------------------

The accompanying notes are an integral part of these consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (unaudited)

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

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (unaudited)

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

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (unaudited)


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

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (unaudited)

                                                        Per          Class A                   Class B
                                                       Share        Common Stock             Common Stock
                                                       Amount    Shares      Dollars      Shares        Dollars
                                                      -------  ----------  ------------  -----------  ----------
BALANCE, DECEMBER 31, 1999                            $       36,918,510     $37,000     3,000,000     $3,000

  Sale of Series A Convertible Preferred Stock
    (7,000 shares)                                                     -           -             -          -
  Warrants issued with the Convertible Preferred
    Stock                                                              -           -             -          -
  Non-cash preferred stock dividend                                    -           -             -          -
  Exercise of stock options and warrants                .97    1,278,675       1,000             -          -
  Fair value of warrants issued                                        -           -             -          -
  Class A Common Stock issued                           .55    2,830,070       3,000             -          -
  Net (loss) for the period                                            -           -             -          -
                                                             ------------  ------------  -----------  -----------
BALANCE, DECEMBER 31, 2000                                    41,027,255       41,000     3,000,000      3,000
                                                             ------------  ------------  -----------  -----------
  Sale of Series B Convertible Preferred Stock (3,333 shares)          -           -             -          -
  Warrants issued with the Convertible Preferred Stock                 -           -             -          -
  Non-cash preferred stock dividend                                    -           -             -          -
  Exercise of stock options and warrants                .25       75,000           -             -          -
  Fair value of stock options issued to consultants                    -           -             -          -
  Amortization of deferred stock compensation                          -           -             -          -
  Class A Common Stock issued                           .64      323,654           -             -          -
  Net (loss) for the period                                            -           -             -          -
                                                             ------------  ------------  -----------  -----------
BALANCE, DECEMBER 31, 2001                                    41,425,909     $41,000     3,000,000     $3,000
                                                             ------------  ------------  -----------  -----------

  Conversion of 500 Shares of Series A Convertible
  Preferred Stock                                       .50     500,000        1,000             -          -
  Amortization of deferred stock compensation                         -            -             -          -
  Class A Common Stock issued                          1.00      24,000            -             -          -
  Net (loss) for the period                                           -            -             -          -
                                                             ------------  ------------  -----------  -----------
BALANCE, MARCH 31, 2002                                      41,949,909     $ 42,000     3,000,000     $3,000
                                                             ------------  ------------  -----------  -----------




(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (unaudited)

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

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (unaudited)

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

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (unaudited)

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

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (unaudited)

                                                                       Deficit
                                                                     Accumulated
                                                     Additional       During the       Deferred
                                                       Paid-in       Development         Stock
                                                       Capital          Stage         Compensation      Total
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 1999                           $63,852,000     ($62,314,000)         $  -      $ 1,578,000
  Sale of Series A Convertible Preferred Stock
   (7,000 shares)                                      3,500,000                -             -        3,500,000
  Warrants issued with the Convertible Preferred
   Stock                                               2,450,000                -             -        2,450,000
  Non-cash preferred stock dividend                            -       (2,450,000)            -       (2,450,000)
  Exercise of stock options and warrants               1,234,000                -             -        1,235,000
  Fair value of warrants issued                          342,000                -             -          342,000
  Class A Common Stock issued                          1,557,000                -             -        1,560,000
  Net (loss) for the period                                    -       (3,775,000)            -       (3,775,000)
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 2000                            72,935,000      (68,539,000)            -        4,440,000
                                                    -------------   --------------   -------------   ------------
  Sale of Series B Convertible Preferred Stock                                                -        1,188,000
   (3,333 shares)                                      1,188,000                -
  Warrants issued with the Convertible Preferred
   Stock                                                 862,000                -             -          862,000
  Non-cash preferred stock dividend                      891,000         (891,000)            -                -
  Exercise of stock options and warrants                  19,000                -             -           19,000
  Fair value of stock options issued to consultants      123,000                -      (123,000)               -
  Amortization of deferred stock compensation                  -                -        54,000           54,000
  Class A Common Stock issued                            206,000                -             -          206,000
  Net (loss) for the period                                    -       (4,290,000)            -       (4,290,000)
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 2001                          $ 76,224,000    $ (73,720,000)      $69,000)      $2,479,000
                                                    -------------   --------------   -------------   ------------

  Conversion of 500 Shares of Series A Convertible
  Preferred Stock                                         (1,000)               -             -                -
  Amortization of deferred stock compensation                  -                -        33,000           33,000
  Class A Common Stock issued                             24,000                -             -           24,000
  Net (loss) for the period                                    -         (766,000)            -         (766,000)
                                                    -------------   --------------   -------------   ------------
BALANCE, MARCH 31, 2002                             $76,247,000    ($74,486,000)      ($36,000)       $1,770,000
                                                    -------------   --------------   -------------   ------------


The accompanying notes are an integral part of these consolidated statements.

         AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
         ---------------------------------------------------
                      (a development stage company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
                               (Unaudited)
                             March 31, 2002


(1)   INTERIM FINANCIAL STATEMENTS
      ----------------------------

The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2002 and results of operations for the three months ended March 31, 2002 and March 31, 2001. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full year.

(2)   LIQUIDITY AND FINANCING
      -----------------------

As of March 31, 2002, the Company had a negative working capital of $288,000, compared to a positive working capital of $384,000 at December 31, 2001. The Company had cash and cash equivalents of $150,000 at March 31, 2002 compared to $672,000 at December 31, 2001. As of May 3, 2002, the Company had $49,000 of cash and cash equivalents. In January 2002, the Company implemented a new cash conservation program, whereby most employees and all officers deferred a portion of their salaries and certain consultants deferred their compensation. In April 2002, the Company further reduced its cash requirements by reducing its workforce to two employees and six other employees the payment of whose salaries through April 19, 2002 has been deferred and who since April 19, 2002 have been working without salary. Also, due to the Company's present limited finances, the Company has deferred its development efforts for its products; however, the Company is continuing to sell its Thrombus Precursor Protein diagnostic test kit ("TpP") through its distributors. The Company is also continuing its efforts on collaborations and contract services involving its patented Antigen-Free technology. The Company continues to incur cash expenses in excess of cash receipts and, therefore, requires the receipt of additional licensing fees or additional financing in the very near term. The uncertainties involved in the receipt of additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, raise substantial doubt as to the Company's ability to continue as a going concern. Therefore, the Company's independent public accountants qualified their audit opinion concerning the Company's financial statements as at and for the year ended December 31, 2001 with regard to the Company's ability to continue as a going concern.

The reinstitution of its research and product development for its neurobiology and monoclonal antibody programs and for the development and commercialization of TpP, including the FDA approval process relating to additional 510(k) filings, would require substantial expenditures. To address its need for additional working capital, ABS is actively seeking to license or sell certain of its product lines, particularly TpP, its ABS-103 neurobiology compound and its rights to certain vaccines. If it is successful in licensing some of its products, the licensees might provide additional funding or perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise which could lead to revenue for the Company. There can be no assurance that the Company will be successful in generating funding from these sources.

In addition the Company is seeking financing from institutional investors and/or financing agents. However, in the current economic environment, financing has become more difficult to obtain, and there is no assurance that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all.

The Company's failure to raise sufficient additional funds, either through licensing, or co-marketing activities or additional financing, will have a material adverse effect on its ability to continue as a going concern.

(3)   SALE OF BUSINESS
      ----------------

On June 29, 2001, the Company and its wholly-owned subsidiary, Stellar Bio Systems, Inc. ("Stellar"), completed the sale of Stellar's in vitro immunoflourescent antibody slide format assay business and Stellar's mouse serum business (collectively, the "Stellar Business") to PanBio InDx Inc. ("PanBio InDx"), a wholly owned subsidiary of PanBio Limited, an Australian company. The Company received a purchase price of $1.2 million cash paid at closing and the right to receive an additional total of up to $540,000, payable quarterly over three years, based on revenues of a portion of the Stellar Business sold. Assets sold in the transaction included rights to specified products, rights under certain contracts and leases, inventory, accounts receivable and intellectual property related to the Stellar Business, rights to the name "Stellar," certain computer hardware and software and other tangible assets and goodwill. PanBio InDx assumed certain liabilities of the Stellar Business, including accounts payable. The Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998. Quarterly payments due the Company under the Agreement are recorded as revenue under the caption "Royalties / license fees". The Company recorded $32,000 for the quarterly payment due between June 30, 2001 and December 31, 2001. For the first quarter of 2002, the Company recorded $24,000 of revenue relating to this quarterly payout.

In connection with the sale of the assets, the Company entered into a Manufacture and Supply Agreement with PanBio InDx and PanBio Limited, pursuant to which PanBio InDx is to manufacture the Company's thrombus precursor protein diagnostic test kit for annual periods ending on June 29, that may be terminated on notice given at least 45 days prior thereto.

The following unaudited pro forma summary presents information as if the Stellar Business had been sold as of January 1, 2001. The pro forma amounts include certain adjustments, primarily the elimination of Stellar results of operations and the inclusion of the quarterly payments that the Company would have been entitled to based on revenues of the Stellar Business during the quarter ended March 31, 2001. Pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company:

Pro Forma Consolidated Statements of Operations:


                                                     Three Months Ended
                                                       March 31, 2001
                                                     --------------------

     Total Revenue                                         $ 90,000
                                                     --------------------

     Costs and expenses:
       Cost of sales                                          1,000
       Research and development                             288,000
       Selling, general and administrative                  736,000
     Other Income, net:                                      28,000
                                                     --------------------
     Net loss                                              (907,000)
     Non-cash preferred stock dividend                            -
                                                     --------------------
     Net loss attributable to common stockholders         ($907,000)
                                                     ====================

     Net Loss Per Common Share
       Basic and Diluted net loss per share                ($.02)
        Basic and Diluted                                44,089,000


(4)   NET LOSS PER COMMON SHARE
      -------------------------

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". In accordance with SFAS No. 128, basic net income/loss per common share ("Basic EPS") is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income/loss per common share ("Diluted EPS") is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares then outstanding. Diluted EPS for the 2002 and 2001 reported periods is the same as Basic EPS because the inclusion of stock options, warrants and the conversion of series A and B preferred stock then outstanding would be antidilutive.

(5)   INVENTORY
      ---------

Inventory consists of the following:

                                 March 31, 2002   December 31, 2001
                                -----------------------------------
      Raw Materials               $   274,000      $   274,000
      Finished Goods                   50,000           56,000
                                -----------------------------------
                                  $   324,000      $   330,000
                                ===================================

(6)   STOCKHOLDERS' EQUITY
      --------------------

The following summarizes the stock option activity in all stock option plans for the three months ended March 31, 2002.

                                                            Weighted Avg.
                                                               Option
                                             Shares            Price
                                            -------        -------------
            Expired                           1,000             $10.00
            Cancelled                       231,500              $1.30

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

(7)   TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

On March 27 2002, the Company borrowed $60,000 from a company controlled by Alfred J. Roach, Chairman of the Board of Directors, under a promissory note bearing interest at the rate of 6% per annum and payable on demand. Proceeds of the borrowing are being used for working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

      The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company intends to distribute products), could cause the Company's anticipated results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Examples of these risks and uncertainties include, without limitation, the Company's ability to complete products under development with, and to maintain, superior technological, foresee changes and identify, develop and commercialize innovative and competitive products; obtain widespread acceptance of its products by the medical community, including the reliability, safety and effectiveness of its products; meet competition; comply with various governmental regulations related to the Company's products and obtain government clearance to market its products; successfully develop its manufacturing capability and develop sales and marketing capabilities or enter into manufacturing and/or marketing and sales arrangements with third parties; attract and retain technologically qualified personnel; and generate cash flows and obtain collaborative or other arrangements with pharmaceutical companies or obtain other financing to support its product development testing and marketing operations and growth. These forward-looking statements represent management's judgment as of the date of filing of this Form 10-Q and should be considered with the risk factors set forth in the Company's various filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

      The following discussion and analysis provides information which ABS' management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

Overview
--------

      ABS is a development stage company incorporated in September 1983. To date, ABS has launched two commercial products (TpP, ABS' Thrombus Precursor Protein diagnostic test kit, and FiF, ABS' Functional Intact Fibrinogen diagnostic test), although it has not yet derived significant revenues from the sale of these products. Due to the Company's present limited finances, the Company has deferred its development efforts for its products; however, the Company is continuing to sell its TpP diagnostic kit through its distributors.

       On June 29, 2001, ABS completed the sale of the assets of its wholly owned subsidiary, Stellar Bio Systems, Inc. ("Stellar") for a $1.2 million upfront cash payment at closing plus up to a total of $540,000 payable quarterly over the next three years, based on revenues of a portion of Stellar's business sold. Under the terms of the sale, the buyer of Stellar is to continue contract manufacturing of ABS' Thrombus Precursor Protein (TpP(TM)) diagnostic test kit for the Company. The Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998. Quarterly payments due the Company under the Agreement (which aggregated $24,000 during the quarter ended March 31, 2002) are recorded as revenue under "Royalties/license fees".

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2002, the Company had a negative working capital of $288,000, compared to a positive working capital of $384,000 at December 31, 2001. The Company had cash and cash equivalents of $150,000 at March 31, 2002 compared to $672,000 at December 31, 2001. As of May 3, 2002, the Company had $49,000 of cash and cash equivalents. In January 2002, the Company implemented a new cash conservation program, whereby most employees and all officers deferred a portion of their salaries and certain consultants deferred their compensation. In April 2002, the Company further reduced its cash requirements by reducing its workforce to two employees and six other employees the payment of whose salaries through April 19, 2002 has been deferred and who since April 19, 2020 have been working without salary. Also, due to the Company's present limited finances, the Company has deferred its development efforts for its products; however, the Company is continuing to sell its Thrombus Precursor Protein diagnostic test kit ("TpP") through its distributors. The Company is also continuing its efforts on collaborations and contract services involving its patented Antigen-Free technology. The Company continues to incur cash expenses in excess of cash receipts and, therefore, requires the receipt of additional licensing fees or additional financing in the very near term. The uncertainties involved in the receipt of additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, raise substantial doubt as to the Company's ability to continue as a going concern. Therefore, the Company's independent public accountants qualified their audit opinion concerning the Company's financial statements as at and for the year ended December 31, 2001 with regard to the Company's ability to continue as a going concern.

      The reinstitution of its research and product development for its neurobiology and monoclonal antibody programs and for the development and commercialization of TpP, including the FDA approval process relating to additional 510(k) filings, would require substantial expenditures. To address its need for additional working capital, ABS is actively seeking to license or sell certain of its product lines, particularly TpP, its ABS-103 neurobiology compound and its rights to certain vaccines. If it is successful in licensing some of its products, the licensees might provide additional funding or perform additional testing necessary to obtain regulatory approvals or provide clinical, manufacturing and marketing expertise which could lead to revenue for the Company. There can be no assurance that the Company will be successful in generating funding from these sources.

      In addition the Company is seeking financing from institutional investors and/or financing agents. However, in the current economic environment, financing has become more difficult to obtain, and there is no assurance that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all.

      The Company's failure to raise sufficient additional funds, either through licensing, or co-marketing activities or additional financing, will have a material adverse effect on its ability to continue as a going concern.

      The Company's cash and cash equivalents decreased by $522,000 to $150,000 during the first quarter of 2002. This decrease was primarily due to net cash used in operations ($575,000) which was partly offset by financing activities ($53,000). Net cash of $575,000 was used to fund the Company's cash loss from operations of $686,000, net of non-cash expenses of $47,000 for depreciation and amortization and $33,000 incurred in connection with the amortization of the fair value of stock options issued in 2001 to non employee consultants. Net cash of $111,000 was provided by changes in operating assets and liabilities primarily as a result of an increase in accounts payable and accrued expenses ($132,000) and a decrease in inventory ($6,000), offset, in part, by increases in accounts receivable ($12,000), in other current assets ($12,000) and other assets ($3,000). Financing activities provided $53,000 from the receipt under a related party promissory note ($60,000), offset, in part, by payments under capital lease obligation ($7,000).

Results of Operations
---------------------

   Three Months Ended March 31, 2002
   ---------------------------------

      The Company had a net loss of $766,000 for the first quarter ended March 31, 2002 compared to a net loss of $893,000 for the first quarter ended March 31, 2001. The decrease in the net loss of $127,000 was attributable primarily to a $475,000 decrease in revenues due to the sale of the Stellar business on June 29, 2001, offset, in part, by reduced research and development, and selling, general and administration expenses.

      The decrease in sales during the first quarter of 2002 was primarily due to the sale of Stellar in June 2001. Sales of Stellar was $467,000 during the first quarter of 2001. TpP sales were slightly higher in 2002 than in the same 2001 period.

      Research and development expenses decreased by $199,000, from $331,000 to $132,000, primarily due to reduced personnel costs, reduced research program costs and reduced consulting costs.

      Selling, general and administrative expenses decreased by $227,000, from $901,000 to $674,000, as a result reduced personnel costs and a decrease in investor relations cost and the exclusion of Stellar SG&A costs. Deferred salaries aggregating $85,000 by officers and certain employees were non-cash expenses in the quarter ended March 31, 2002.

      Interest expense increased by $1,000, from $2,000 to $3,000, resulting from increased capitaled lease obligations.

      Investment income decreased by $7,000, from $8,000 in the first quarter of 2001 to $1,000 in first quarter of 2002, as a result of lower average cash balances.

      Equity in loss of joint venture decreased $10,000 due to the Company having converted its 50% ownership interest in American Healing Technologies, Inc. (AHT) into a convertible note and, therefore, not recording any equity in the earnings of AHT.

Critical Accounting Policies and Estimates
------------------------------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and to the extent that they are material, future results of operation will be affected.

The Company believes the following critical accounting policies are important to the portrayal of the Company's financial condition and operating results, and require critical management judgments and estimates about matters that are inherently uncertain. Although management believes that its judgments and estimates are appropriate and reasonable, actual future results may differ from these estimates, and to the extent that such differences are material, future reported operating results may be affected.

      Inventories
      -----------
      The Company's inventories may be subject to obsolescence and there can be no assurance that the Company will be successful in marketing any products. Inventories are valued at the lower of first-in, first-out cost or market, and are actively reviewed for product obsolescence and impaired values, based upon assumptions of future demand and market conditions. When it is determined that inventory is stated at a higher value than that which can be recovered, the Company writes this inventory down to its estimated realizable value.

      Patent Costs
      ------------
      The Company's patent costs represent costs of certain patent applications that have been capitalized. Upon issuance of a patent, such costs are charged to operations utilizing the straight-line method over the lesser of the estimated useful life or 17 years. Costs of unsuccessful patent applications or discontinued projects are charged to expense. When it is determined that patent costs are stated at a higher value than that which can be recovered, the Company writes the applicable patent costs to its estimated realizable value.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------

      The Company's policy is to invest any excess cash in highly liquid investments (primarily United States Treasury Bills) which have a maturity, at the time of purchase, of less than three months. The Company does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations. The Company does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. The Company does not believe it has any other material exposure to market risks associated with interest rates.

                                 PART II
                            OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits
                --------
                None

          (b)   Reports on Form 8-K
                -------------------
                During the quarter ended March 31, 2002, the Company filed Reports on Form 8-K on January 9, 2002 and January 23, 2002, each reporting under Item 5, Other Events. Subsequent to March 31, 2002, the Company filed a Report on Form 8-K on May 7, 2002 reporting under Item 5, Other Events. No financial statements were filed with any of these reports.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN BIOGENETIC SCIENCES, INC.
                                   (Registrant)


Date  May 15, 2002                         /s/ Timothy J. Roach
     ------------------------       ------------------------------------
                                            Timothy J. Roach
                                            Treasurer
                                            (Principal Financial Officer)