Form 10-Q
period 2002-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2002-08-19
CIK 856984

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

For the quarter ended June 30, 2002         Commission File Number 0-19041


                   American Biogenetic Sciences, Inc.
         (Exact name of registrant as specified in its charter)

           Delaware                                 11-2655906
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
           or organization)                             (No.)

             1375 Akron Street                          631-789-2600
      Copiague, New York 11726                      (Telephone number)
  (Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days YES X     NO
                                     ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at August 2, 2002
-------------------------------------       -----------------------------
Class A Common Stock, par value $.001                  41,949,909
Class B Common Stock, par value $.001                   3,000,000

           AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
           ---------------------------------------------------
                      (a development stage company)

             Form 10-Q for the Quarter Ended  June 30, 2002
             ----------------------------------------------

                                      INDEX

Part I -  FINANCIAL INFORMATION

Item 1:  Financial Statements:                                         Page No.
                                                                       --------
         Consolidated Balance Sheets -
             June 30, 2002 and December 31, 2001                          3
         Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 2002 and June 30, 2001 and For the Period from
             Inception (September 1, 1983) Through June 30, 2002          4
         Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2002 and June 30, 2001 and For the Period from Inception (September 1, 1983) Through June 30, 2002 5
         Consolidated Statements of Stockholders' Equity -
             For the Period from Inception (September 1, 1983)
             Through June 30, 2002                                      6 - 9
          Notes to Consolidated Financial Statements                   10 - 14

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     15 - 19

Item 3:  Quantitative and Qualitative Disclosures about Market Risk      19

Part II - OTHER INFORMATION

Item 1:  Legal Proceedings                                               20
Item 2:  Changes in Securities and Use of Proceeds                       20
Item 6:  Exhibits and Reports on Form 8-K                                21
         Signature                                                       21

                         AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                                    (a development stage company)

                                     CONSOLIDATED BALANCE SHEETS

                                                                              June           December
                                                                            30, 2002         31, 2001
                                                                         -------------      ------------

                                                                          (Unaudited)
                                 Assets
Current Assets:
 Cash and cash equivalents                                               $     11,000       $   672,000
 Accounts receivable                                                           19,000            25,000
 Inventories                                                                    9,000           330,000
 Other current assets                                                          23,000            12,000
                                                                         -------------      ------------
   Total current assets                                                        62,000         1,039,000
                                                                         -------------      ------------
Fixed assets, at cost, net of accumulated depreciation and
  amortization of $1,969,000 and $1,953,000, respectively                      79,000            95,000
Patent costs, net of accumulated amortization of $56,000 and
  $750,000, respectively                                                      174,000         1,975,000
Other assets                                                                   85,000            82,000
                                                                         -------------      ------------
                                                                         $    400,000        $3,191,000
                                                                         =============      ============

                  Liabilities And Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                                  $    952,000       $   639,000
  Current portion of capital lease obligation                                  16,000            16,000
  Current portion of notes payable                                             60,000                 -
                                                                         -------------      ------------
    Total current liabilities                                               1,028,000           655,000
                                                                         -------------      ------------
 Long Term Liabilities:
  Capital lease obligation, less current portion                               47,000            57,000
                                                                         -------------      ------------
    Total liabilities                                                       1,075,000           712,000
                                                                         -------------      ------------

 Stockholders' Equity:
  Series A & B convertible preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 9,833 shares and 10,333 shares issued outstanding, respectively (liquidation preference of $5,250,000 and
   $5,500,000 respectively)                                                         -                 -
  Class A common stock, par value $.001 per share; 150,000,000 shares authorized; 41,949,909 and 41,425,909 shares issued and outstanding,
   respectively                                                                42,000            41,000
  Class B common stock, par value $.001 per share; 3,000,000 shares
   authorized; 3,000,000 shares issued and outstanding                          3,000             3,000
  Additional paid-in capital                                               76,247,000        76,224,000
  Deficit accumulated during the development stage                        (76,954,000)      (73,720,000)
  Deferred stock compensation                                                 (13,000)          (69,000)
                                                                         -------------      ------------
    Total stockholders' equity                                               (675,000)        2,479,000
                                                                         -------------      ------------
                                                                         $    400,000       $ 3,191,000
                                                                         =============      ============

The accompanying notes are an integral part of these consolidated balance sheets

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                             For the Period
                                                                                                             From Inception
                                                     Three Months Ended             Six Months Ended        (September 1,
                                               -----------------------------  ----------------------------   1983) Through
                                                June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001   June 30, 2002
                                               --------------  -------------  -------------  -------------  -----------------
     Revenues:
     Sales                                           $8,000        $363,000        $31,000       $851,000       $5,228,000
     Royalties / license fees                        18,000           1,000         43,000          2,000        1,582,000
     Collaborative agreements                             -               -              -         34,000          577,000
                                               --------------  -------------  -------------  -------------  -----------------
                                                     26,000         364,000         74,000        887,000        7,387,000
    Costs and expenses:
       Cost of sales                                314,000         121,000        320,000        313,000        2,346,000
       Research and development                      77,000         227,000        209,000        558,000       33,053,000
       Selling, general and administrative          381,000         918,000      1,055,000      1,809,000       42,452,000
       Impariment charge related to patents      (1,721,000)              -     (1,721,000)             -       (1,721,000)
       Facility consolidation cost                        -               -              -              -          252,000
                                               --------------  -------------  -------------  -------------  -----------------
       Loss from operations                      (2,467,000)       (902,000)    (3,231,000)    (1,793,000)     (72,437,000)
                                               --------------  -------------  -------------  -------------  -----------------
    Other Income (Expense):
       Interest expense                              (1,000)        (13,000)        (4,000)       (15,000)      (4,422,000)
       Net gain on sale of fixed assets                   -               -              -          2,000           17,000
       Net loss on sale of business                       -        (288,000)             -       (288,000)        (288,000)
       Investment income, net                             -           1,000          1,000          9,000        4,719,000
       Equity in loss of joint venture                    -         (12,000)             -        (22,000)         (62,000)
                                               --------------  -------------  -------------  -------------  -----------------
    Loss before extraordinary charge             (2,468,000)     (1,214,000)    (3,234,000)    (2,107,000)     (72,473,000)

    Extraordinary charge for early retirement
       of debentures, net                                 -               -              -              -       (1,140,000)
                                               --------------  -------------  -------------  -------------  -----------------
    Net loss                                     (2,468,000)     (1,214,000)    (3,234,000)    (2,107,000)     (73,613,000)

    Non-cash preferred stock dividend                     -               -              -              -       (3,341,000)
                                               --------------  -------------  -------------  -------------  -----------------
    Net loss attributable to common
    stockholders                                ($2,468,000)    ($1,214,000)   ($3,234,000)   ($2,107,000)    ($76,954,000)
                                               ==============  =============  =============  =============  =================

    Per Share Information (Note 4):

    Basic and Diluted net loss per share             ($ .05)         ($ .03)        ($ .07)        ($ .05)
                                               ==============  =============  =============  =============

    Common shares used in computing per share amounts:
       Basic and Diluted                         44,950,000      44,339,000     44,905,000     44,173,000
                                               ==============  =============  =============  =============

The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (unaudited)


                                                                                                         For the Period From
                                                                          Six Months Ended             Inception (September 1,
                                                                 ------------------------------------        1983) Through
                                                                  June 30, 2002       June 30, 2001          June, 30 2002
                                                                 ----------------    ----------------  -----------------------
Cash Flows From Operating Activities:
Net loss                                                             ($3,234,000)        ($2,107,000)          ($73,613,000)
Adjustments to reconcile net (loss) to net cash
 used in operating activities:
   Depreciation and amortization                                          96,000             183,000              3,774,000
   Net gain on sale of fixed assets                                            -              (2,000)               (17,000)
   Net loss on sale of business                                                -             288,000                288,000
   Net gain on sale of marketable securities                                   -                   -               (217,000)
   Other noncash expenses accrued primarily for stocks,
    options and warrants                                                  56,000              57,000              3,036,000
   Amortization of debt discount included in interest expense                  -                   -              2,160,000
   Extraordinary loss on repurchase of debt                                    -                   -              1,140,000
   Impairment charge related to patents                                1,721,000                   -              1,913,000
   Equity in loss of joint venture                                             -                   -                 62,000
 Changes  in  Operating  Assets  and  Liabilities
   Net of  Effect  of Sale of Business:
   (Increase) decrease in accounts receivable                              6,000            (104,000)              (144,000)
   (Increase) decrease in inventories                                    321,000             (40,000)              (125,000)
   (Increase) decrease in other current assets                           (11,000)             56,000                (23,000)
   (Increase) decrease in other assets                                    (3,000)              7,000                 71,000
   Increase (decrease) in accounts payable and accrued expenses          337,000             636,000              1,308,000
   Increase in interest payable to stockholder                                 -                   -                120,000
                                                                 ----------------    ----------------  -----------------------
          Net cash provided by (used) in operating activities           (711,000)         (1,026,000)           (60,267,000)
                                                                 ----------------    ----------------  -----------------------
Cash Flows From Investing Activities:
  Capital expenditures                                                         -              (6,000)            (2,095,000)
  Proceeds from sale of fixed assets                                           -               2,000                 28,000
  Payments for patent costs and other assets                                   -            (149,000)            (2,973,000)
  Proceeds from sale of business                                               -           1,200,000              1,232,000
  Business acquisition, net of stock issued and cash acquired                  -                   -               (119,000)
  Proceeds from maturity and sale of marketable securities                     -                   -             67,549,000
  Purchases of marketable securities                                           -                   -            (67,332,000)
                                                                 ----------------    ----------------  -----------------------
          Net cash provided by (used in) investing activities                  -           1,047,000             (3,710,000)
                                                                 ----------------    ----------------  -----------------------
Cash Flows From Financing Activities:
  Payments to debentureholders                                                 -                   -             (2,246,000)
  Proceeds from issuance of common stock, net                                  -              19,000             42,898,000
  Proceeds from issuance of Series A convertible preferred stock               -                   -              3,000,000
  Proceeds from issuance of Series B convertible preferred stock               -                   -              2,050,000
  Proceeds from issuance of 5% convertible debentures, net                     -                   -              3,727,000
  Proceeds from issuance of 7% convertible debentures, net                     -                   -              8,565,000
  Proceeds from issuance of 8% convertible debentures, net                     -                   -              7,790,000
  Principal payments under capital lease obligation and
     notes payable                                                       (10,000)            (96,000)              (365,000)
  Redemption of 8% convertible debentures                                      -                   -               (500,000)
  Repurchase of 5% convertible debentures                                      -                   -             (3,852,000)
  Capital contributions from Chairman                                          -                   -              1,000,000
  Increase in loans payable to stockholder / affiliates                   60,000             130,000              3,642,000
  Repayment of loans payable to stockholder / affiliates
   (remainder contributed to capital by the stockholder)                       -                   -             (1,721,000)
                                                                 ----------------    ----------------  -----------------------
          Net cash provided by (used in) financing activities             50,000              53,000             63,988,000
                                                                 ----------------    ----------------  -----------------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (661,000)             74,000                 11,000

Cash and Cash Equivalents at Beginning of Period                         672,000           1,194,000                      -
                                                                 ----------------    ----------------  -----------------------
Cash and Cash Equivalents at End of Period                               $11,000          $1,268,000                $11,000
                                                                 ----------------    ----------------  -----------------------
Supplemental Disclosure of Non-cash Activities:
  Capital expenditure made under capital lease obligation                      -                   -               $107,000
                                                                 ----------------    ----------------  -----------------------
  Convertible debentures converted into 0, 0 and 10,470,583
    shares of Common Stock, respectively                                       -                   -            $14,658,000
                                                                 ----------------    ----------------  -----------------------
  Fair value of warrants or stock options issued                               -                   -             $4,394,000
                                                                 ----------------    ----------------  -----------------------
  Conversion of stockholder loan to preferred stock or
    paid-in capital                                                            -                   -             $1,981,000
                                                                 ----------------    ----------------  -----------------------


The accompanying notes are an integral part of these consolidated statements.

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                           Per               Class A                          Class B
                                                          Share           Common Stock                      Common Stock
                                                          Amount     Shares           Dollars         Shares           Dollars
                                                         --------  -------------  --------------  --------------  ---------------
BALANCE, AT INCEPTION,  (SEPTEMBER 1, 1983)              $                        $           -               -   $            -

  Sale of common stock to Chairman for cash                .33          78,000                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1983                                              78,000                -               -                -
                                                                   -------------  --------------  --------------  ---------------
  Sale of common stock to Chairman for cash                .33         193,500                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1984                                             271,500                -               -                -
                                                                   -------------  --------------  --------------  ---------------
  Sale of common stock to Chairman for cash                .33         276,700            1,000               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1985                                             548,200            1,000               -                -
                                                                   -------------  --------------  --------------  ---------------
  Sale of common stock to Chairman for cash                .33         404,820                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1986                                             953,020            1,000               -                -
                                                                   -------------  --------------  --------------  ---------------
  Sale of common stock to Chairman for cash                .33          48,048                -               -                -
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1987                                           1,001,068            1,000               -                -
                                                                   -------------  --------------  --------------  ---------------
  Exchange of common stock for Class B stock                        (1,001,068)          (1,000)      1,001,068            1,000
  Sale of Class B stock to Chairman for cash               .33               -                -       1,998,932            2,000
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1988                                                   -                -       3,000,000            3,000
                                                                   -------------  --------------  --------------  ---------------
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1989                                                   -                -       3,000,000            3,000
                                                                   -------------  --------------  --------------  ---------------
  Conversion of loans payable to stockholder into
    additional paid-in capital                                               -                -               -                -
  Sale of 1,150,000 Units to public consisting of
    3,450,000 shares of Class A common stock and
    warrants (net of $1,198,000 underwriting expenses)    2.00       3,450,000            3,000               -                -
  Conversion of Class B stock into
    Class A stock                                                      668,500            1,000        (668,500)          (1,000)
  Net (loss) for the period                                                  -                -               -                -
                                                                   -------------  --------------  --------------  ---------------
BALANCE, DECEMBER 31, 1990                                           4,118,500           $4,000       2,331,500           $2,000
                                                                   -------------  --------------  --------------  ---------------

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (unaudited)(continued)

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

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (unaudited)(continued)


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

(Continued)

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (unaudited)(continued)


                                                        Per          Class A                   Class B
                                                       Share        Common Stock             Common Stock
                                                       Amount    Shares      Dollars      Shares        Dollars
                                                      -------  ----------  ------------  -----------  ----------
BALANCE, DECEMBER 31, 1999                            $       36,918,510     $37,000     3,000,000     $3,000

  Sale of Series A Convertible Preferred Stock
    (7,000 shares)                                                     -           -             -          -
  Warrants issued with the Convertible Preferred
    Stock                                                              -           -             -          -
  Non-cash preferred stock dividend                                    -           -             -          -
  Exercise of stock options and warrants                .97    1,278,675       1,000             -          -
  Fair value of warrants issued                                        -           -             -          -
  Class A Common Stock issued                           .55    2,830,070       3,000             -          -
  Net (loss) for the period                                            -           -             -          -
                                                               ----------  ------------  -----------  -----------
BALANCE, DECEMBER 31, 2000                                    41,027,255      41,000     3,000,000      3,000
                                                               ----------  ------------  -----------  -----------
  Sale of Series B Convertible Preferred Stock (3,333
    shares)                                                            -           -             -          -
  Warrants issued with the Convertible Preferred
    Stock                                                              -           -             -          -
  Non-cash preferred stock dividend                                    -           -             -          -
  Exercise of stock options and warrants                .25       75,000           -             -          -
  Fair value of stock options issued to consultants                    -           -             -          -
  Amortization of deferred stock compensation                          -           -             -          -
  Class A Common Stock issued                           .64      323,654           -             -          -
  Net (loss) for the period                                            -           -             -          -
                                                               ----------  ------------  -----------  -----------
BALANCE, DECEMBER 31, 2001                                    41,425,909     $41,000     3,000,000     $3,000
                                                               ----------  ------------  -----------  -----------
  Conversion of 500 Shares of Series A Convertible
   Preferred Stock                                      .50      500,000       1,000             -          -
  Amortization of deferred stock compensation                          -           -             -          -
  Class A Common Stock issued                          1.00       24,000           -             -          -
  Net (loss) for the period                                            -           -             -          -
                                                               ----------  ------------  -----------  -----------
BALANCE, JUNE 30, 2002                                        41,949,909     $42,000     3,000,000     $3,000
                                                               ----------  ------------  -----------  -----------

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

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (unaudited)(continued)

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

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (unaudited)(continued)


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

              AMERICAN BIOGENETIC SCIENCES, INC AND SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (unaudited)(conintued)

                                                                         Deficit
                                                                     Accumulated
                                                     Additional       During the       Deferred
                                                       Paid-in       Development         Stock
                                                       Capital          Stage         Compensation      Total
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 1999                           $63,852,000     ($62,314,000)         $  -      $ 1,578,000
  Sale of Series A Convertible Preferred Stock
    (7,000 shares)                                     3,500,000                -             -        3,500,000
  Warrants issued with the Convertible Preferred
    Stock                                              2,450,000                -             -        2,450,000
  Non-cash preferred stock dividend                            -       (2,450,000)            -       (2,450,000)
  Exercise of stock options and warrants               1,234,000                -             -        1,235,000
  Fair value of warrants issued                          342,000                -             -          342,000
  Class A Common Stock issued                          1,557,000                -             -        1,560,000
  Net (loss) for the period                                    -       (3,775,000)            -       (3,775,000)
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 2000                            72,935,000      (68,539,000)            -        4,440,000
                                                    -------------   --------------   -------------   ------------
  Sale of Series B Convertible Preferred Stock
    (3,333 shares)                                     1,188,000                -             -        1,188,000
  Warrants issued with the Convertible Preferred
    Stock                                                862,000                -             -          862,000
  Non-cash preferred stock dividend                      891,000         (891,000)            -                -
  Exercise of stock options and warrants                  19,000                -             -           19,000
  Fair value of stock options issued to consultants      123,000                -      (123,000)               -
  Amortization of deferred stock compensation                  -                -        54,000           54,000
  Class A Common Stock issued                            206,000                -             -          206,000
  Net (loss) for the period                                    -       (4,290,000)            -       (4,290,000)
                                                    -------------   --------------   -------------   ------------
BALANCE, DECEMBER 31, 2001                            76,224,000      (73,720,000)      (69,000)       2,479,000
                                                   -------------   --------------   -------------   ------------

  Conversion of 500 Shares of Series A Convertible
   Preferred Stock                                        (1,000)               -             -                -
  Amortization of deferred stock compensation                  -                -        56,000           56,000
  Class A Common Stock issued                             24,000                -             -           24,000
  Net (loss) for the period                                    -       (3,234,000)            -       (3,234,000)
                                                    -------------   --------------   -------------   ------------
BALANCE, JUNE 30, 2002                              $ 76,247,000    $ (76,954,000)     ($13,000)       ($675,000)
                                                    -------------   --------------   -------------   ------------

The accompanying notes are an integral part of these consolidated statements.

               AMERICAN BIOGENETIC SCIENCES, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                  June 30, 2002
                                  -------------

(1)  INTERIM FINANCIAL STATEMENTS
     ----------------------------

     The interim unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2002 and results of operations for the three and six months ended June 30, 2002 and June 30, 2001. The Company's financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the full year.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company's financial statements as at and for the year ended December 31, 2001 were audited by Arthur Andersen & Co. LLP ("Andersen"). The Company has been advised that Andersen is unable to perform future audit services for the Company and, as a result, Andersen's relationship with the Company has effectively terminated. The Company has not appointed new independent auditors. Accordingly, the accompanying financial statements have not been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X.

(2)  LIQUIDITY AND FINANCING
     -----------------------

     As of June 30, 2002, the Company had a negative working capital of $966,000, compared to a positive working capital of $384,000 at December 31, 2001. The Company had cash and cash equivalents of $11,000 at June 30, 2002 compared to $672,000 at December 31, 2001. As of July 31, 2002, the Company had $12,000 of cash and cash equivalents. In January 2002, the Company implemented a new cash conservation program, whereby most employees and all officers deferred a portion of their salaries and certain consultants deferred their compensation. In April 2002, the Company further reduced its cash requirements by reducing its workforce to two employees and six other employees, the payment of whose salaries through April 19, 2002 has been deferred and who since April 19, 2002 have been working without salary. In June 2002, the workforce was further reduced to one paid employee and four others who continue to work without salary. Also, due to the Company's present limited finances, the Company has deferred its development efforts for its products. The Company continues to incur cash expenses in excess of cash receipts and, therefore, requires the receipt of additional licensing fees or additional financing in the very near term. The uncertainties involved in the receipt of additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, raise substantial doubt as to the Company's ability to continue as a going concern. Therefore, the Company's independent public accountants qualified their audit opinion concerning the Company's financial statements as at and for the year ended December 31, 2001 with regard to the Company's ability to continue as a going concern.

     The reinstitution of its research and product development for its neurobiology and monoclonal antibody programs and for the development and commercialization of TpP, including the FDA approval process relating to additional 510(k) filings, would require substantial expenditures. To address its need for additional working capital, ABS has been seeking to license or sell certain of its product lines and its patents, particularly TpP, its ABS-103 neurobiology compound and its rights to certain vaccines. There can be no assurance that the Company will be successful in these efforts. In addition, the Company has been seeking financing from institutional investors and/or financing agents. However, in the current economic environment, financing has become more difficult to obtain, and there is no assurance that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all.

     The Company has not been successful to date in its efforts to license or sell product lines and patents nor to obtain other financing. Accordingly, the Company is considering various alternatives, including its potential dissolution and initiating bankruptcy proceedings.

(3)  ASSET WRITE-DOWNS
     -----------------

     Financial Accounting Standards Board (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires judgments regarding future operating or disposition plans for marginally performing assets. As a result of the Company's lack of success to date in its efforts to license or sell product lines and patents or obtain other financing and its current consideration of other alternatives as discussed in Note 2, the Company has determined to write-down patent costs, except those related to its ABS 103 therapeutic neurocompounds, resulting in the write-down of its patent costs (net of accumulated amortization) by $1,721,000 to an estimated realizable value of $174,000 at June 30, 2002, and to write-down its inventories by $313,000 to an estimated realizable value of $9,000 at June 30, 2002.

(4)  SALE OF BUSINESS
     ----------------

     On June 29, 2001, the Company and its wholly-owned subsidiary, Stellar Bio Systems, Inc. ("Stellar"), completed the sale of Stellar's in vitro immunoflourescent antibody slide format assay business and Stellar's mouse serum business (collectively, the "Stellar Business") to PanBio InDx Inc. ("PanBio InDx"), a wholly owned subsidiary of PanBio Limited, an Australian company. The Company received a purchase price of $1.2 million in cash paid at closing and the right to receive up to an additional total of $540,000, payable quarterly over three years, based on revenues of a portion of the Stellar Business sold. Assets sold in the transaction included rights to specified products, rights under certain contracts and leases, inventory, accounts receivable and intellectual property related to the Stellar Business, rights to the name "Stellar," certain computer hardware and software and other tangible assets and goodwill. PanBio InDx assumed certain liabilities of the Stellar Business, including accounts payable. The Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998. Quarterly payments due the Company under the Agreement are recorded as revenue under the caption "Royalties / license fees". The Company recorded $32,000 for the quarterly payment due between June 30, 2001 and December 31, 2001. For the six months of 2002, the Company recorded $38,000 of revenue relating to this quarterly payout.

     In connection with the sale of the assets, the Company entered into a Manufacture and Supply Agreement with PanBio InDx and PanBio Limited, pursuant to which PanBio InDx is to manufacture the Company's thrombus precursor protein diagnostic test kit for annual periods ending on June 29, that may be terminated on notice given at least 45 days prior thereto. No such notice has been received.

     The following unaudited pro forma summary presents information as if the Stellar Business had been sold as of January 1, 2001. The pro forma amounts include certain adjustments, primarily the elimination of Stellar results of operations and the inclusion of the quarterly payments that the Company would have been entitled to based on revenues of the Stellar Business during the quarter and six months ended June 30, 2001. Fiscal 2002 information are actual results, exclusive of the Stellar Business. Pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company:

Pro Forma Consolidated Statements of Operations:

                                                  Three Months Ended           Six Months Ended
                                             -----------------------------  ----------------------------
                                             June 30, 2002  June 30, 2001   June 30, 2002  June 30, 2001
                                             -------------  --------------  -------------  -------------
  Total Revenue                                  $26,000       $29,000         $74,000        $119,000
                                             -------------  --------------  -------------  -------------

  Costs and expenses:
    Cost of sales                                314,000         6,000          320,000          7,000
    Research and development                      77,000       195,000          209,000        483,000
    Selling, general and administrative          381,000       773,000        1,055,000      1,499,000
    Impairment charge related to patent costs   1,721000             -        1,721,000              -

  Other Income (Expense), Net:                    (1,000)      (13,000)          (3,000)         5,000
                                             -------------  --------------  -------------  -------------
  Net loss                                    (2,468,000)     (958,000)      (3,234,000)    (1,865,000)
  Preferred stock dividend related to
    warrants                                           -             -                -              -
                                             -------------  --------------  -------------  -------------
  Net loss attributable to common
  stockholders                               ($2,468,000)    ($958,000)     ($3,234,000)   ($1,865,000)
                                             =============  ==============  =============  =============
  Net Loss Per Common Share
    Basic and Diluted net loss per share         ($ .05)        ($ .02)          ($ .07)        ($ .04)
    Basic and Diluted                         44,950,000    44,339,000       44,905,000     44,173,000



(5)  NET LOSS PER COMMON SHARE
     -------------------------

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

(6)  INVENTORY
     ---------

     Inventory consists of the following:

                           June 30, 2002     December 31, 2001
                           ------------------------------------
     Raw Materials            $       -         $ 274,000
     Finished Goods               9,000            56,000
                           ------------------------------------
                              $   9,000         $ 330,000
                           ====================================


(7)  STOCKHOLDERS' EQUITY
     --------------------

     The following summarizes the stock option activity in all stock option plans for the three months ended June 30, 2002.

                                              Weighted Avg.
                                                  Option
                                     Shares       Price
                                     -------  -------------
     Granted                         640,000       $.10
     Cancelled                        41,250       $.89

Each option entitles the holder to purchase one share of Class A Common Stock of the Company.

(8)  TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     On March 27 2002, the Company borrowed $60,000 from a company controlled by Alfred J. Roach, Chairman of the Board of Directors, under a promissory note bearing interest at the rate of 6% per annum and payable on demand. Proceeds of the borrowing were used for working capital.

(9)  LITIGATION
     ----------

     The Company is party to an action commenced by Norman Kaminsky, derivatively on behalf of the Company, against Alfred J. Roach, Chairman of the Board of Directors of the Company, various other unaffiliated purchasers of Common Stock sold by the Company in an October 1998 private placement, M.H. Meyerson & Co., Inc., an alleged financial advisor to the Company ("Meyerson"), certain alleged employees, officers and directors of Meyerson, and the Company, as nominal defendant. The action was brought in the Supreme Court of the State of New York, Nassau County as a purported derivative action so a recovery, if any is awarded, less fees and costs would presumably inure to the benefit of the Company. The action alleges that the Company sold stock to the defendants, including Mr. Roach, for inadequate consideration resulting in an alleged breach of a fiduciary duty of loyalty and a duty of care by Mr. Roach, Meyerson and the alleged employees, officers and directors of Meyerson, a breach of contract by Meyerson and unjust enrichment by all defendants. The action seeks damages in an unspecified amount against Mr. Roach, Meyerson and the alleged employees, officers and directors of Meyerson, the disgorgement of all realized monies, profits and gains allegedly obtained by, and creation of a constructive trust against, all defendants, and interest, costs and disbursements. On June 27, 2002, the Court denied the Company's motion to dismiss the action.

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

Overview
--------

     ABS a has been a development stage company since its incorporation in September 1983. While ABS has launched two commercial products (TpP, ABS' Thrombus Precursor Protein diagnostic test kit, and FiF, ABS' Functional Intact Fibrinogen diagnostic test), it has not yet derived significant revenues from the sale of these products. As indicated in "Liquidity and Capital Resources," below, due to the Company's present limited finances, the Company reduced its workforce to one paid employee and four others who have deferred their salaries and has deferred its development efforts for its products.

      On June 29, 2001, ABS completed the sale of the assets of its wholly owned subsidiary, Stellar Bio Systems, Inc. ("Stellar") for a $1.2 million upfront cash payment at closing plus up to a total of $540,000 payable quarterly over the next three years, based on revenues of a portion of Stellar's business sold. Under the terms of the sale, the buyer of Stellar is to continue contract manufacturing of ABS' Thrombus Precursor Protein (TpP(TM)) diagnostic test kit for the Company. For the three and six months ended June 29, 2001, the Company recorded a loss on the sale of $288,000, which included the write-off of $705,000 of unamortized goodwill related to the Company's purchase of Stellar in 1998. Quarterly payments due the Company under the Agreement (which aggregated $38,000 during the six months ended June 30, 2002) are recorded as revenue under "Royalties/license fees".

     As a result of the Company's lack of success to date in its efforts to license or sell product lines and patents or obtain other financing and its current consideration of other alternatives, which includes its potential dissolution and initiating bankruptcy proceedings, the Company has determined to write-down patent costs, except those related to its ABS 103 therapeutic neurocompounds, resulting in write-down of its patent costs (net of accumulated amortization) by $1,721,000 to an estimated realizable value of $174,000 at June 30, 2002 and to write-down its inventories by $313,000 to an estimated realizable value of $9,000 at June 30, 2002.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2002, the Company had a negative working capital of $966,000, compared to a positive working capital of $384,000 at December 31, 2001. The Company had cash and cash equivalents of $11,000 at June 30, 2002 compared to $672,000 at December 31, 2001. As of July 31, 2002, the Company had $12,000 of cash and cash equivalents. In January 2002, the Company implemented a new cash conservation program, whereby most employees and all officers deferred a portion of their salaries and certain consultants deferred their compensation. In April 2002, the Company further reduced its cash requirements by reducing its workforce to two employees and six other employees, the payment of whose salaries through April 19, 2002 has been deferred and who since April 19, 2020 have been working without salary. In June 2002, the workforce was further reduced to one paid employee. Also, due to the Company's present limited finances, the Company has deferred its development efforts for its products. The Company continues to incur cash expenses in excess of cash receipts and, therefore, requires the receipt of additional licensing fees or additional financing in the very near term. The uncertainties involved in the receipt of additional licensing fees or receipt of additional financing, many of which are outside the control of the Company, raise substantial doubt as to the Company's ability to continue as a going concern. Therefore, the Company's independent public accountants qualified their audit opinion concerning the Company's financial statements as at and for the year ended December 31, 2001 with regard to the Company's ability to continue as a going concern.

     The reinstitution of its research and product development for its neurobiology and monoclonal antibody programs and for the development and commercialization of TpP, including the FDA approval process relating to additional 510(k) filings, would require substantial expenditures. To address its need for additional working capital, ABS has been actively seeking to license or sell certain of its product lines and patents, particularly TpP, its ABS-103 neurobiology compound and its rights to certain vaccines. There can be no assurance that the Company will be successful in these efforts. In addition, the Company has been seeking financing from institutional investors and/or financing agents. However, in the current economic environment, financing has become more difficult to obtain, and there is no assurance that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain financing at all.

      The Company has not been successful to date in its efforts to license or sell product lines and patents nor to obtain other financing. Accordingly, the Company is considering various alternatives, including its potential dissolution and initiating bankruptcy proceedings.

     The Company's cash and cash equivalents decreased by $661,000 to $11,000 during the six months ended June 30, 2002. This decrease was primarily due to net cash used in operations ($711,000) which was partly offset by net cash provided from financing activities ($50,000). Net cash of $711,000 was used to fund the Company's cash loss from operations of $361,000, net of non-cash expenses of $96,000 for depreciation and amortization, $56,000 incurred in connection with the amortization of the fair value of stock options issued in 2001 to non employee consultants and $1,72,000 of an impairment charge relating to patnets. Net cash of $650,000 was provided by changes in operating assets and liabilities primarily as a result of an increase in accounts payable and accrued expenses ($337,000), a decrease in inventory ($321,000) and a decrease in accounts receivable ($6,000), offset, in part, by an increase in other current assets ($11,000) and other assets ($3,000). Financing activities provided $50,000 from the receipt under a related party promissory note ($60,000), offset, in part, by payments under a capital lease obligation ($10,000).

Results of Operations
---------------------

     Three Months Ended June 30, 2002
     --------------------------------

     While the Company's net loss of $2,468,000 for the three months ended June 30, 2002 increased by $1,254,000 from a net loss of $1,214,000 for the three months ended June 30, 2001, the increase was primarily due to the write off of inventories and patents discussed above, partially offset by, voluntary reductions in selling, general and administrative expenses, and in research and development expenses and the net effect of the sale of the Stellar Business in June 2001.

     Sales during the second quarter of 2002 were $8,000, a decrease of $355,000 from sales in the comparable period in fiscal 2001, primarily due to the sale of the Stellar Business in June 2001. Sales of Stellar were $349,000 during the second quarter of 2001. Sales of TpP diagnostic kits were $5,000 lower during the second quarter of 2002 than in the second quarter of 2001. Royalties/license fees of $18,000 for the second quarter of 2002 includes a $14,000 quarterly contingent payment relating to the sale of the Stellar Business.

     Cost of goods sold increased from $121,000 for the second quarter of 2001 to $314,000 for the second quarter of 2002, principally as a result of the write-down of $313,000 of inventories discussed in "Overview," above. The remaining change in cost of sales (a reduction of approximately $120,000) was principally due to the absence of cost of goods sold of the Stellar Business sold at the end of the second quarter of 2001. Cost of products sold during the three month period ended June 30, 2002 was $1,000.

     Research and development expenses decreased by $150,000, from $227,000 for the three months ended June 30, 2001 to $77,000 for the three months ended June 30, 2002, primarily from reduced staffing, reduced research program costs, reduced consulting costs and the exclusion of Stellar R&D costs.

     Selling, general and administrative expenses decreased by $537,000, from $918,000 in the second quarter of 2001 to $381,000 in the second quarter of 2002, as a result of reduced staff levels, reduced professional service fees, the exclusion of Stellar selling and general administrative costs and reduced investor relations costs. Deferred salaries aggregating $33,000 by officers and certain employees were non-cash expenses in the second quarter ended June 30, 2002.

     The impairment charge related to patents of $1,721,000 in the three month period of 2002 resulted from the determination discussed in "Overview," above.

     Interest expense decreased by $12,000 to $1,000 in the second quarter of 2002, primarily from a decrease in notes payable to an unaffiliated third party.

     Investment income decreased from $1,000 in the second quarter of 2001 to zero in the second quarter of 2002, as a result of lower average cash balances.

     Equity in loss of joint venture decreased $12,000 due to the Company having converted its 50% ownership interest in American Healing Technologies, Inc.
(AHT) into a convertible note in the first quarter of 2002 and therefore not recording any equity in the earnings or losses of AHT thereafter.

     Six Months Ended June 30, 2002
     ------------------------------

     The Company's net loss of $3,234,000 for the six months ended June 30, 2002 was higher than the net loss of $2,107,000 for the six months ended June 30, 2001, the increase in the net loss was primarily due to the write off of inventories and patents discussed above, offset in part by, reduced selling, general and administrative expenses, reduced research and development expenses and the net effect of the sale of the Stellar Business in June 2001.

     Sales of Stellar (included in the Company's consolidated results in the 2001 period) were $816,000 for the six month period ended June 30, 2001. Excluding sales of Stellar, sales were relatively flat ($31,000 in the six months ended June 30, 2002 compared to $35,000 in the six months ended June 30,
2001). Royalties/license fees includes $38,000 in contingent payments for the six months ended June 30, 2002 arising out of the sale of the Stellar Business.

     Cost of goods sold increased by $7,000 in the six months ended June 30, 2002 from the comparable period in 2001 as a result of the write-down of $313,000 of inventories discussed in "Overview," above, offset by a reduction of $306,000 due to the absence of cost of goods sold of the Stellar Business sold at the end of the second quarter of 2001. Cost of products sold during the three month period ended June 30, 2002 was $7,000.

     Research and development expenses decreased by $306,000, from $558,000 during the six months ended June 30, 2001 to $209,000 during the six months ended June 30, 2002, primarily from reduced staffing, reduced research program costs, reduced consulting costs and the exclusion of Stellar R&D costs.

     Selling, general and administrative expenses decreased by $754,000, from $1,809,000 during the six months ended June 30, 2001 to $1,055,000 during the six months ended June 30, 2002, as a result of reduced staff levels, reduced professional service fees, the exclusion of Stellar selling, general and administrative costs and reduced investor relations costs. Deferred salaries aggregating $118,000 by officers and certain employees were non-cash expenses in the second quarter ended June 30, 2002.

     The impairment charge related to patents of $1,721,000 in the six month period of 2002 resulted from the determination discussed in "Overview," above.

     Interest expense decreased by $11,000, from $15,000 during the six months of 2001 compared to $4,000 during the six months of 2002, resulting from reduced note payables to an unaffiliated third party and capital lease obligations.

     Investment income decreased by $8,000, to $1,000 during the six months ended June 30, 2002 as a result of lower average cash balances.

     Equity in loss of joint venture decreased $22,000 due to the Company having converted its 50% ownership interest in American Healing Technologies, Inc.
(AHT) into a convertible note in the first quarter of 2002 and therefore not recording any equity in the earnings or losses of AHT thereafter.

Critical Accounting Policies and Estimates
------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and, to the extent that they are material, future results of operation will be affected.

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

     Inventories
     -----------
     The Company's inventories may be subject to obsolescence and there can be no assurance that the Company will be successful in marketing any products. Inventories are valued at the lower of first-in, first-out cost or market, and are periodically reviewed for product obsolescence and impaired values, based upon assumptions of future demand and market conditions. When it is determined that inventory is stated at a higher value than that which can be recovered, the Company writes this inventory down to its estimated realizable value. As noted in "Overview," above, the Company has determined to write-down its inventories by $313,000 to an estimated realizable value of $9,000 at June 30, 2002.

     Patent Costs
     ------------
     The Company's patent costs represent costs of certain patent applications that have been capitalized. Upon issuance of a patent, such costs are charged to operations utilizing the straight-line method over the lesser of the estimated useful life or 17 years. Costs of unsuccessful patent applications or discontinued projects are charged to expense. When it is determined that patent costs are stated at a higher value than can be recovered, the Company writes the applicable patent costs to its estimated realizable value. As noted in "Overview," above, the Company has determined to write-down its patent costs by $1,721,000 to an estimated realizable value of $174,000 at June 30, 2002.

Forward Looking Statements
--------------------------

     The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company intends to distribute products), could cause the Company's anticipated results, performance and achievements to differ materially from those described or implied in the forward-looking statements. These risks and uncertainties include, without limitation, the Company's ability to generate cash flows and obtain collaborative or other arrangements with pharmaceutical companies or obtain other financing (as to which it has not been successful to date). If the Company is successful in these efforts, examples of the risks and uncertainties that its continued operations will be subject to include, among others, risks associated with its ability to complete the development of commercially feasible products; to maintain, superior technological, foresee changes and identify, develop and commercialize innovative and competitive products; obtain widespread acceptance of its products by the medical community, including the reliability, safety and effectiveness of its products; meet competition; comply with various governmental regulations related to the Company's products and obtain government clearance to market its products; successfully develop its manufacturing capability and develop sales and marketing capabilities or enter into manufacturing and/or marketing and sales arrangements with third parties; attract and retain technologically qualified personnel; and effect of the general economy and business conditions (both in the United States and in the overseas markets where the Company intends to distribute products). These forward-looking statements represent management's judgment as of the date of filing of this Form 10-Q and should be considered with the risk factors set forth in the Company's various filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     The Company's policy had been to invest any excess cash in highly liquid investments (primarily United States Treasury Bills) which have a maturity, at the time of purchase, of less than three months. The Company does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations. The Company does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. The Company does not believe it has any other material exposure to market risks associated with interest rates.

                             PART II
                        OTHER INFORMATION

Item 1.    Legal Proceedings

     Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 in which the Company reported an action commenced by Norman Kaminsky, derivatively on behalf of the Company, against Alfred J. Roach, Chairman of the Board of Directors of the Company, various other unaffiliated purchasers of Common Stock sold by the Company in an October 1998 private placement, M.H. Meyerson & Co., Inc., an alleged financial advisor to the Company ("Meyerson"), certain alleged employees, officers and directors of Meyerson, and the Company, as nominal defendant. The action was brought in the Supreme Court of the State of New York, Nassau County as a purported derivative action so a recovery, if any is awarded, less fees and costs would presumably inure to the benefit of the Company. The action alleges that the Company sold stock to the defendants, including Mr. Roach, for inadequate consideration resulting in an alleged breach of a fiduciary duty of loyalty and a duty of care by Mr. Roach, Meyerson and the alleged employees, officers and directors of Meyerson, a breach of contract by Meyerson and unjust enrichment by all defendants. The action seeks damages in an unspecified amount against Mr. Roach, Meyerson and the alleged employees, officers and directors of Meyerson, the disgorgement of all realized monies, profits and gains allegedly obtained by, and creation of a constructive trust against, all defendants, and interest, costs and disbursements. On June 27, 2002, the Court denied the Company's motion to dismiss the action based on plaintiff's failure to have made a demand on the Company's Board of Directors to bring the action, finding "reasonable doubt that the Board lacked the independence necessary to impartially consider a Demand."

Item 2.    Changes in Securities and Use of Proceeds

     On January 15, 2000, Biotechnology Value Fund converted 500 shares of Series A Convertible Preferred Stock (having a liquidation preference of $250,000) into 500,000 shares of the Company's Class A Common Stock. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), is applicable to the issuance of such shares, as such issuance involved a security exchanged by the Company with an existing security holder exclusively, where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

     In January and February 2002, the Company issued an aggregate of 24,000 shares of its Class A Common Stock to Southard Communications, Inc. ("Southard"), a public relations firm, in lieu of $24,000 for services rendered. Southard agreed to acquire such shares for investment and not for redistribution. The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of such shares.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------
         None

     (b) Reports on Form 8-K
         -------------------
         No Report on Form 8-K was filed by the Company during the quarter for which this Report is filed. However, a Report on Form 8-K dated (date of earliest event reported) August 5, 2002, as amended, was filed reporting under Item 4 - Changes in Registrant's Certifying Accountant.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN BIOGENETIC SCIENCES, INC.
                                    -----------------------------------
                                        (Registrant)

Date:   August 19, 2002             /s/ Timothy J. Roach
      -------------------           -----------------------------------
                                       Timothy J. Roach
                                       Treasurer
                                      (Principal Financial Officer)
Page 21