Form 10QSB
period 2002-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-02-15
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-19041

AMERICAN BIOGENETIC SCIENCES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (212) 688-5688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No☒

At September 30, 2002, the Registrant had 41,949,909 shares of Class A Common Stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of American Biogenetic Sciences, Inc., a Delaware corporation discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General Background

American Biogenetic Sciences, Inc., a Delaware corporation, is sometimes referred to herein as "we", "us", "our", "Company" and the "Registrant". The Registrant was formed in 1983 for the purpose of researching, developing and marketing cardiovascular and neurobiology products for commercial development and distributing vaccines. The Registrant's products were designed for in vitro and in vivo diagnostic procedures and therapeutic drugs, and its products had been identified for use in the treatment of epilepsy, migraine and mania, neurodegenerative diseases, coronary artery diseases and cancer.  The Registrant commenced selling its products during the last quarter of 1997 but did not generate any sufficient revenues from operations to fund its operating expenses. During the period from its inception in 1983 through its fiscal year ended December 31, 2001, the Registrant's accumulated net loss was $73,720,000.

On September 19, 2002, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of New York (case no. 02-86689). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. In connection with the Chapter 7 petition, each officer of the Registrant either resigned or was terminated as an officer and employee and all of the directors resigned effective September 20, 2002. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On November 4, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the bankruptcy proceeding, is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any assets or liabilities of the debtor and the debtor's interests in any subsidiaries.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and management, and the authority to change the Registrant's articles of incorporation with respect to the capital stock of the Company. On November 29, 2005, the Registrant's board of directors approved an amendment to the Registrant's articles of incorporation to (i) increase the number of authorized shares of capital stock to 910,000,000 shares, including 900,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. On November 8, 2005, Park Avenue Group appointed Richard Rubin to the board of directors of the Registrant, which then appointed Mr. Rubin to be chief executive officer and chief financial officer of the Registrant.

New Business Objectives of the Registrant

As a result of the Chapter 7 bankruptcy proceeding, the Registrant has no present operations and has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

Following the Registrant's fiscal year ended December 31, 2001, its common stock has been subject to quotation on the pink sheets. There is currently only a limited trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Registrant's executive officer/director intends to devote such time as he deems necessary to carry out the Registrant's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that the Registrant will be successful in its efforts. We cannot project the amount of time that our executive officer/director will actually devote to the Registrant's plan of operation.

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. If our management seeks to acquire another business or pursue a new business opportunity, it would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does management intend to seek pre-approval from our shareholders. Under the laws of the State of Delaware, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

The Registrant is entirely dependent on the judgment of its executive officer/director in connection with pursuing a new business opportunity or a selection process for a target operating company. In evaluating a prospective new business opportunity or an operating company, he would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in the Registrant. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. Our new management was appointed in November 2005. As of December 31, 2005, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through December 31, 2005, during which this quarterly report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

The Registrant reports in this quarterly report on Form 10-QSB a change in certifying accountants. In connection with the Registrant's receipt on August 5, 2002 of a letter from the Securities and Exchange Commission ("SEC") that the SEC has been advised by Arthur Andersen LLP, the Registrant's independent public accountants, that Andersen is unable to perform future audit services for the Registrant and, as a result, Andersen's relationship with the Registrant was effectively terminated. This was reported in the Registrant's Forms 8-K and 8-K/A filed on August 9, 2002 and August 15, 2002, respectively.

(a)(1) Previous Independent Accountant

(i) The Registrant reports a change in certifying accountants, which involved the inability of Arthur Andersen LLP to perform audit services for the Registrant, as represented in the SEC's letter to the Registrant dated August 5, 2002.

(ii) Arthur Andersen LLP's reports on the financial statements of the Company for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles, except as described below.

For the years ended December 31, 2001 and 2000, Arthur Andersen LLP rendered reports dated February 22, 2002 and March 23, 2001, respectively, which contained a paragraph raising substantial doubt about the Company's ability to continue as a going concern.

In connection with the audits of the Company's financial statements for the years ended December 31, 2002 and 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(iii) The decision to change accountants was recommended and approved by the new board of directors of the Registrant on January 9, 2006.

(a)(2) Engagement of New Independent Accountant.

On January 9, 2006, the Registrant's board of directors recommended and approved the engagement of Michael F. Cronin, CPA, Rochester, New York, as its independent accountant to audit the Registrant's financial statements for its fiscal years ended December 31, 2002 and 2003.

(a)(3) The Registrant has not provided Arthur Andersen LLP with a copy of the disclosures it is making in response to this Item nor has the Registrant requested Arthur Andersen LLP to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Registrant in (a)(1)(i) and (ii) above and, if not, stating the respects in which Arthur Andersen LLP does not agree. The Registrant was advised by Arthur Andersen LLP in August 2002 that it was no longer issuing letters to companies for whom it was proving audit services, such as the Registrant, either concurring or disagreeing with the statements of the nature made herein by the Registrant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant filed a Form 8-K on August 9, 2002 and a Form 8-K/A on August 15, 2002 with Item 4 disclosure regarding the inability of Arthur Andersen LLP, its independent accountant,  to perform future audit services for the Registrant. The Registrant filed a Form 8-K on September 30, 2002 with Items 3, 5 and 7 disclosure regarding the Chapter 7 bankruptcy filing and the resignation or termination of all officers and employees and the resignation of all directors of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin Richard Rubin CEO, CFO and Chairman Dated: February 14, 2006

Financial Statements for the three-and nine month periods ended September 30, 2002

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Predecessor Company
	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$672,000
Accounts receivable	0	25,000
Inventory	0	330,000
Prepaid expenses	0	12,000
Total current assets	0	1,039,000

Assets from discontinued operations held for sale:
Equipment, net	0	95,000
Patents, net	0	1,975,000
Other assets	0	82,000
Total Assets	$0	$3,191,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$639,000
Capitalized lease obligations	0	16,000
Total current liabilities	0	655,000

Capitalized lease obligations	0	57,000

Stockholders' Equity:
Common stock, 153,000,000 shares authorized, $0.001 par value;
44,949,909 shares issued and outstanding at September 30, 2002, and
44,425,909 shares issued and outstanding at December 31, 2001	44,950	44,426
Additional paid-in capital	(44,950)	76,233,574
Deferred stock compensation	0	(69,000)
Accumulated deficit	0	(73,720,000)
Total Stockholders' Equity	0	2,479,000

Total Liabilities and Stockholders' Equity	$0	$3,191,000

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	2002	2001	2002	2001

Revenue	$0	$933,000	$0	$933,000

Costs and Expenses:
Cost of goods sold	0	314,000	0	314,000
General and administrative	0	4,562,000	0	4,562,000
Other	0	320,000	0	320,000
Interest	0	27,000	0	27,000
Total costs and expenses	0	5,233,000	0	5,233,000

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	(4,290,000)	0	(4,290,000)
Extraordinary gain from extinguishment of debt	0	0	0	0
Loss from continuing operations before discontinued operations	0	(4,290,000)	0	(4,290,000)

Discontinued operations:
Gain (loss) from discontinued operations (net of taxes)	417,800	0	(1,099,200)	0
Gain (loss) on disposal of assets used in discontinued operations	248,200	0	(1,472,800)	0
Income (loss) from discontinued operations	666,000	0	(2,572,000)	0

Net Income (loss)	$666,000	$(4,290,000)	$(2,572,000)	$(4,290,000)

Preferred stock dividends	$0	$(891,000)	$0	$(891,000)
Net loss available to common shareholders	$666,000	$(5,181,000)	$(2,572,000)	$(5,181,000)
Basic and diluted per shares amounts:
Continued operations	$0.00	$(0.12)	$0.00	$(0.12)
Extraordinary	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.01	$0.00	$(0.06)	$0.00
Basic and diluted net loss	$0.01	$(0.12)	$(0.06)	$(0.12)

Weighted average shares outstanding (basic and diluted)	44,949,909	44,286,000	44,818,909	44,286,000

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited)
	Successor Company	Predecessor Company
	2002	2001

Cash flows used by operating activities	$(722,000)	(3,314,000)

Cash flow from investing activities:
Purchase of equipment & patents	0	(304,000)
Proceeds from sale of business	0	1,232,000
Cash used in investing activities	0	928,000

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	2,069,000
Payments on capital leases and notes	(10,000)	(205,000)
Proceed from notes payable	60,000	130,000
Repayment of notes payable	0	(130,000)
Net cash provided by financing activities	50,000	1,864,000

Change in cash	(672,000)	(522,000)
Cash - beginning of period	672,000	1,194,000
Cash - end of period	$0	$672,000

See Notes to Unaudited Interim Financial Statements.

AMERICAN BIOGENETIC SCIENCES, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

American Biogenetic Sciences, Inc. (the "Company", "We" or "ABS") was incorporated in Delaware on September 1, 1983. Prior to filing for bankruptcy under chapter 7, the Company engaged in the research, development and production of bio-pharmaceutical products.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2001 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"Fresh Start" Accounting: On September 19, 2002 all of the Company’s assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to September 19, 2002 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2002 financial statements reflect the predecessor company. The successor company had no transactions between September 19 and the end of the reporting period, December 31, 2002.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before September 20, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

2. Bankruptcy Proceedings

On September 19, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York (case no. 02-86689). On November 4, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized the newly-appointed board of directors to amend the Article of Incorporation with respect to the capital stock of the Company.

The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

Resultant Change in Control: In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc. approved by the U.S. Bankruptcy Court Eastern District of New York on November 4, 2005, the Court authorized a change in control pursuant to which Richard Rubin became our sole director on November 29, 2005, and was appointed CEO by the new board of directors on November 29, 2005. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in ABS’s subsidiaries..

3. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4. New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between Season No.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, we adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.