Form 10KSB
period 2002-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-02-16
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-19041

AMERICAN BIOGENETIC SCIENCES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

115 East 57th Street, Suite 1118, New York, NY	10022
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (212) 688-5688

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2002, the aggregate market value of the 28,851,228 voting common stock held by non-affiliates of the Registrant was approximately $144,256. At December 31, 2002, the registrant had 44,949,909 shares of common stock outstanding. The issuer had no revenues during fiscal year 2002.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB and in the Registrant's other Securities and Exchange Commission filings.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Introduction

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

On September 19, 2002, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of New York (case no. 02-86689). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets, properties and liabilities were transferred to a United States Trustee and the Registrant terminated its business operations. In connection with the Chapter 7 petition, each officer of the Registrant either resigned or was terminated as an officer and employee and all of the directors resigned effective September 20, 2002. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On November 4, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the bankruptcy proceeding, is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any assets or liabilities of the debtor and the debtor's interests in any subsidiaries.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and management, and to change the Registrant's articles of incorporation with respect to the capital stock of the Company. On November 8, 2005, Park Avenue Group appointed Richard Rubin to the board of directors of the Registrant, which then appointed Mr. Rubin to be chief executive officer and chief financial officer of the Registrant. On November 29, 2005, the Registrant's board of directors approved an amendment to the Registrant's articles of incorporation to increase the number of authorized shares of capital stock to 910,000,000 shares, consisting of 900,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001.

Business Objectives of the Registrant

As a result of the Chapter 7 bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue and effect a business combination.

    Current trends

Management believes that as a result of the relative uncertainty in the United States equity markets over the past years, many privately-held companies have been closed off from the public market and traditional IPOs. During the past few years, many privately-held as well as public companies attempted to divest non-core assets and divisions and valuations of these assets and divisions have often decreased significantly. Therefore, Management believes that there are substantial business opportunities to effect attractive acquisitions. As a public entity with its shares of common stock registered under the Exchange Act and publicly trading, Management believes to be well positioned to identify target acquisitions and to effect a business combination in order to take advantage of these current trends.

    Effecting a business combination

Prospective investors in the Registrant's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly traded company, while avoiding what it may deem to be the adverse consequences of undertaking an initial public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A potential business combination may involve a company which may be financially unstable or in its early stages of development or growth.

    The Registrant has not identified a target business or target industry

The Registrant's effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Registrant has not selected any target business or industry on which to concentrate its search for a business combination. While the Registrant intends to focus on target businesses in the United States, we are not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Registrant's common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

    Sources of target businesses

The Registrant anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community who may present solicited or unsolicited proposals. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay Management any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

    Selection of a target business and structuring of a business combination

Management has voting control of 69.6% and will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

- financial condition and results of operation of the target company;
- growth potential;
- experience and skill of management and availability of additional personnel;
- capital requirements;
- competitive position;
- stage of development of the products, processes or services;
- degree of current or potential market acceptance of the products, processes or services;
- proprietary features and degree of intellectual property or other protection of the products, processes or services;
- regulatory environment of the industry; and
- costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

    Probable lack of business diversification

We may seek to effect business combinations with more than one target business, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

- subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and
- result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

   Limited ability to evaluate the target business' management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that our sole director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Registrant and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that may be interested in effecting a business combination with a current, reporting public company, Management believes that we may have only very limited ability to compete in acquiring certain sizable target businesses because of our limited available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

These limitations may be expected to place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

Richard Rubin, our chief executive officer, chief financial officer and our chairman, is our sole executive officer. Mr. Rubin is not obligated to contribute any specific number of hours per week and intend to devote only as much time as he deems necessary to the Company's affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Conflicts of Interest

The Company's Management is not required to commit its full time to the Company's affairs. As a result, pursuing new business opportunities may require a greater period of time than if Management would devote his full time to the Company's affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Registrant. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company's Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of the jurisdictions of the target entities. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the incumbent management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Registrant. The Registrant shall not enter into a transaction with a target business that is affiliated with Management.

Business Experience of Management

Mr. Rubin, the Company's sole executive officer and director, has had experience in executing a business plan similar to our business plan and in negotiating business combinations involving several different privately-held operating companies. In connection with or upon completion of such transactions, Mr. Rubin resigned its management position. Information with respect to each business combination and Mr. Rubin's role, if any, with each such company following the business combination is set forth below:

Fifth Avenue Acquisition I Corp. - Merger in August 2001 between Fifth Avenue Acquisition I Corp. with PlanetLink Communications, Inc., a privately-held operating company. PlanetLink Communications, Inc. became the successor reporting company and is subject to quotation on the NASD OTC:BB. Mr. Rubin, officer and a director of Fifth Avenue Acquisition I Corp., resigned as an officer and director following the merger with PlanetLink.

Bio Standard Corporation - Merger in May 2003 between Bio Standard Corporation and Nettel Holdings Inc., a privately-held operating company. Nettel Holdings became successor reporting company and is subject to quotation on the NASD OTC:BB. Mr. Rubin resigned as an officer and director following the merger with Nettel Holdings Inc..

Western Silver-Lead Corporation -   Merger in September 2003 between Western-Silver Lead Corp. and Jeantex Group, Inc. (formerly Lexor Holdings Inc.), a privately-held operating company. Lexor became the successor reporting company and is subject to quotation on the NASD OTC:BB. Mr. Rubin, a director of Western Silver-Lead Corporation, resigned as director following the merger with Lexor.

Periodic Reporting and Audited Financial Statements

We have registered our securities under the Securities Exchange Act of 1934 and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent public accountants.

We will not acquire a target business if audited financial statements cannot be obtained for the target business. Our Management believes that the requirement of having available audited financial statements for the target business will limit the pool of potential target businesses available for acquisition.

Risks associated with the Company's business plan

Forward-Looking Statements
This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the Company's future performance, the Company's beliefs and the Company's Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on the Company's behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

In addition to other information included in this annual report, the following factors should be considered in evaluating the Company's business plan and future prospects.

The Company, since emergence from bankruptcy, has very limited operations and resources.

Since the Company emerged from bankruptcy, its operations have been limited to seeking a potential business combinations and has no revenues from operations. Our investors will have no basis upon which to evaluate the Company's ability to achieve the Company's business objective, which is to effect a merger or business combination with an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination.

Since the Company has not currently selected a particular target industry or target business with which to complete a business combination, the Company is unable to currently ascertain the merits or risks of the business' operations.

Since the Company has not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the particular industry in which the Company may ultimately operate or the target business which the Company may ultimately acquire. To the extent the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the business operations of those entities. Although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

Unspecified and unascertainable risks.

There is no basis for shareholders to evaluate the possible merits or risks of potential business combination or the particular industry in which the Company may ultimately operate. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, the Company will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high degree of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that Management will properly ascertain or assess all such risks or that subsequent events may not alter the risks that the Company perceived at the time of the consummation of a business combination.

The Company may issue shares of the Company's common stock and preferred stock to complete a business combination, which would reduce the equity interest of the Company's stockholders and likely cause a change in control of the Company's ownership.

The Company's certificate of incorporation authorizes the issuance of up to 900,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 759,050,091 authorized but unissued shares of the Company's common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

- may significantly reduce the equity interest of current stockholders;
- will likely cause a change in control if a substantial number of the Company's shares of common stock are issued and most likely also result in the resignation of the Company's present officer and director; and
- may adversely affect prevailing market price for the Company's common stock.

Similarly, if the Company issues debt securities, it could result in:
- default and foreclosure on the Company's assets if the Company's operating revenues after a business combination were insufficient to pay the Company's debt obligations;
- acceleration of the Company's obligations to repay the indebtedness even if the Company has made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
- the Company's immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
- the Company's inability to obtain additional financing, if necessary, if the debt security contains covenants restricting the Company's ability to obtain additional financing while such security is outstanding.

It is likely that the Company's current officer and director will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the management of the target business.

The Company's ability to successfully effect a business combination will be dependent upon the efforts of the Company's Management. The future role of the Company's key personnel in the target business, however, cannot presently be ascertained. Although it is possible that Management will remain associated in some capacity with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although the Company intends to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, the Company cannot assure you that the Company's assessment of management will prove to be correct.

Dependence on key personnel

The Company is dependent upon the continued services of its officer and director. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons at acceptable terms.

The Company's officer and director may allocate his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to the Company's affairs. This could have a negative impact on the Company's ability to consummate a business combination.

The Company's officer and director is not required to commit his full time to the Company's affairs, which may result in a conflict of interest in allocating his time between the Company's plan of operations and other businesses. The Company does not intend to have any full time employees prior to the consummation of a business combination. Management of the Company is engaged in several other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company's affairs. If Management's other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to consummate a business combination.

The Company's officer and director is now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by the Company and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

The Company's officer and director is now, and may in the future become, affiliated with entities, including other companies engaged in business activities similar to those intended to be conducted by this Company. Additionally, the Company's officer and director may become aware of business opportunities which may be appropriate for presentation to this Company as well as the other entities with which he is or may be affiliated. Additionally, due to the existing affiliations of the Company's officer and director with other entities, he may have a fiduciary obligation to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products, processes or services.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company's success may be:

- solely dependent upon the performance of a single operating business; or
- dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, the Company will not be able to diversify the Company's operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company's, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess far greater technical, human and other resources than does the Company and the Company's financial resources are very limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that it could acquire, the Company's ability to compete in acquiring certain sizable target businesses will be limited by the Company's limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of far more target businesses than the Company.

The Company may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

The Company has not yet identified any prospective target business. If we require funds because of the size of the business combination, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of the Company's officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Additional financing requirements associated with compliance with reporting requirements under the Exchange Act.

The Company has no revenues and is dependent upon the willingness of the Company's Management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company may not generate any revenues until the consummation of a business combination. The Company anticipates that it will have available sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commence business operations in connection with a business combination. In the event that the Company's available financial resources from its Management prove to be insufficient for the purpose of achieving its business objective through a business combination, the company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's ability to pursue a business combination. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management to provide funds for the Company's operating expenses.

The Company's officer and director owns 69.6% of issued shares or common stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current director will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of the controlling interest of the Company's management has broad discretion regarding proposals submitted to a vote by shareholders. Accordingly, the Company's existing director will continue to exert substantial control at least until the consummation of a business combination.

Broad discretion of Management

Any person who invests in the Company's common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business combination. There can be no assurance that determinations made by the Company's Management will permit us to achieve the Company's business objectives.

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 4 days following the filing of Form 8-K disclosing the business combination transaction. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

The Company's shares of common stock are quoted on the NASD OTC Bulletin Board, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. Quotation of the Company's securities on the OTC Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

If the Company is deemed to be an investment company, the Company may be required to institute burdensome compliance requirements and the Company's activities may be restricted, which may make it difficult for the Company to enter into a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

- restrictions on the nature of the Company's investments; and
- restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:
- registration as an investment company;
- adoption of a specific form of corporate structure; and
- reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

The Company does not believe that its anticipated activities will subject it to the Investment Company Act of 1940.

The Company may be deemed to have no "Independent Directors", actions taken and expenses incurred by our officer and director on behalf of the Company will generally not be subject to "Independent Review".

Our director owns 69.6% of our issued shares of common stock and, although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which consist of one director who may seek reimbursement. Our sole director will not be deemed "independent," he will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely effect the price of our stock held by the public stockholders.

State blue sky registration; potential limitations on resale of the Company's common stock

The holders of the Company's shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company's securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the intention of the Registrant's Management following the consummation of a business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published by Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues and no cash. The payment of dividends will be contingent upon the Company's future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company's board of directors as then constituted. It is the Company's expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

Compliance with Penny Stock Rules, Company's common stock is subject to the SEC's Penny Stock Rules, Broker-Dealers may experience difficulty in completing customer transactions and trading activity in Company's common stock may adversely affected

The Company's common stock is considered a Penny Stock, as defined in the Exchange Act and the rules thereunder, unless the price of the Company's shares of common stock is at least $5.00. The Company's share price presently is, and prior to any business combination, the share price is expected to be less than $5.00. Unless the Company's common stock is otherwise excluded from the definition of Penny Stock, the Penny Stock rules apply. The Penny Stock rules require a Broker-Dealer prior to a transaction in a Penny Stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about the Penny Stock and the nature and level of risks in the Penny Stock market. The Broker-Dealer also must provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the Broker-Dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer's account. In addition, the Penny Stock rules require that the Broker-Dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser's written agreement prior to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the Penny Stock rules. So long as the common stock is subject to the Penny Stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for the Company's common stock and could make it more difficult for investors to sell the Company's common stock.

General Economic Risks

The Company's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect the Company's plan of operation and business objective. These conditions and other factors beyond the Company's control include, but are not limited to regulatory changes.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 115 East 57th Street, 11th Floor, New York, NY 10022. These facilities consist of approximately 300 square feet of executive office space and are provided to the Registrant by its officer/director on a rent-free basis. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2002, no matters were submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is quoted from time to time on the Pink Sheets under the symbol MABAA. There has been only limited trading activity subsequent to the Registrant filing for chapter 7 bankruptcy proceeding. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2002 and 2001 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2002
Quarter ended December 31, 2002	$0.007	$0.001
Quarter ended September 30, 2002	0.08	0.003
Quarter ended June 30, 2002	0.25	0.06
Quarter ended March 31, 2002	0.35	0.10

Year Ended December 31, 2001
Quarter ended December 31, 2001	$0.47	$0.27
Quarter ended June 30, 2001	0.61	0.35
Quarter ended March 31, 2001	0.86	0.50
Quarter ended December 31, 2001	1.13	0.39

(b) Approximate Number of Holders of Common Stock
On December 31, 2002, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Sale of Unregistered Securities
The Registrant did not issue any restricted securities during the fourth quarter ended December 31, 2002.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Overview

The Company emerged from bankruptcy in November 2005. It discontinued its former business operations as a result of of filing for bankruptcy September 19, 2002. The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

- may significantly reduce the equity interest of our current stockholders;
- will likely cause a change in control if a substantial number of our shares of stock are issued, and most likely will also result in the resignation of our present officer and director; and
- may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:
- default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
- acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiation of such covenants;
- our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
- our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Liquidity and Capital Resources

Since emerging from bankruptcy, the Registrant has neither engaged in any operations nor generated any revenues. While we are dependent upon interim funding provided by Management to pay professional fees and expenses, we have no written finance agreement with Management to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

At December 31, 2002, we had no assets and no liabilities.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's inability to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of any future cash flow to pay principal and interest, including debt of an acquired business.

Off-Balance Sheet Arrangements

As of December 31, 2002 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2002 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2002 and 2001 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2002 and 2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

The Registrant reports in this annual report on Form 10-KSB a change in certifying accountants. In connection with the Registrant's receipt on August 5, 2002 of a letter from the Securities and Exchange Commission ("SEC") that the SEC has been advised by Arthur Andersen LLP, the Registrant's independent public accountants, that Andersen is unable to perform future audit services for the Registrant and, as a result, Andersen's relationship with the Registrant was effectively terminated. This was reported in the Registrant's Forms 8-K and 8-K/A filed on August 9, 2002 and August 15, 2002, respectively.

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

(a)(2) Engagement of New Independent Accountant.

On January 9, 2006, the Registrant's board of directors recommended and approved the engagement of Michael F. Cronin, CPA, Rochester, New York, as its independent accountant to audit the Registrant's financial statements for its fiscal years ended December 31, 2003 and 2002.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our new management was appointed in November 2005. As of December 31, 2005, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report.

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through February 15, 2006, during which this annual report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Richard Rubin	63	CEO, CFO and Chairman	11/2005

The Company's chief executive officer/ chief financial officer and director has held this position and directorship with us since November 2005. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Richard Rubin, 63, is CEO, CFO and chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services and reorganizing distressed public companies. From October 2000 until February 2002, Mr. Rubin served as an officer and director of PlanetLink Communications, Inc. In February 2002, Mr. Rubin also became an secretary and a director of Nettel Holdings, a reporting company and resigned as secretary and director in May 2003. Mr. Rubin served as a director of Jeantex Group, a reporting company from August 2002 to September 2003. Mr. Rubin is CEO and a director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2005	---	---	---	---	---	---

Alfred J. Roach, former CEO and Chairman	2001	250,000	---	---	---	1,075,000	---
	2000	250,000	---	---	---	100,000	---
Josef C. Schoell, former President, COO and CFO	2001	194,000	---	---	---	500,000	---
	2000	120,000	---	---	---	50,000	---

(1) Mr. Rubin became CEO, CFO and Chairman of the Registrant in November 2005 and has not received compensation for serving as an officer and chairman.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2005, the Registrant had 92,245,623 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Richard Rubin 115 East 57th Street, Suite 1118, New York, NY 10022	82,000,000 shares	69.6%
Common Stock	All officers and directors as a group (1 person)	82,000,000 shares	69.6%
(1) The percentage and ownership is based on 140,949,909 issued and outstanding shares as of December 31, 2005.

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant. However, in the event that the Registrant enters into a business combination with an operating entity, it may be expected that it will experience a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
2.1	U. S. Bankruptcy Court Order dated November 4, 2005.
3.1	Articles of Incorporation, as amended
3.2	Restated By-laws
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a current report on Form 8-K during the last quarter of the fiscal year covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2002, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended
December 31, 2002
Audit fees (1)	$	---
Audit-related fees (2)		---
Tax fees (3)		---
All other fees		---
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics
In November 2005, the Registrant adopted a Code of Ethics that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has not filed reports required under Section 16(a).

SIGNATURES Back to Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: February 16, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders

American Biogenetic Sciences, Inc.

I have audited the accompanying balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2002 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of American Biogenetic Sciences, Inc. as of December 31, 2001 were audited by other auditors whose report dated February 22, 2002 expressed an unqualified opinion on those financial statements.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company adopted "fresh-start" accounting as of September 20, 2002. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA

Rochester. New York

February 7, 2006

Financial Statements for the fiscal years 2002 and 2001

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Predecessor Company
	December 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash	$0	$672,000
Accounts receivable	0	25,000
Inventory	0	330,000
Prepaid expenses	0	12,000
Total current assets	0	1,039,000

Assets from discontinued operations held for sale:
Equipment, net	0	95,000
Patents, net	0	1,975,000
Other assets	0	82,000
Total Assets	$0	$3,191,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$639,000
Capitalized lease obligations	0	16,000
Total current liabilities	0	655,000

Capitalized lease obligations	0	57,000

Stockholders' Equity:
Common stock, 153,000,000 shares authorized, $0.001 par value;
44,949,909 shares issued and outstanding at December 31, 2002, and
44,425,909 shares issued and outstanding at December 31, 2001	44,950	44,426
Additional paid-in capital	(44,950)	76,233,574
Deferred stock compensation	0	(69,000)
Accumulated deficit	0	(73,720,000)
Total Stockholders' Equity	0	2,479,000

Total Liabilities and Stockholders' Equity	$0	$3,191,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Predecessor Company	Predecessor Company
	Fiscal Year	Fiscal Year
	ended	ended
	December 31, 2002	December 31, 2001

Revenue	$0	$933,000

Costs and Expenses:
Costs of goods sold	0	314,000
General and administrative	0	4,562,000
Other	0	320,000
Interest	0	27,000
Total costs and expenses	0	5,223,000

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	(4,290,000)
Extraordinary gain from extinguishment of debt	0	0
Loss from continuing operations before discontinued operations	0	(4,290,000)

Discontinued operations:
Loss from discontinued operations (net of taxes)	(1,099,200)	0
Loss on disposal of assets used in discontinued operations	(1,472,800)	0
Income from discontinued operations	(2,572,000)	0

Net loss	$(2,572,000)	$(4,290,000)

Preferred stock dividends	0	(891,000)
Net loss available to common shareholders	$(2,572,000)	$(5,181,000)

Basic and diluted per shares amounts:
Continued operations	$0.00	$(0.12)
Extraordinary gain	$0.00	$0.00
Discontinued operations	$(0.06)	$0.00
Basic and diluted net loss	$(0.06)	$(0.12)

Weighted average shares outstanding (basic and diluted)	44,818,909	44,286,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

	Predecessor Company	Predecessor Company
	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2002	December 31, 2001

Cash flows used by operating activities	(722,000)	(3,314,000)

Cash flow from investing activities:
Purchase of equipment and patents	0	(304,000)
Proceeds from sale of business	0	1,232,000
Cash provided by (used in) investing activities	0	928,000

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	2,069,000
Payments on capital leases and notes	(10,000)	(205,000)
Proceeds from notes payable	60,000	130,000
Repayment of notes payable	0	(130,000)
Cash provided by financing activities	50,000	1,864,000

Change in cash	(672,000)	(522,000)
Cash - beginning of period	672,000	1,194,000
Cash - end of period	$0	$672,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Equity Back to Table of Contents

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance at December 31, 1999	39,918,510	$40,000	$63,852,000	$-	$(62,314,000)

Shares issued for cash	4,108,745	4,000	2,791,000	-	-
Sale of series A convertible preferred and warrants	-	-	5,950,000	-	-
Non-cash preferred stock dividend	-	-	-	-	(2,450,000)
Fair value of warrants issued for services	-	-	342,000	-	-
Net loss	-	-	-	-	(3,775,000)
Balance at December 31, 2000	44,027,255	44,000	72,935,000	-	(68,539,000)

Shares issued for cash	398,654	-	225,000	-	-
Sale of series B convertible preferred and warrants	-	-	2,050,000	-	-
Non-cash preferred stock dividend	-	-	891,000	-	(891,000)
Fair value of warrants issued for services	-	-	123,000	(123,000)	-
Amortization of deferred stock compensation	-	-	-	54,000	-
Net loss	-	-	-	-	(4,290,000)
Balance at December 31, 2001	44,425,909	44,425	76,223,575	(69,000)	(73,720,000)

Stock issued for cash	24,000	24	23,976	-	-
Conversion of 500 shares of A preferred stock	500,000	500	(500)	-	-
Amortization of preferred stock compensation	-	-	-	69,000	-
Effect of "Fresh Start" accounting	-	0	(76,292,000)	-	76,292,000
Net loss	-	-	-	-	(2,572,000)
Balance at December 31, 2002	44,949,909	$44,950	$(44,950)	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2002

The Company

American Biogenetic Sciences, Inc. (the "Company", "We" or "ABS") was incorporated in Delaware on September 1, 1983. Prior to filing for bankruptcy under chapter 7, the Company engaged in the research, development and production of bio-pharmaceutical products.

Bankruptcy Proceedings: On September 19, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York (case no. 02-86689). As a result of the filing, all of our assets, properties and liabilities were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all substantially of the Company’s assets. On November 4, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group, Inc.

Basis of Presentation: We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. The reclassification reduces sales for December 31, 2002 by $74,000 and related expenses by $1,173,200.

Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2002 or 2001.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Recent Accounting Pronouncements

.In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of January 1, 2003, management has determined that there will be no current impact of SFAS No. 146 on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.

AMERICAN BIOGENETIC SCIENCES, Inc.
Notes to Financial Statements
December 31, 2002

1. "Fresh Start" Accounting:

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

Resultant Change in Control: In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc. approved by the U.S. Bankruptcy Court Eastern District of New York on November 4, 2005, the Court authorized a change in control pursuant to which Richard Rubin became our sole director on November 29, 2005, and was appointed CEO by the new board of directors on November 29, 2005. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in ABS’s subsidiaries.

3. Income Taxes:

Our net operating loss carryovers available to reduce future income taxes were reduced or eliminated through our bankruptcy proceedings. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4. Commitments:

The Company, prior to its bankruptcy, was a party to numerous claims and threatened litigation. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company’s corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

In November, 2004, pursuant to authorization provided by the Court Order, we amended our authorized shares of common stock to 900,000,000 par value $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock

On November 29, 2005 and pursuant to authority granted to it by the bankruptcy court, the Board cancelled and extinguished all issued and outstanding preferred stock. All related dividends obligations were also extinguished (the elimination of this preferred stock has been reflected in the 2002 financial statements), and authorized 10,000,000 new shares of preferred stock, $0.0001 par value that may be issued in one or more series. The Board of Directors of the Corporation is authorized to fix the powers, preferences, rights, qualifications, limitations or restrictions of the preferred stock and any series thereof pursuant to Section 151 of the Delaware General Corporation Law. -

Stock Based Compensation

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

On November 29, 2005 and pursuant to authority granted to it by the bankruptcy court, the Board cancelled and extinguished all issued and outstanding common stock options and warrants. The elimination has been reflected in the 2002 financial statements.

There are no employee or non-employee options or warrants outstanding or exercisable.