Form 10QSB
period 2003-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-02-27
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No☒

At March 31, 2003, the Registrant had 41,949,909 shares of Class A Common Stock outstanding.

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

The Registrant's common stock is subject to quotation on the pink sheets from time to time. There is currently only a limited trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through February 18, 2006, during which this quarterly report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin Richard Rubin CEO, CFO and Chairman Dated: February 27, 2006

Financial Statements for the three-month period ended March 31, 2003

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	Successor Company
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Accounts receivable	0	0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0
Patents, net	0	0
Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Capitalized lease obligations	0	0
Total current liabilities	0	0

Capitalized lease obligations	0	0

Stockholders' Equity:
Common stock, 153,000,000 shares authorized, $0.001 par value;
44,949,909 shares issued and outstanding at March 31, 2003 and December 31, 2002	44,950	44,950
Additional paid-in capital	(44,950)	(44,950)
Accumulated deficit	0	0
Total Stockholders' Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months Ended March 31,
	(Unaudited)
	Successor Company	Predecessor Company
	2003	2002

Revenue	$0	$0

Costs and Expenses:
General and administrative	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(766,000)
Loss on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	(766,000)

Net Income (loss)	$0	$(766,000)

Preferred stock dividends	$0	$0
Net loss available to common shareholders	$0	$(766,000)
Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Extraordinary gain	0.00	0.00
Discontinued operations	$0.00	$(0.02)
Basic and diluted net loss	$0.00	$(0.02)

Weighted average shares outstanding (basic and diluted)	44,949,909	44,859,000

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited)
	Successor Company	Predecessor Company
	2003	2002

Cash flows used by operating activities	$0	(575,000)

Cash flows from investing activities:
Purchase of equipment & patents	0	0
Proceeds from sale of business	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Payments on capital leases and notes	0	(7,000)
Proceed from notes payable	0	60,000
Repayment of notes payable	0	0
Net cash provided by financing activities	0	53,000

Change in cash	0	(522,000)
Cash - beginning of period	0	672,000
Cash - end of period	$0	$150,000

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2002 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4. New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFASNo.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

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