Form 10QSB
period 2003-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-02-28
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No☒

At September 30, 2003, the Registrant had 41,949,909 shares of Class A Common Stock outstanding.

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

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through February 26, 2006, during which this quarterly report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin Richard Rubin CEO, CFO and Chairman Dated: February 28, 2006

Financial Statements for the three and nine-month periods ended September 30, 2003

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	Successor Company
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Accounts receivable	0	0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0
Patents, net	0	0
Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Capitalized lease obligations	0	0
Total current liabilities	0	0

Stockholders' Equity:
Common stock, 153,000,000 shares authorized, $0.001 par value;
44,949,909 shares issued and outstanding at September 30, 2003, and December 31, 2002	44,950	44,950
Additional paid-in capital	(44,950)	(44,950)
Accumulated deficit	0	0
Total Stockholders' Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	2003	2002	2003	2002

Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	0	0	0	0
Interest	0	0	0	0
Total costs and expenses	0	0	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	417,800	0	(1,099,200)
Loss on disposal of assets used in discontinued operations	0	248,200	0	(1,472,800)
Income from discontinued operations	0	666,000	0	(2,572,000)

Net Income (loss)	$666,000	$666,000	$0	$(2,572,000)

Preferred stock dividends	$0	$0	$0	$0
Net loss available to common shareholders	$0	$666,000	$0	$(2,572,000)
Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.01	$0.00	$(0.06)
Basic and diluted net loss	$0.00	$0.01	$0.00	$(0.06)

Weighted average shares outstanding (basic and diluted)	44,949,909	44,949,909	44,949,909	44,949,909

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited)
	Successor Company	Predecessor Company
	2003	2002

Cash flows used by operating activities	$0	(722,000)

Cash flows from investing activities:
Purchase of equipment & patents	0	0
Proceeds from sale of business	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Payments on capital leases and notes	0	(10,000)
Proceed from notes payable	0	60,000
Repayment of notes payable	0	0
Net cash provided by financing activities	0	50,000

Change in cash	0	(672,000)
Cash - beginning of period	0	672,000
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2003and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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