Form 10KSB
period 2003-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-02-28
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☒                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2002, the aggregate market value of the 28,851,228 voting common stock held by non-affiliates of the Registrant was approximately $144,256. At December 31, 2002, the registrant had 41,949,909 shares of class A common stock outstanding. The issuer had no revenues during fiscal year 2002.

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

Our director owns 58.18% of our issued shares of common stock and, although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which consist of one director who may seek reimbursement. Our sole director will not be deemed "independent," he will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely effect the price of our stock held by the public stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 115 East 57th Street, 11th Floor, New York, NY 10022. These facilities consist of approximately 300 square feet of executive office space and are provided to the Registrant by its Management on a rent-free basis. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2003, no matters were submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is quoted from time to time on the Pink Sheets under the symbol MABAA. There has been only limited trading activity subsequent to the Registrant filing for chapter 7 bankruptcy proceeding. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2003 and 2002 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.001	$0.001
Quarter ended September 30, 2003	0.001	0.001
Quarter ended June 30, 2003	0.001	0.001
Quarter ended March 31, 2003	0.001	0.001

Year Ended December 31, 2002
Quarter ended December 31, 2002	$0.007	$0.001
Quarter ended June 30, 2002	0.08	0.003
Quarter ended March 31, 2002	0.25	0.06
Quarter ended December 31, 2002	0.35	0.10

(b) Approximate Number of Holders of Common Stock
On December 31, 2003, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Sale of Unregistered Securities
The Registrant did not issue any restricted securities during the fourth quarter ended December 31, 2003.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2003.

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
- will likely cause a change in control if a substantial number of our shares are issued, and most likely will also result in the resignation of our present officer and director; and
- may adversely affect the prevailing market price for our common stock.

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

At December 31, 2003, we had no assets and no liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2003 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2003 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2003 and 2002 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2003 and 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

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

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through February 25, 2006, during which this annual report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2005, the Registrant had 140,949,909 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Richard Rubin 115 East 57th Street, Suite 1118, New York, NY 10022	82,000,000 shares	58.18%
Common Stock	All officers and directors as a group (1 person)	82,000,000 shares	58.18%
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal years ended December 31, 2005, 2004, 2003 and 2002.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2003, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended
December 31, 2003
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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: February 28, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders

American Biogenetic Sciences, Inc.

I have audited the accompanying balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of September 20, 2002. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA

Rochester. New York

February 27, 2006

Financial Statements for the fiscal years 2003 and 2002

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Successor Company
	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash	$0	$0
Accounts receivable	0	0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0
Patents, net	0	0
Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Capitalized lease obligations	0	0
Total current liabilities	0	0

Capitalized lease obligations	0	0

Stockholders' Equity:
Common stock, 153,000,000 shares authorized, $0.001 par value;
44,949,909 shares issued and outstanding at December 31, 2003, and
44,949,909 shares issued and outstanding at December 31, 2002	44,950	44,950
Additional paid-in capital	(44,950)	(44,950)
Deferred stock compensation	0	0
Accumulated deficit	0	0
Total Stockholders' Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Successor Company	Successor Company
	Fiscal Year	Fiscal Year
	ended	ended
	December 31, 2003	December 31, 2002

Revenue	$0	$0

Costs and Expenses:
Costs of goods sold	0	0
General and administrative	0	0
Other	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0
Extraordinary gain from extinguishment of debt	0	0
Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(1,099,200)
Loss on disposal of assets used in discontinued operations	0	(1,472,800)
Income from discontinued operations	0	(2,572,000)

Net loss	$0	$(2,572,000)

Preferred stock dividends	0	0
Net loss available to common shareholders	$0	$(2,572,000)

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Extraordinary gain	$0.00	$0.00
Discontinued operations	$0.00	$(0.06)
Basic and diluted net loss	$0.06	$(0.06)

Weighted average shares outstanding (basic and diluted)	44,949,909	44,818,909

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

	Successor Company	Successor Company
	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2003	December 31, 2002

Cash flows used by operating activities	0	(722,000)

Cash flow from investing activities:
Purchase of equipment and patents	0	0
Proceeds from sale of business	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Payments on capital leases and notes	0	(10,000)
Proceeds from notes payable	0	60,000
Repayment of notes payable	0	0
Cash provided by financing activities	0	50,000

Change in cash	0	(672,000)
Cash - beginning of period	0	672,000
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Equity Back to Table of Contents

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance at December 31, 2000	44,027,255	44,000	72,935,000	-	(68,539,000)

Shares issued for cash	398,654	-	225,000	-	-
Sale of series B convertible preferred and warrants	-	-	2,050,000	-	-
Non-cash preferred stock dividend	-	-	891,000	-	(891,000)
Fair value of warrants issued for services	-	-	123,000	(123,000)	-
Amortization of deferred stock compensation	-	-	-	54,000	-
Net loss	-	-	-	-	(4,290,000)
Balance at December 31, 2001	44,425,909	44,425	76,223,575	(69,000)	(73,720,000)

Stock issued for cash	24,000	24	23,976	-	-
Conversion of 500 shares of A preferred stock	500,000	500	(500)	-	-
Amortization of preferred stock compensation	-	-	-	69,000	-
Effect of "Fresh Start" accounting	-	0	(76,292,000)	-	76,292,000
Net loss	-	-	-	-	(2,572,000)
Balance at December 31, 2002	44,949,909	44,950	(44,950)	0	0

Net loss	-	-	-	-	0
Balance at December 31, 2003	44,949,909	$44,950	$(44,950)	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2003

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2003 or 2002.

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

Recent Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

- a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

- a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

- a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatory redeemable financial instruments of certain non-public entities and certain mandatory redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatory redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatory redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatory redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statements.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Financial Statements
December 31, 2003

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

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

In November, 2005, pursuant to authorization provided by the Court Order, we amended our authorized shares of common stock to 900,000,000 par value $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

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