Form 10KSB
period 2004-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-03-01
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

At December 31, 2004, the aggregate market value of the 28,851,228 voting common stock held by non-affiliates of the Registrant was approximately $144,256. At December 31, 2004, the registrant had 41,949,909 shares of class A common stock outstanding. The issuer had no revenues during fiscal year 2004.

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

    Selection of a target business and structuring of a business combination

Management has voting control of 58.18% and will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2004, no matters were submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is quoted from time to time on the Pink Sheets under the symbol MABAA. There has been only limited trading activity subsequent to the Registrant filing for chapter 7 bankruptcy proceeding. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2004 and 2003 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2004
Quarter ended December 31, 2004	$0.001	$0.001
Quarter ended September 30, 2004	0.001	0.001
Quarter ended June 30, 2004	0.001	0.001
Quarter ended March 31, 2004	0.001	0.001

Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.001	$0.001
Quarter ended June 30, 2003	0.001	0.001
Quarter ended March 31, 2003	0.001	0.001
Quarter ended December 31, 2003	0.001	0.001

(b) Approximate Number of Holders of Common Stock
On December 31, 2004, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Sale of Unregistered Securities
The Registrant did not issue any restricted securities during the fourth quarter ended December 31, 2004.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2004.

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

At December 31, 2004, we had no assets and no liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2004 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2004 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2004 and 2003 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2004 and 2003

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

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through February 28, 2006, during which this annual report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2004, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended
December 31, 2004
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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: March 1, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders

American Biogenetic Sciences, Inc.

I have audited the accompanying balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of September 20, 2002. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA

Rochester. New York

February 27, 2006

Financial Statements for the fiscal years 2004 and 2003

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Successor Company
	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash	$0	$0
Accounts receivable	0	0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0
Patents, net	0	0
Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Capitalized lease obligations	0	0
Total current liabilities	0	0

Capitalized lease obligations	0	0

Stockholders' Equity:
Common stock, 153,000,000 shares authorized, $0.001 par value;
44,949,909 shares issued and outstanding at December 31, 2004 and 2003	44,950	44,950
Additional paid-in capital	(44,950)	(44,950)
Deferred stock compensation	0	0
Accumulated deficit	0	0
Total Stockholders' Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Successor Company	Successor Company
	Fiscal Year	Fiscal Year
	ended	ended
	December 31, 2004	December 31, 2003

Revenue	$0	$0

Costs and Expenses:
Costs of goods sold	0	0
General and administrative	0	0
Other	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0
Extraordinary gain from extinguishment of debt	0	0
Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Loss on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net loss	$0	$0

Preferred stock dividends	0	0
Net loss available to common shareholders	$0	$0

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Extraordinary gain	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	44,949,909	44,949,909

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

	Successor Company	Successor Company
	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2004	December 31, 2003

Cash flows used by operating activities	0	0

Cash flow from investing activities:
Purchase of equipment and patents	0	0
Proceeds from sale of business	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Payments on capital leases and notes	0	0
Proceeds from notes payable	0	0
Repayment of notes payable	0	0
Cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Equity Back to Table of Contents

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance at December 31, 2001	44,425,909	44,425	76,223,575	(69,000)	(73,720,000)

Stock issued for cash	24,000	24	23,976	-	-
Conversion of 500 shares of A preferred stock	500,000	500	(500)	-	-
Amortization of preferred stock compensation	-	-	-	69,000	-
Effect of "Fresh Start" accounting	-	0	(76,292,000)	-	76,292,000
Net loss	-	-	-	-	(2,572,000)
Balance at December 31, 2002	44,949,909	44,950	(44,950)	0	0

Net loss	-	-	-	-	0
Balance at December 31, 2003	44,949,909	44,950	(44,950)	0	0

Net loss	-	-	-	-	0
Balance at December 31, 2003	44,949,909	$44,950	$(44,950)	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2004

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2004 or 2003.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

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

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

AMERICAN BIOGENETIC SCIENCES, Inc.
Notes to Financial Statements
December 31, 2004

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

The Company is not a party to any leases and does not have any commitments.

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