Form 10QSB
period 2005-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-03-02
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

At March 31, 2005, the Registrant had 44,949,909 shares of common stock outstanding.

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

/s/ Richard Rubin Richard Rubin CEO, CFO and Chairman Dated: March 2, 2006

Financial Statements for the three-month period ended March 31, 2005

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Accounts receivable	0	0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0
Patents, net	0	0
Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Capitalized lease obligations	0	0
Total current liabilities	0	0

Capitalized lease obligations	0	0

Stockholders' Equity:
Common stock, 153,000,000 shares authorized, $0.001 par value;
44,949,909 shares issued and outstanding at March 31, 2005 and December 31, 2004	44,950	44,950
Additional paid-in capital	(44,950)	(44,950)
Accumulated deficit	0	0
Total Stockholders' Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months
	Ended March 31, 2005	Ended March 31, 2004
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and Expenses:
General and administrative	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Loss on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net Income (loss)	$0	$0

Preferred stock dividends	$0	$0
Net loss available to common shareholders	$0	$0
Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Extraordinary gain	0.00	0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	44,949,909	44,949,909

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended March 31, 2005	Ended March 31, 2004
	(Unaudited)	(Unaudited)

Cash flows used by operating activities	$0	0

Cash flows from investing activities:
Purchase of equipment & patents	0	0
Proceeds from sale of business	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Payments on capital leases and notes	0	0
Proceed from notes payable	0	0
Repayment of notes payable	0	0
Net cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.