Form 10KSB
period 2005-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-03-28
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2005, the aggregate market value of the 45,851,228 voting common stock held by non-affiliates of the Registrant was approximately $4,585. At December 31, 2005, the Registrant had 140,949,909 shares of common stock outstanding. The issuer had no revenues during fiscal year 2005.

Indicate whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

Employees

Richard Rubin, our chief executive officer, chief financial officer and our chairman, is our sole executive officer and director. Mr. Rubin is not obligated to contribute any specific number of hours per week and intend to devote only as much time as he deems necessary to the Company's affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

Business Experience of Management

Mr. Rubin, the Company's sole executive officer and director, has had experience in executing a business plan similar to our business plan and in negotiating business combinations involving several different privately-held operating companies. In connection with or upon completion of such transactions, Mr. Rubin resigned his management position. Information with respect to each business combination and Mr. Rubin's role, if any, with each such company following the business combination is set forth below:

Fifth Avenue Acquisition I Corp. - Merger in August 2001 between Fifth Avenue Acquisition I Corp. with PlanetLink Communications, Inc., a privately-held operating company. PlanetLink Communications, Inc. became the successor reporting company and is subject to quotation on the NASD OTC:BB. Mr. Rubin was an officer and a director of Fifth Avenue Acquisition I Corp. and resigned as an officer and director following the merger with PlanetLink.

Bio Standard Corporation - Merger in May 2003 between Bio Standard Corporation and Nettel Holdings Inc., a privately-held operating company. Nettel Holdings became successor reporting company and is subject to quotation on the NASD OTC:BB. Mr. Rubin was an officer and director of Bio Standard and resigned as an officer and director following the merger with Nettel Holdings Inc.

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

The Company's shares of common stock are quoted on the Pinksheets, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are traded on the Pinksheets. Quotation of the Company's securities on the Pinksheets limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2005, no matters were submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is quoted from time to time on the Pinksheets under the symbol MABAA. There has been only limited trading activity subsequent to the Registrant filing for chapter 7 bankruptcy proceeding. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2005 and 2004 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2005
Quarter ended December 31,	$0.001	$0.001
Quarter ended September 30,	0.001	0.001
Quarter ended June 30,	0.001	0.001
Quarter ended March 31,	0.001	0.001

Year Ended December 31, 2004
Quarter ended December 31,	$0.001	$0.001
Quarter ended June 30,	0.001	0.001
Quarter ended March 31,	0.001	0.001
Quarter ended December 31,	0.001	0.001

(b) Approximate Number of Holders of Common Stock
On December 31, 2005, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

During the fourth quarter of 2005, the Company issued restricted securities in December 2005 as follows: (i) the Company issued 82,000,000 restricted shares to Richard Rubin, the Company's CEO, pursuant to a subscription agreement at a price of $0.0001; (ii)  the Company issued 7,000,000 restricted shares to a private investor pursuant to a subscription agreement at a price of $0.0001; and (iii)  the Company issued 7,000,000 restricted shares to another private investor pursuant to a subscription agreement at a price of $0.0001.

The Company believes that the above issuances and sales of restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2005.

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

At December 31, 2005, we had $404 in assets and had liabilities of $5,221.

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

Off-Balance Sheet Arrangements

As of December 31, 2005 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2005 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2005 and 2004 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2005 and 2004

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

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through March 27, 2006, during which this annual report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Richard Rubin, 63, is CEO, CFO and chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services. From October 2000 until February 2002, Mr. Rubin served as an officer and director of PlanetLink Communications, Inc., and resigned upon the consummation of a merger with an operating company. In February 2002, Mr. Rubin became an secretary and a director of Nettel Holdings, a reporting company and resigned as secretary and director in May 2003 upon the consummation of a merger with an operating company. Mr. Rubin served as a director of Jeantex Group, a reporting company from August 2002 to September 2003 and resigned upon the consummation of a merger with an operating company. Mr. Rubin presently serves as CEO, CFO and sole director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Richard Rubin 115 East 57th Street, Suite 1118, New York, NY 10022	82,000,000 shares	58.18%
Common Stock	Officer and director (1 person)	82,000,000 shares	58.18%
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

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2005, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended
December 31, 2005
Audit fees (1)	$0
Audit-related fees (2)	0
Tax fees (3)	0
All other fees	0
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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: March 27, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
American Biogenetic Sciences, Inc.

I have audited the accompanying balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of September 20, 2002. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA

Rochester. New York

March 27, 2006

Financial Statements for the fiscal years 2005 and 2004

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$404	$0
Prepaid expenses	0	0
Total current assets	404	0

Total Assets	$404	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$5,139	$0
Notes payable - related parties	82	0
Total current liabilities	5,221	0

Stockholders' Deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
140,949,909 shares issued and outstanding at
December 31, 2005 and 44,949,909 at December 31, 2004	14,095	44,950
Additional paid-in capital	(4,495)	(44,950)
Subscriptions receivable	(7,350)	0
Accumulated deficit	(7,067)	0
Total Stockholders' Deficiency	(4,817)	0

Total Liabilities and Stockholders' Equity	$404	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2005	December 31, 2004

Revenue	$0	$0

Costs and Expenses:
General and administrative	7,067	0
Other	0	0
Interest	0	0
Total costs and expenses	7,067	0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations	(7,067)	0
Extraordinary gain from extinguishment of debt	0	0
Loss from continuing operations before discontinued operations	(7,067)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Loss on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net Income (loss)	$(7,067)	$0

Preferred stock dividends	0	0
Net loss available to common shareholders	$(7,067)	$0

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Extraordinary gain	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	49,749,909	44,949,909

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2005	December 31, 2004

Cash flows used by operating activities	$0	$0
Net Income (loss)	(7,067)	0
Adjustments required to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	5,139	0
Cash flows used in operating activities	(1,928)	0

Cash flow from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	2,250	0
Advances from related parties	82	0
Cash provided by financing activities	2,332	0

Change in cash	404	0
Cash - beginning of period	0	0
Cash - end of period	$404	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Equity Back to Table of Contents

	Common Stock
			Additional
			Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	receivable	Deficit

Balance at December 31, 2002	44,949,909	$44,950	$(44,950)	$0	$0
Net Income					0

Balance at December 31, 2003	44,949,909	44,950	(44,950)	0	0
Net Income					0
	-	-	-	-	-
Balance at December 31, 2004	44,949,909	44,950	(44,950)	0	0
Stock issued for cash	96,000,000	9,600	0	(7,530)
Restated par value		(40,455)	40,455
Net loss					(7,067)

Balance at December 31, 2005	140,949,909	$14,095	$(4,495)	$(7,350)	$(7,067)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2005

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

Basis of Presentation: We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. The reclassification reduced sales for December 31, 2002 by $74,000 and related expenses by $1,173,200.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2005 or 2004.

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

In May 2005, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

4. Stockholders' Equity:

Common Stock

In November, 2005, pursuant to authorization provided by the Court Order, we amended our authorized shares of common stock to 900,000,000 par value $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. On December 13, 2005 we issued 82,000,000 shares to our sole officer and director in exchange for $ 8,200 in cash. We also issued 14,000,000 shares to 2 individuals in exchange for $ 1,400 in cash.

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