Form 10QSB
period 2006-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-05-12
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

At March 31, 2006, the Registrant had 140,949,909 shares of common stock outstanding.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2006, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Rubin Richard Rubin CEO, CFO and Chairman Dated: May 12, 2006

Financial Statements for the three-month periods ended March 31, 2006 and 2005

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	March 31, 2006	December 31, 2005
	(Unaudited)

Assets
Current Assets:
Cash	$469	$404
Prepaid expenses	0	0
Total current assets	469	404

Total assets	$469	$404

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable - trade	$104	$5,139
Accrued expenses	0	0
Notes payable - related parties	482	82
Total current liabilities	586	5,221

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.001 par value;
140,949,909 shares issued and outstanding at March 31, 2006 and December 31, 2005	14,095	14,095
Additional paid-in capital	(4,495)	(4,495)
Subscription receivable	(2,650)	(7,350)
Accumulated deficit	(7,067)	(7,067)
Total stockholders' deficiency	(117)	(4,817)

Total liabilities and stockholders' equity	$469	$404

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and Expenses:
General and administrative	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before
income taxes, extraordinary gain and
discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Loss on disposal of assets used in
discontinued operations	0	0
Income from discontinued operations	0	0

Net Income (loss)	$0	$0

Preferred stock dividends	$0	$0
Net loss available to common shareholders	$0	$0
Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	140,949,909	44,949,909

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(5,035)	0
Cash flows used by operating activities	$(5,035)	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	4,700	0
Advances from unrelated party	400	0
Cash provided by financing activities	5,100	0

Change in cash	65	0
Cash - beginning of period	404	0
Cash - end of period	$469	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4. New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended March 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

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