Form 10QSB
period 2006-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-08-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

At June 30, 2006, the Registrant had 184,949,909 shares of common stock outstanding.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

/s/ Richard Rubin Richard Rubin CEO, CFO and Chairman Dated: August 14, 2006

Financial Statements for the three-and six month periods ended June 30, 2006 and 2005

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	June 30, 2006	December 31, 2005
	(Unaudited)

Assets
Current Assets:
Cash	$469	$404
Prepaid expenses	0	0
Total current assets	469	404

Total assets	$469	$404

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable - trade	$1,104	$5,139
Accrued expenses	0	0
Notes payable - related parties	82	82
Total current liabilities	1,186	5,221

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
184,949,909 shares issued and outstanding at June 30, 2006 and
140,949,909 shares issued and outstanding at December 31, 2005	18,495	14,095
Additional paid-in capital	(4,495)	(4,495)
Subscription receivable	(6,650)	(7,350)
Accumulated deficit	(8,067)	(7,067)
Total stockholders' deficiency	(717)	(4,817)

Total liabilities and stockholders' deficiency	$469	$404

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	1,000	0	1,000	0
Interest	0	0	0	0
Total costs and expenses	1,000	0	1,000	0

Loss from continuing operations before
discontinued operations	(1,000)	0	(1,000)	0

Net income (loss)	$(1,000)	$0	$(1,000)	$0

Preferred stock dividends	$0	$0	$0	$0
Net loss available to common shareholders	$(1,000)	$0	$(1,000)	$0
Basic and diluted per shares amounts:
Continued operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding:
Bbasic and diluted	172,378,480	44,949,909	156,751,014	44,949,909

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,000)
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(4,035)	0
Cash flows used by operating activities	$(5,035)	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,100	0
Cash provided by financing activities	5,100	0

Change in cash	65	0
Cash - beginning of period	404	0
Cash - end of period	$469	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

2. Bankruptcy Proceedings

On September 19, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York (case no. 02-86689). On November 4, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized the newly-appointed board of directors to:

  amend the Article of Incorporation with respect to the capital stock of the Company;

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the six months ended June 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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