Form 10QSB
period 2006-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2006-11-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

At September 30, 2006, the Registrant had 184,949,909 shares of common stock outstanding.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2006, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

Exhibit No.	Description
31	Certification of CEO/CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard Rubin Richard Rubin CEO, CFO and Chairman Dated: November 14, 2006

Financial Statements for the three-and nine month periods ended September 30, 2006 and 2005

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	September 30, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets:
Cash	$69	$404
Prepaid expenses	0	0
Total current assets	69	404

Total assets	$69	$404

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$7,104	$5,139
Accrued expenses	0	0
Notes payable - related parties	82	82
Total current liabilities	7,186	5,221

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
184,949,909 shares issued and outstanding at September 30, 2006 and
140,949,909 shares issued and outstanding at December 31, 2005	18,495	14,095
Additional paid-in capital	(4,495)	(4,495)
Subscription receivable	(6,550)	(7,350)
Accumulated deficit	(14,567)	(7,067)
Total stockholders' deficiency	(7,117)	(4,817)

Total liabilities and stockholders' deficiency	$69	$404

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	6,500	0	7,500	0
Interest	0	0	0	0
Total costs and expenses	6,500	0	7,500	0

Loss from operations	(6,500)	0	(7,500)	0

Net income (loss)	$(6,500)	$0	$(7,500)	$0

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding:
Basic and diluted	184,949,909	44,949,909	166,253,938	44,949,909

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(7,500)	0
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	1,965	0
Cash flows used by operating activities	$(5,535)	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,200	0
Cash provided by financing activities	5,200	0

Change in cash	(335)	0
Cash - beginning of period	404	0
Cash - end of period	$69	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2006

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the nine months ended September 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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