Form 10KSB
period 2006-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2007-03-30
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

At December 31, 2006, the aggregate market value of the 62,949,909 shares of common stock held by non-affiliates of the Registrant was approximately $6,295.
At December 31, 2006, the Registrant had184,949,909 shares of common stock outstanding.
The issuer had no revenues during fiscal year 2006.

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

On September 19, 2002, the Registrant filed a voluntary bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of New York (case no. 02-86689). As a result of the bankruptcy petition, the Registrant's assets, properties and liabilities were transferred to a United States Trustee and the Registrant terminated its business operations. In connection with the bankruptcy petition, each officer of the Registrant either resigned or was terminated as an officer and employee and all of the directors resigned effective September 20, 2002. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On November 4, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Park Avenue Group, Inc. is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the bankruptcy proceeding, is free and clear of all liens, claims and encumbrances.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and management, and to change the Registrant's articles of incorporation with respect to the capital stock of the Company. On November 8, 2005, Park Avenue Group appointed Richard Rubin to the board of directors of the Registrant, which then appointed Mr. Rubin to be chief executive officer and chief financial officer of the Registrant At present, Mr. Rubin is the Company's sole officer and director ("Management"). On November 29, 2005, the Registrant's board of directors approved an amendment to the Registrant's articles of incorporation to increase the number of authorized shares of capital stock to 910,000,000 shares, consisting of 900,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001.

Business Objectives of the Registrant

As a result of the bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue and effect a business combination.

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

    Effecting a business combination

Prospective purchasers of the Registrant's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly traded company, while avoiding what it may deem to be the adverse consequences of undertaking an initial public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A potential business combination may involve a company which may be financially unstable or in its early stages of development or growth.

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

    Sources of target businesses

The Registrant anticipates that target business candidates will be brought to our attention from various   sources, including broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community who may present solicited or unsolicited proposals. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay Management any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

    Selection of a target business and structuring of a business combination

Management has voting control of 65.96% and will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which may encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

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

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Registrant and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that may be interested in effecting a business combination with a current, reporting public company, Management believes that we may have only very limited ability to compete in acquiring certain sizable target businesses because of our limited available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

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

Employees

Richard Rubin, is our chief executive officer and chief financial officer. Mr. Rubin is not obligated to contribute any specific number of hours per week and intend to devote only as much time as he deems necessary to the Company's affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

The Company's certificate of incorporation authorizes the issuance of up to 900,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 715,050,091 authorized but unissued shares of the Company's common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

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

The Company's officer and director owns 65.96% of issued shares or common stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

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

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the the transaction. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

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

Our sole officer and director owns 65.96% of our issued shares of common stock and has accrued compensation for services rendered prior to or in connection with a business combination. He also may be reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which consists of one person. Our sole director will not be deemed "independent," he will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely effect the price of our stock held by the public stockholders.

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

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock

The Company's common stock is considered a Penny Stock, as defined in the Exchange Act and the rules thereunder, unless and until the price of the Company's shares of common stock is at least $5.00. The Company's share price presently is, and prior to any business combination, the share price is expected to be less than $5.00. Unless the Company's common stock is otherwise excluded from the definition of Penny Stock, the Penny Stock rules apply. The Penny Stock rules require a Broker-Dealer prior to a transaction in a Penny Stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about the Penny Stock and the nature and level of risks in the Penny Stock market. The Broker-Dealer also must provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the Broker-Dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer's account. In addition, the Penny Stock rules require that the Broker-Dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser's written agreement prior to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the Penny Stock rules. So long as the common stock is subject to the Penny Stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for the Company's common stock and could make it more difficult for investors to sell the Company's common stock.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 115 East 57th Street, 11th Floor, New York, NY 10022. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2006, no matters were submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is quoted from time to time on the Pinksheets under the symbol MABAA. There has been only limited trading activity subsequent to the Registrant filing for bankruptcy proceeding. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2006 and 2005 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2006
Quarter ended December 31,	$0.001	$0.001
Quarter ended September 30,	0.001	0.001
Quarter ended June 30,	0.001	0.001
Quarter ended March 31,	0.001	0.001

Year Ended December 31, 2005
Quarter ended December 31,	$0.001	$0.001
Quarter ended June 30,	0.001	0.001
Quarter ended March 31,	0.001	0.001
Quarter ended December 31,	0.001	0.001

(b) Approximate Number of Holders of Common Stock
On December 31, 2006, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

During the three month period ended December 31, 2006, the Registrant did not issue any restricted securities.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2006.

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

At December 31, 2006, we had $19 in assets and had liabilities of $13,186.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2006 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2006 and 2005 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2006 and 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 31, 2006, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report.

Changes in internal controls. No changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Richard Rubin	64	CEO, CFO and Chairman	11/2005

Richard Rubin, 64, is CEO, CFO and Chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services.  In February 2002, Mr. Rubin became a director of Nettel Holdings, a reporting company and resigned as director in May 2003 upon the consummation of a merger with an operating company. Mr. Rubin served as a director of Jeantex Group, a reporting company from August 2002 to September 2003 and resigned upon the consummation of a merger with an operating company. Mr. Rubin presently serves as CEO, CFO and sole director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2006	12,000	---	---	---	---	---
	2005	---	---	---	---	---	---

(1) Mr. Rubin became CEO, CFO and Chairman of the Registrant in November 2005. Mr. Rubin has accrued compensation for serving as an officer and chairman.at the rate of $2,000 per month commencing in July 2006.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2006, the Registrant had 184,949,909 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Richard Rubin 115 East 57th Street, Suite 1118, New York, NY 10022	122,000,000 shares	65.96%
Common Stock	Officer and director (1 person)	122,000,000 shares	65.96%
(1) The percentage and ownership is based on 184,949,909 issued and outstanding shares as of December 31, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended December 31, 2006.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2006, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended
	December 31, 2006	December 31, 2005
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: March 30, 2007

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
American Biogenetic Sciences, Inc.

I have audited the accompanying balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of September 20, 2002. The impact of this is more fully described in note 1 of the financial statements. Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

Michael F. Cronin, CPA

Rochester, New York

March 27, 2007

Financial Statements for the fiscal years 2006 and 2005

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$19	$404
Prepaid expenses	0	0
Total current assets	19	404

Total Assets	$19	$404

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$13,104	$5,139
Notes payable - related parties	82	82
Total current liabilities	13,186	5,221

Stockholders' Deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
184,949,909 shares issued and outstanding at December 31, 2006 and
140,949,909 shares issued and outstanding at December 31, 2005	18,495	14,095
Additional paid-in capital	(4,495)	(4,495)
Subscriptions receivable	(6,050)	(7,350)
Accumulated deficit	(21,117)	(7,067)
Total Stockholders' Deficiency	(13,167)	(4,817)

Total Liabilities and Stockholders' Deficiency	$19	$404

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005

Revenue	$0	$0

Costs and Expenses:
General and administrative	14,050	7,067
Total costs and expenses	14,050	7,067

Net loss	$(14,050)	$(7,067)

Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	170,966,347	44,949,909

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

		Fiscal Year Ended		Fiscal Year Ended
		December 31, 2006		December 31, 2005

Cash flows used by operating activities	$		$
Net loss		(14,050)		(7,067)
Adjustments required to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses		7,965		5,139
Cash flows used in operating activities		(6,085)		(1,928)

Cash flow from investing activities:
Cash used in investing activities		0		0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock		5,700		2,250
Advances from related parties		0		82
Cash provided by financing activities		5,700		2,332

Change in cash		(385)		404
Cash - beginning of period		404		0
Cash - end of period		$19		$404

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Equity Back to Table of Contents

	Common Stock
			Additional
			Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	receivable	Deficit

Balance at December 31, 2004	44,949,909	44,950	(44,950)	0	0
Stock issued for cash	96,000,000	9,600	0	(7,530)
Restated par value		(40,455)	40,455
Net loss					(7,067)
	-	-	-	-	-
Balance at December 31, 2005	140,949,909	14,095	(4,495)	(7,350)	(7,067)
Receipt of subscription	-	-	-	4,700
Stock issued for cash	44,000,000	4,400	-	(3,400)
Net loss					(14,050)

Balance at December 31, 2006	184,949,909	$18,495	$(4,495)	$(6,050)	$(21,117)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2006

The Company

American Biogenetic Sciences, Inc. (the "Company", "We" or "ABS") was incorporated in Delaware on September 1, 1983. Prior to filing for bankruptcy under chapter 7, the Company engaged in the research, development and production of bio-pharmaceutical products.

Bankruptcy Proceedings: On September 19, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York (case no. 02-86689). As a result of the filing, all of our assets, properties and liabilities were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all substantially of the Company’s assets. On November 4, 2006, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group, Inc.

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

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2006 or 2005.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. We adopted SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1. "Fresh Start" Accounting

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

2. Bankruptcy Proceedings

On September 19, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York (case no. 02-86689). On November 4, 2006, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized the newly-appointed board of directors to amend the Article of Incorporation with respect to the capital stock of the Company.

The accounts of the former subsidiaries were not included in the sale and have not been carried forward.

Resultant Change in Control: In connection with the Order confirming the sale of debtor's interest in certain intangible personal property to Park Avenue Group Inc. approved by the U.S. Bankruptcy Court Eastern District of New York on November 4, 2006, the Court authorized a change in control pursuant to which Richard Rubin became our sole director on November 29, 2006, and was appointed CEO by the new board of directors on November 29, 2006. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in ABS’s subsidiaries.

3. Income Taxes

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

4. Commitments

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

5. Stockholders' Equity

Common Stock

In November, 2005, pursuant to authorization provided by the Court Order, we amended our authorized shares of common stock to 900,000,000 par value $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. On March 24, 2006 we issued 40,000,000 shares to our sole officer and director in exchange for $4,400 in cash. We also issued 4,000,000 shares to 2 individuals in exchange for $ 400 in cash. On December 13, 2005 we issued 82,000,000 shares to our sole officer and director in exchange for $8,200 in cash. We also issued 14,000,000 shares to 2 individuals in exchange for $1,400 in cash.

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