Form 10QSB
period 2007-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2007-08-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-19041

AMERICAN BIOGENETIC SCIENCES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

90 John Street, Suite 626, New York, NY	10038
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (646) 202-9679

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

On June 30, 2007, the Registrant had 184,949,909 shares of common stock outstanding.

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

On September 19, 2002, the Registrant filed a petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of New York. On November 4, 2005, the Bankruptcy Court approved an order authorizing a change in control and provided that the Company, subsequent to the bankruptcy proceeding, is free and clear of all liens, claims and other obligations.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: August 14, 2007

Financial Statements for the three-and six-month periods ended June 30, 2007 and 2006

American Biogenetic Sciences, Inc.
Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash	$23	$19
Prepaid expenses	0	0
Total current assets	23	19

Total assets	$23	$19

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$0	$0
Accrued expenses	0	0
Advances from and accruals due to related parties	25,186	13,186
Total current liabilities	25,186	13,186

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
184,949,909 shares issued and outstanding at June 30, 2007; and
184,949,909 shares issued and outstanding at December 31, 2006	18,495	18,495
Additional paid-in capital	(4,495)	(4,495)
Subscription receivable	(5,270)	(6,050)
Accumulated deficit	(33,893)	(21,117)
Total stockholders' deficiency	(25,163)	(13,167)

Total liabilities and stockholders' deficiency	$23	$19

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	6,276	1,000	12,776	1,000
Interest	0	0	0	0
Total costs and expenses	6,276	1,000	12,776	1,000

Net loss	$(6,276)	$(1,000)	$(12,776)	$(1,000)

Basic and diluted per shares amounts:
Basic and diluted net loss	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding:
Basic and diluted	184,949,909	172,378,480	184,949,909	156,751,014

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,776)	(1,000)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of expenses provided from related parties	12,000	0
Increase (decrease) in accounts payable and accrued expenses	0	(4,035)
Cash flows used by operating activities	$(776)	(5,035)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	780	5,100
Advances from related parties	0	0
Cash provided by financing activities	780	5,100

Change in cash	4	65
Cash - beginning of period	19	404
Cash - end of period	$23	$469

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
June 30, 2007

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the six months ended June 30, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.