Form 10QSB
period 2007-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2007-11-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On September 30, 2007, the Registrant had 184,949,909 shares of common stock outstanding.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: November 12, 2007

Financial Statements for the three-and nine-month periods ended September 30, 2007 and 2006

American Biogenetic Sciences, Inc.
Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash	$3,023	$19
Prepaid expenses	0	0
Total current assets	3,023	19

Total assets	$3,023	$19

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$500	$0
Accrued expenses	0	0
Advances from and accruals due to related parties	25,186	13,186
Total current liabilities	25,686	13,186

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
184,949,909 shares issued and outstanding at September 30, 2007; and
184,949,909 shares issued and outstanding at December 31, 2006	18,495	18,495
Additional paid-in capital	(4,495)	(4,495)
Subscription receivable	(2,270)	(6,050)
Accumulated deficit	(34,393)	(21,117)
Total stockholders' deficiency	(22,663)	(13,167)

Total liabilities and stockholders' deficiency	$3,023	$19

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	500	6,500	13,276	7,500
Interest	0	0	0	0
Total costs and expenses	500	6,500	13,276	7,500

Net loss	$(500)	$(6,500)	$(13,276)	$(7,500)

Basic and diluted per shares amounts:
Basic and diluted net loss	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding:
Basic and diluted	184,949,909	184,949,909	184,949,909	166,253,938

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,276)	$(7,500)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of expenses provided from related parties	12,000	0
Increase (decrease) in accounts payable and accrued expenses	500	1,965
Cash flows used by operating activities	(776)	(5,535)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,780	5,200
Advances from related parties	0	0
Cash provided by financing activities	3,780	5,200

Change in cash	3,004	(335)
Cash - beginning of period	19	404
Cash - end of period	$3,023	$69

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements

1. Basis of Presentation

American Biogenetic Sciences, Inc. (the "Company", “We” or "ABS") was incorporated in Delaware on September 1, 1983. Prior to filing for bankruptcy under chapter 7, the Company engaged in the research, development and production of bio-pharmaceutical products.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On September 19, 2002 all of the Company’s assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

4. New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the nine months ended September 30, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial.

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