Form 10KSB
period 2007-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2008-03-26
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2007, the aggregate market value of the 64,749,909 shares of common stock held by non-affiliates of the Registrant was approximately $64,749.
At December 31, 2007, the Registrant had 216,749,909 shares of common stock outstanding.
The issuer had no revenues during fiscal year 2007.

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

    Selection of a target business and structuring of a business combination

Management has voting control of 70.13% and will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

The Company's certificate of incorporation authorizes the issuance of up to 900,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 683,252,091 authorized but unissued shares of the Company's common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

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

The Company's officer and director owns 70.13% of issued shares or common stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

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

Our sole officer and director owns 70.13% of our issued shares of common stock and has accrued compensation for services rendered prior to or in connection with a business combination. He also may be reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which consists of one person. Our sole director will not be deemed "independent," he will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely effect the price of our stock held by the public stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 90 John Street, Suite 626, New York, NY 10038. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2007, no matters were submitted to a vote of the Company's security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the NASDAQ BB under the symbol MABAA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2007 and 2006 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2007
Quarter ended December 31,	$0.01	$0.001
Quarter ended September 30,	0.001	0.001
Quarter ended June 30,	0.001	0.001
Quarter ended March 31,	0.001	0.001

Year Ended December 31, 2006
Quarter ended December 31,	$0.001	$0.001
Quarter ended June 30,	0.001	0.001
Quarter ended March 31,	0.001	0.001
Quarter ended December 31,	0.001	0.001

(b) Approximate Number of Holders of Common Stock
On December 31, 2007, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

On December 20, 2007, the Registrant issued 30,000,000 shares to its CEO in consideration for the conversion of $30,000 in debt.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2007.

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

At December 31, 2007, we had $23 in assets and had liabilities of $13,186.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2007 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2007 and 2006 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2007 and 2006

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 31, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report.

Changes in internal controls. No changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Richard Rubin	65	CEO, CFO and Chairman	11/2005

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2007	24,000	---	---	---	---	---
	2006	12,000	---	---	---	---	---

(1) Mr. Rubin became CEO, CFO and Chairman of the Registrant in November 2005. Mr. Rubin has accrued compensation for serving as an officer and chairman.at the rate of $2,000 per month commencing in July 2006.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2007, the Registrant had 216749,909 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Richard Rubin 90 John Street, Suite 626, New York, NY 10038	152,000,000 shares	70.13%
Common Stock	Officer and director (1 person)	152,000,000 shares	70.13%
(1) The percentage and ownership is based on 216,747,909 issued and outstanding shares as of December 31, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended December 31, 2007.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2007 and 2006, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director have filed all reports required under Section 16(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: March 25, 2008

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
Rochester, New York

To the Board of Directors and Stockholders
American Biogenetic Sciences, Inc.

I have audited the accompanying balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2007 and 2006 and the results of its operations, changes in stockholders’ deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

Michael F. Cronin, CPA

Rochester, New York
March 25, 2008

Financial Statements for the fiscal years 2007 and 2006

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$23	$19
Prepaid expenses	0	0
Total current assets	23	19

Total Assets	$23	$19

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$0	$0
Advances from and accruals due to related party	13,186	13,186
Total current liabilities	13,186	13,186

Stockholders' Deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
216,749,909 shares issued and outstanding at December 31, 2007 and
184,949,909 shares issued and outstanding at December 31, 2006	21,675	18,495
Additional paid-in capital	24,125	(4,495)
Subscriptions receivable	(2,270)	(6,050)
Accumulated deficit	(56,693)	(21,117)
Total Stockholders' Deficiency	(13,163)	(13,167)

Total Liabilities and Stockholders' Deficiency	$23	$19

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006

Revenue	$0	$0

Costs and Expenses:
General and administrative	35,576	14,050
Total costs and expenses	35,576	14,050

Net loss	$(35,576)	$(14,050)

Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	185,908,265	170,966,347

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

		Fiscal Year Ended		Fiscal Year Ended
		December 31, 2007		December 31, 2006

Cash flows used by operating activities	$		$
Net loss		(35,576)		(14,050)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided		31,800		6,000
Increase (decrease) in accounts payable and accrued expenses		0		1,965
Cash flows used in operating activities		(3,776)		(6,085)

Cash flow from investing activities:
Cash used in investing activities		0		0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock		3,780		5,700
Advances from related parties		0		0
Cash provided by financing activities		3,780		5,700

Change in cash		4		(385)
Cash - beginning of period		19		404
Cash - end of period		$23		$19

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

			Additional
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	receivable	Deficit
Balance at December 31, 2005	140,949,909	$14,095	$(4,495)	$(7,350)	$(7,067)
Receipt of subscription	-	-	-	4,700
Stock issued for cash	44,000,000	4,400	-	(3,400)
Net loss					(14,050)
Balance at December 31, 2006	184,949,909	18,495	(4,495)	(6,050)	(21,117)
Receipt of subscription	-	-	-	3,780
Stock issued for services	31,800,000	3,180	28,620
Net loss					(35,576)
Balance at December 31, 2007	216,749,909	$21,675	$24,125	$(2,270)	$(56,693)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2007

The Company

American Biogenetic Sciences, Inc. (the "Company“, “We“ or "ABS") was incorporated in Delaware on September 1, 1983. Prior to filing for bankruptcy under chapter 7, the Company engaged in the research, development and production of bio-pharmaceutical products.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 25, 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2007 or 2006.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

AMERICAN BIOGENETIC SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

1. “Fresh Start” Accounting:

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

We have a current operating loss carry-forward of $ 18,000 resulting in deferred tax assets of $6,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

The Company is not a party to any leases and does not have any commitments .

5. Stockholders' Equity

Common Stock

In November, 2005, pursuant to authorization provided by the Court Order, we amended our authorized shares of common stock to 900,000,000 par value $0.0001. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

On December 20, 2007 we issued 31,800,000 shares in satisfaction of $31,800 due for services rendered. The shares were valued at $0.01per share which was management’s estimate of fair value at the time of issuance. 30,000,000 of the shares valued at $30,000 were issued to our sole officer and director.

On March 24, 2006 we issued 40,000,000 shares to our sole officer and director in exchange for $ 4,400 in cash. We also issued 4,000,000 shares to 2 individuals in exchange for $ 400 in cash.

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

There are no employee or non-employee options or warrants outstanding or exercisable.

6. Related Party Transactions not Disclosed Elsewhere

Due related parties and Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $30,000 and $6,000 for 2007 and 2006, respectively, and was reflected in the statement of operations as general and administrative expenses.