Form 10-Q
period 2008-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2008-08-12
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

At June 30, 2008, the Registrant had 217,747,909 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

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

There is currently only a limited trading market in the Registrant's shares on the NASDAQ BB. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: August 12, 2008

Financial Statements for the three-and six month periods ended June 30, 2008 and 2007

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	June 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets:
Cash	$5	$23
Prepaid expenses	0	0
Total current assets	5	23

Total assets	$5	$23

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$500	$0
Advances from and accruals due to related parties	30,616	13,186
Total current liabilities	31,416	13,186

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
217,747,909 shares issued and outstanding at June 30, 2008; and
216,747,909 shares issued and outstanding at December 31, 2007	21,775	21,675
Additional paid-in capital	24,525	24,125
Subscription receivable	0	(2,270)
Accumulated deficit	(77,711)	(56,693)
Total stockholders' deficiency	(31,411)	(13,163)

Total liabilities and stockholders' deficiency	$5	$23

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	9,518	6,276	21,018	12,776
Interest	0	0	0	0
Total costs and expenses	9,518	6,276	21,018	12,776

Net loss	$(9,518)	$(6,276)	$(21,018)	$(12,776)

Basic and diluted per shares amounts:
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	217,747,909	184,949,909	217,580,516	184,949,909

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(21,018)	(12,776)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of expenses provided from related parties	18,000	12,000
Increase (decrease) in accounts payable and accrued expenses	2,500	0
Cash flows used by operating activities	$(518)	(776)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	500	780
Advances from related parties	0	0
Cash provided by financing activities	500	780

Change in cash	(18)	4
Cash - beginning of period	23	19
Cash - end of period	$5	$23

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
June 30, 2008

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and six month periods ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On September 19, 2002 all of the Company’s assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

4. Related Party Transactions not Disclosed Elsewhere:

Due related parties and Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $18,000 and $9,000 for six month and three month period ended June 30, 2008, respectively, and was $12,000 and $6,000 for six month and three month period ended June 30, 2007, respectively. These expenses were reflected in the statement of operations as general and administrative expenses.

5. New Accounting Standards

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