Form 10KSB/A
period 2007-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2008-09-19
CIK 856984

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2007, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2007.

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

Remediation Plan for Certain Weaknesses in the Company’s Disclosure Controls and Procedures

During September 2008, the Company completed the implementation of certain control activities that we believe will prevent or detect certain weaknesses in our disclosure controls and procedures, specifically the preparation and submission to the SEC of the Company’s reports under the Exchange Acts. The Company implemented an additional review process of its reports under the Exchange Act prior to final submission to the SEC of its reports. Management believes that these steps are sufficient to remediate the certain weakness in our disclosure controls and procedures.

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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: September 19, 2008

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