Form 10-Q
period 2008-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2008-11-13
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

At September 30, 2008, the Registrant had 217,749,909 shares of common stock outstanding.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: November 14, 2008

Financial Statements for the three-and nine month periods ended September 30, 2008 and 2007

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	September 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current assets:
Cash	$18	$23
Prepaid expenses	0	0
Total current assets	18	23

Total assets	$18	$23

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$500	$0
Advances from and accruals due to related parties	40,456	13,186
Total current liabilities	40,956	13,186

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
217,749,909 shares issued and outstanding at September 30, 2008; and
216,749,909 shares issued and outstanding at December 31, 2007	21,775	21,675
Additional paid-in capital	24,525	24,125
Subscription receivable	0	(2,270)
Accumulated deficit	(87,238)	(56,693)
Total stockholders' deficiency	(40,938)	(13,163)

Total liabilities and stockholders' deficiency	$18	$23

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	9,527	500	30,545	13,726
Interest	0	0	0	0
Total costs and expenses	9,527	500	30,545	13,726

Net loss	$(9,527)	$(500)	$(30,545)	$(13,726)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	217,749,909	184,949,909	217,640,420	184,949,909

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(30,545)	(13,276)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of expenses provided from related parties	27,000	12,000
Expenses paid by related parties	2,500	500
Increase (decrease) in accounts payable and accrued expenses	500	0
Cash flows used by operating activities	$(545)	(776)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	500	3,780
Proceeds from related party borrowings	40	0
Cash provided by financing activities	540	3,780

Change in cash	(5)	3,004
Cash - beginning of period	23	19
Cash - end of period	$18	$3,023

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2008

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and nine month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On September 19, 2002 all of the Company’s assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

4. Related Party Transactions not Disclosed Elsewhere:

Due related parties and Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $27,000 and $9,000 for nine month and three month period ended September 30, 2008, respectively, and was $12,000 and $0 for nine month and three month period ended September 30, 2007, respectively. These expenses were reflected in the statement of operations as general and administrative expenses.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Accounting Principles. Our Management is currently evaluating the impact of SFAS 162 on the Company's financial statements but does not expect it to have a material effect.