Form 10-K
period 2008-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2009-04-08
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-19041

AMERICAN BIOGENETIC SCIENCES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (212) 400-7198

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2008, the aggregate market value of the 65,749,909 common stock held by non-affiliates of the registrant was approximately $657,499 based on the asked price of the Registrants common stock on December 31, 2008.  On December 31, 2008, the Registrant had 217,747,909 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings.

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

    Selection of a target business and structuring of a business combination

Management has voting control of 69.80% and will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

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

ITEM 1A. RISK FACTORS RELATED TO OUR BUSINESS Back to Table of Contents

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

The Company's certificate of incorporation authorizes the issuance of up to 900,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 682,252,091 authorized but unissued shares of the Company's common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

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

The Company's officer and director owns 69.80% of issued shares or common stock, a controlling interest in the Company, and thus may influence certain actions requiring stockholder vote.

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

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the the transaction. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

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

Our sole officer and director owns 69.80% of our issued shares of common stock and has accrued compensation for services rendered prior to or in connection with a business combination. He also may be reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which consists of one person. Our sole director will not be deemed "independent," he will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely effect the price of our stock held by the public stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 40 Wall Street, 28th Floor, New York, NY 10005. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

On July 10, 2008, a majority of the Registrant's holder of common stock approved a one for hundred reverse split of the Company's common stock. on July 10, 2008, the consenting stockholder was the record and beneficial owners of 152,000,000 (pre-split shares) of the Registrant's shares of common stock, which shares represented 69.80% of the issued and outstanding shares of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the NASDAQ BB under the symbol MABAA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2008 and 2007 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2008
Quarter ended December 31,	$0.003	$0.001
Quarter ended September 30,	0.006	0.001
Quarter ended June 30,	0.006	0.001
Quarter ended March 31,	0.01	0.001

Year Ended December 31, 2007
Quarter ended December 31,	$0.01	$0.001
Quarter ended June 30,	0.001	0.001
Quarter ended March 31,	0.001	0.001
Quarter ended December 31,	0.001	0.001

(b) Approximate Number of Holders of Common Stock
On December 31, 2008, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

On January 28, 2008, the Registrant issued 1,000,000 shares to a private investor in consideration of $500.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

Operating Results Data:	2008	2007
Revenues	$0	$0
Net loss	(40,063)	(35,576)
Net loss per basic common shareholder	(0.00)	(0.00)
Basic weighted average common shares	217,664,576	185,908,265

Financial Position Data:
Total assets	0	23
Total liabilities	50,456	13,186
Stockholders' equity (deficit)	(50,456)	(13,163)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2008 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2008 and 2007 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2008 and 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2008, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2008.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Richard Rubin	66	CEO, CFO and Chairman	11/2005

Richard Rubin, 66, is CEO, CFO and Chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services.  In February 2002, Mr. Rubin became a director of Nettel Holdings, a reporting company and resigned as director in May 2003 upon the consummation of a merger with an operating company. Mr. Rubin served as a director of Jeantex Group, a reporting company from August 2002 to September 2003 and resigned upon the consummation of a merger with an operating company. Mr. Rubin presently serves as CEO, CFO and sole director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2008	24,000	---	---	---	---	---
	2007	24,000	---	---	---	---	---
	2006	12,000	---	---	---	---	---

(1) Mr. Rubin became CEO, CFO and Chairman of the Registrant in November 2005. Mr. Rubin has accrued compensation for serving as an officer and chairman.at the rate of $2,000 per month commencing in July 2006.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2008, the Registrant had 217,749,909 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Richard Rubin 40 Wall Street, 28th Floor, New York, NY 10005	152,000,000 shares	69.80%
Common Stock	Officer and director (1 person)	152,000,000 shares	69.80%
(1) The percentage and ownership is based on 217,747,909 issued and outstanding shares as of December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended December 31, 2008.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2008 and 2007, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: April 8, 2009

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
Rochester, New York

To the Board of Directors and Stockholders
American Biogenetic Sciences, Inc.

I have audited the accompanying balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2008 and 2007 and the results of its operations, changes in stockholders’ deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Michael F. Cronin, CPA

Rochester, New York
April 8, 2009

Financial Statements for the fiscal years 2008 and 2007

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$0	$23
Prepaid expenses	0	0
Total current assets	0	23

Total Assets	$0	$23

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$1,500	$0
Advances from and accruals due to related party	48,956	13,186
Total current liabilities	50,456	13,186

Stockholders' Deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
217,749,909 shares issued and outstanding at December 31, 2008 and
216,749,909 shares issued and outstanding at December 31, 2007	21,775	21,675
Additional paid-in capital	24,535	24,125
Subscriptions receivable	-	(2,270)
Accumulated deficit	(96,756)	(56,693)
Total Stockholders' Deficiency	(50,456)	(13,163)

Total Liabilities and Stockholders' Deficiency	$0	$23

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2008	December 31, 2007

Revenue	$0	$0

Costs and Expenses:
General and administrative	40,063	35,576
Total costs and expenses	40,063	35,576

Net loss	$(40,063)	$(35,576)

Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	217,664,576	185,908,265

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

		Fiscal Year Ended		Fiscal Year Ended
		December 31, 2008		December 31, 2007

Cash flows used by operating activities	$		$
Net loss		(40,063)		(35,576)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		36,000		31,800
Expenses paid by related parties		2,000
Increase (decrease) in accounts payable and accrued expenses		1,500		0
Cash flows used in operating activities		(563)		(3,776)

Cash flow from investing activities:
Cash used in investing activities		0		0

Cash flows from financing activities:
Proceeds of related party borrowings		40		3,780
Proceeds from the issuance of common stock		500		0
Cash provided by financing activities		540		3,780

Change in cash		(23)		4
Cash - beginning of period		23		19
Cash - end of period		$0		$23

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

			Additional
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	receivable	Deficit
Balance at December 31, 2005	140,949,909	$14,095	$(4,495)	$(7,350)	$(7,067)
Receipt of subscription	-	-	-	4,700
Stock issued for cash	44,000,000	4,400	-	(3,400)
Net loss					(14,050)
Balance at December 31, 2006	184,949,909	18,495	(4,495)	(6,050)	(21,117)
Receipt of subscription	-	-	-	3,780
Stock issued for services	31,800,000	3,180	28,620
Net loss					(35,576)
Balance at December 31, 2007	216,749,909	21,675	24,125	(2,270)	(56,693)
Receipt of subscription	-	-	-	2,270
Stock issued for cash	1,000,000	100	400
Net loss					(40,063)
Balance at December 31, 2008	217,749,909	$21,775	$24,525	$0	$(96,756)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2008

The Company

American Biogenetic Sciences, Inc. (the "Company", “We” or "ABS") was incorporated in Delaware on September 1, 1983. Prior to filing for bankruptcy under chapter 7, the Company engaged in the research, development and production of bio-pharmaceutical products.

Bankruptcy Proceedings: On September 19, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York (case no. 02-86689). As a result of the filing, all of our assets. Properties and liabilities were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all substantially of the Company’s assets. On November 4, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group, Inc.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 28, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2008 or 2007.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Financial Statements
December 31, 2008

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

2. Bankruptcy Proceedings:

On September 19, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York (case no. 02-86689). On November 4, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's interest in personal property to Park Avenue Group Inc. The material terms of the transaction confirmed by Bankruptcy Court authorized Park Avenue Group to appoint new members to the Registrant's board of directors and authorized the newly-appointed board of directors to amend the Article of Incorporation with respect to the capital stock of the corporation.

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

We have a current operating loss carry-forward of $18,000 resulting in deferred tax assets of $6,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

On January 29, 2008 we issued 1,000,000 shares to a private investor for $500 in cash.

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

6. Related Party Transactions not Disclosed Elsewhere:

Due related parties and Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $36,000 and $31,800 for 2008 and 2007, respectively, and was reflected in the statement of operations as general and administrative expenses.