Form 10-Q
period 2009-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2009-08-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On June 30, 2009, the Registrant had 217,747,909 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS	6

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2009, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: August 14, 2009

Financial Statements for the three and six-month periods ended June 30, 2009 and 2008

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash	$21	$0
Prepaid expenses	0	0
Total current assets	21	0

Total assets	$21	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$4,500	$1,500
Advances from and accruals due to related parties	67,082	48,956
Total current liabilities	71,582	50,456

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
217,747,909 shares issued and outstanding at June 30, 2009; and
217,747,909 shares issued and outstanding at December 31, 2008	21,775	21,775
Additional paid-in capital	24,525	24,525
Accumulated deficit	(117,861)	(96,756)
Total stockholders' deficiency	(71,561)	(50,456)

Total liabilities and stockholders' deficiency	$21	$0

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	9,569	9,518	21,105	21,018
Interest	0	0	0	0
Total costs and expenses	9,569	9,518	21,105	21,018

Net loss	$(9,569)	$(9,518)	$(21,105)	$(21,018)

Basic and diluted per shares amounts:
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	217,747,909	217,747,909	217,747,909	217,580,516

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(21,105)	(6,500)
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Fair value of expenses provided from related parties	18,000	6,000
Increase (decrease) in accounts payable and accrued expenses	3,000	-
Cash flows used by operating activities	$(105)	(500)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	500
Advances from related parties	126	0
Cash provided by financing activities	126	500

Change in cash	21	0
Cash - beginning of period	0	19
Cash - end of period	$21	$19

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
June 30, 2009

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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