Form 10-Q
period 2009-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2009-11-13
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On September 30, 2009, the Registrant had 217,747,909 shares of common stock outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2009, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: November 13, 2009

Financial Statements for the three and nine-month periods ended September 30, 2009 and 2008

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	September 30, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash	$11	$0
Prepaid expenses	0	0
Total current assets	11	0

Total assets	$11	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable - trade	$5,000	$1,500
Advances from and accruals due to related parties	76,602	48,956
Total current liabilities	81,602	50,456

Stockholders' deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
217,747,909 shares issued and outstanding at September 30, 2009; and
217,747,909 shares issued and outstanding at December 31, 2008	21,775	21,775
Additional paid-in capital	24,525	24,525
Accumulated deficit	(127,891)	(96,756)
Total stockholders' deficiency	(81,591)	(50,456)

Total liabilities and stockholders' deficiency	$11	$0

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	10,030	9,527	31,135	30,545
Interest	0	0	0	0
Total costs and expenses	10,030	9,527	31,135	30,545

Net loss	$(10,030)	$(9,527)	$(31,135)	$(30,545)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	217,747,909	217,747,909	217,747,909	217,640,420

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(31,135)	(30,545)
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Fair value of expenses provided from related parties	27,000	27,000
Expenses paid by related party	-	2,500
Increase (decrease) in accounts payable and accrued expenses	3,500	500
Cash flows used by operating activities	$(635)	(545)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	500
Advances from related parties	646	40
Cash provided by financing activities	646	540

Change in cash	10	(5)
Cash - beginning of period	21	23
Cash - end of period	$11	$18

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2009

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements

“Fresh Start” Accounting: On September 19, 2002 all of the Company’s assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

    In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided without cost and the use of office space provided without cost. Such items totaled $76,602 at September 30, 2009. We expensed the fair value of services by an accrual of $9,000 and $27,000 for the three and nine month interim periods ended September 30, 2009.