Form 10-K
period 2009-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2010-04-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2009, the aggregate market value of the 65,000 common stock held by non-affiliates of the registrant was approximately $657,499 based on the asked price of the Registrants common stock on December 31, 2009.  On December 31, 2009, the Registrant had 217,747,909 shares of common stock outstanding.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the NASDAQ BB under the symbol MABAA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2009 and 2008 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2009
Quarter ended December 31,	$0.003	$0.001
Quarter ended September 30,	0.006	0.001
Quarter ended June 30,	0.006	0.001
Quarter ended March 31,	0.01	0.001

Year Ended December 31, 2008
Quarter ended December 31,	$0.01	$0.001
Quarter ended June 30,	0.001	0.001
Quarter ended March 31,	0.001	0.001
Quarter ended December 31,	0.001	0.001

(b) Approximate Number of Holders of Common Stock
On December 31, 2009, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

On January 28, 2008, the Registrant issued 1,000,000 shares to a private investor in consideration of $500.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

N/A.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2009 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2009 and 2008 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2009 and 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2009, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2009.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Richard Rubin	67	CEO, CFO and Chairman	11/2005

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2009	24,000	---	---	---	---	---
	2008	24,000	---	---	---	---	---
	2007	12,000	---	---	---	---	---

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2009, the Registrant had 217,749,909 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Richard Rubin 40 Wall Street, 28th Floor, New York, NY 10005	152,000,000 shares	69.80%
Common Stock	Officer and director (1 person)	152,000,000 shares	69.80%
(1) The percentage and ownership is based on 217,747,909 issued and outstanding shares as of December 31, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ended December 31, 2009.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2009 and 2008, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: April 14, 2010

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
Rochester, New York

To the Board of Directors and Stockholders
American Biogenetic Sciences, Inc.

I have audited the accompanying balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2009 and 2008 and the results of its operations, changes in stockholders’ deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

April 13, 2010

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accontant

NY, FL

Financial Statements for the fiscal years 2009 and 2008

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$500	$1,500
Accrued expenses	2,280	0
Advances from and accruals due to related party	14,613	48,956
Total current liabilities	17,613	50,456

Convertible debt	76,000	0

Total liabilities	93,393	50,456

Stockholders' Deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
217,749,909 shares issued and outstanding at December 31, 2009 and
217,749,909 shares issued and outstanding at December 31, 2008	21,775	21,775
Additional paid-in capital	24,525	24,525
Accumulated deficit	(139,693)	(96,756)
Total Stockholders' Deficiency	(93,393)	(50,456)

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2009	December 31, 2008

Revenue	$0	$0

Costs and Expenses:
General and administrative	40,657	40,063
Interest	2,280	0
Total costs and expenses	42,937	40,063

Net loss	$(42,937)	$(40,063)

Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	217,749,909	217,749,909

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

		Fiscal Year Ended		Fiscal Year Ended
		December 31, 2009		December 31, 2008

Cash flows used by operating activities	$		$
Net loss		(42,937)		(40,063)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		36,000		36,000
Expenses paid by related parties		4,011		2,000
Increase (decrease) in accounts payable and accrued expenses		2,280		1,500
Cash flows used in operating activities		(646)		(563)

Cash flow from investing activities:
Cash used in investing activities		0		0

Cash flows from financing activities:
Proceeds of related party borrowings		646		40
Proceeds from the issuance of common stock		0		500
Cash provided by financing activities		646		540

Change in cash		0		(23)
Cash - beginning of period		0		23
Cash - end of period		$0		$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

			Additional
	Common Stock		Paid-In	Subscriptions	Accumulated
	Shares	Amount	Capital	receivable	Deficit
Balance at December 31, 2007	216,749,909	21,675	24,125	(2,270)	(56,693)
Stock issued for cash	1,000,000	100	400	2,270
Net loss					(40,063)
Balance at December 31, 2008	217,749,909	21,775	24,525	0	(96,756)
Net loss					(42,937)
Balance at December 31, 2009	217,749,909	$21,775	$24,525	$0	$(139,693)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2009 Back to Table of Contents

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

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 14, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2006. We are not under examination by any jurisdiction for any tax year. At December 31, 2009 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on January 1, 2010. SFAS 165 affects disclosures only Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

We have a current operating loss carry-forward of $25,000 resulting in deferred tax assets of $8,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

The Company is not a party to any leases and does not have any commitments

5. Convertible Long-Term Debt:

In 2009, we issued a convertible promissory note in the amount of $76,000 to our President. The note bear interests at 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2010). The initial conversion rate is $0.001 per share (subject to standard anti-dilution provisions). The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years.

The convertible debt securities were issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, we evaluate that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Note to determine whether they are or are not clearly and closely related to the characteristics of the Note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and common stock follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments . The Company evaluated the embedded conversion feature and determined its effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the convertible notes did not contains an embedded beneficial conversion feature. The effective conversion price exceeded the stock price on the valuation date.

6. Stockholders' Equity:

Common Stock

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

7. Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $36,000 for 2009 and 2008, respectively, and was reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due related parties consist of corporate regulatory compliance expenses paid directly by and cash advances received by affiliates. These paid items totaled $4,657 for 2009 and $2,040 for 2008.