Form 10-Q
period 2010-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2010-05-13
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On March 31, 2010, the Registrant had 217,747,909 shares of common stock outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2010, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: May 13, 2010

Financial Statements for the three-month periods ended March 31, 2010 and 2009

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	March 31, 2010
	(Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$3,000	$500
Accrued expenses	4,560	2,280
Advances from and accruals due to related party	23,613	14,613
Total current liabilities	31,173	17,613

Convertible debt	76,000	76,000

Total liabilities	107,173	93,393

Stockholders' Deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
217,749,909 shares issued and outstanding at December 31, 2009 and
217,749,909 shares issued and outstanding at December 31, 2008	21,775	21,775
Additional paid-in capital	24,525	24,525
Accumulated deficit	(153,473)	(139,693)
Total Stockholders' Deficiency	(107,173)	(93,393)

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and Expenses:
General and administrative	11,500	11,536
Interest expense	2,280	0
Total costs and expenses	13,780	11,536

Loss from operations	(13,780)	(11,536)

Net income (loss)	$(13,780)	$(11,536)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	217,749,909	217,749,909

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(13,780)	(11,536)
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Fair value of expenses provided from related parties	9,000	9,000
Increase (decrease) in accounts payable and accrued expenses	4,780	2,500
Cash flows used by operating activities	$0	(36)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Advances from related parties	0	36
Cash provided by financing activities	0	36

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2010

1. Basis of Presentation

American Biogenetic Sciences, Inc. (the "Company", "We" or "ABS") was incorporated in Delaware on September 1, 1983. Prior to filing for bankruptcy under chapter 7, the Company engaged in the research, development and production of bio-pharmaceutical products.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2009 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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