Form 10-Q
period 2010-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2010-11-12
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On September 30, 2010, the Registrant had 1,088,740 shares of common stock outstanding.

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

On May 3, 2010, the Company’s previously authorized 200 for 1 reverse stock split became effective and the Company’s shares of common stock became subject to quotation on the FINRA BB under the new symbol MABA on June 2, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2010, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

/s/ Richard Rubin
Richard Rubin
   CEO, CFO and Chairman
   Dated: November 11, 2010

Financial Statements for the three and nine-month periods ended September 30, 2010 and 2009

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	September 30, 2010
	(Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$1,527	$500
Accrued interest expenses	9,120	2,280
Advances from and accruals due to related party	50,113	14,613
Total current liabilities	60,760	17,613

Convertible debt	76,000	76,000

Total liabilities	136,760	93,393

Stockholders' Deficiency:
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at June 30, 2010 and
217,749,909 shares issued and outstanding at December 31, 2009	109	21,775
Additional paid-in capital	46,191	24,525
Accumulated deficit	(183,060)	(139,693)
Total Stockholders' Deficiency	(136,760)	(93,393)

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	9,500	10,030	30,500	31,135
Interest expenses	2,280	0	6,840	0
Total costs and expenses	11,780	10,030	37,340	31,135

Net loss	$(11,780)	$(10,030)	$(37,340)	$(31,135)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(37,340)	(31,135)
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Fair value of expenses provided from related parties	32,000	27,000
Increase (decrease) in accounts payable and accrued expenses	5,340	3,500
Cash flows used by operating activities	$0	(0)

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Advances from related parties	0	646
Cash provided by financing activities	0	646

Change in cash	0	10
Cash - beginning of period	0	21
Cash - end of period	$0	$11

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2010

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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