Form 10-K
period 2010-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2011-04-13
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2010, the aggregate market value of the 328,740 shares of common stock held by non-affiliates of the registrant was approximately $65,000 based on the asked price of the Registrants common stock on December 31, 2010.  On December 31, 2010, the Registrant had 1,088,740 shares of common stock outstanding.

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

Business Objectives of the Registrant

The Registrant has no present operations and has determined to direct its efforts and limited resources to pursue and effect a business combination.

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

The Company's certificate of incorporation authorizes the issuance of up to 900,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 898,900,260 authorized but unissued shares of the Company's common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

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

The company has one officer and director. He also may be reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which consists of one person. Our sole director will not be deemed "independent," he will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely effect the price of our stock held by the public stockholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the FINRA BB under the symbol MABA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2010 and 2009 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.40	$0.30	$2.00	$0.20	$0.20	$0.20
Second Quarter ended June 30	$0.40	$0.30	$1.20	$0.20	$0.20	$0.20
Third Quarter ended September 30	$0.60	$0.31	$1.20	$0.20	$0.20	$0.20
Fourth Quarter ended December 31	$0.90	$0.31	$0.60	$0.20	$2.00	$0.20

(b) Approximate Number of Holders of Common Stock
On December 31, 2010, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

None.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2010.

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

Liquidity and Capital Resources

The Registrant has neither engaged in any operations nor generated any revenues during the year 2010. While we are dependent upon interim funding provided by the Company's majority shareholder to pay professional fees and expenses, we have no written finance agreement with the Company's majority shareholder to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2010 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2010 and 2009 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2010 and 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2010, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2010.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Richard Rubin	68	CEO, CFO and Chairman

Richard Rubin, 68, is CEO, CFO and Chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services.  Mr. Rubin presently serves as CEO, CFO and director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2010	24,000	---	---	---	---	---
	2009	24,000	---	---	---	---	---
	2008	24,000	---	---	---	---	---

(1) Mr. Rubin has accrued compensation for serving as an officer and chairman.at the rate of $2,000 per month.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2010, the Registrant had 1,088,740 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 54 Colony Close, Tuggerah, NSW, Australia 2259	760,000 shares	69.80%
	Richard Rubin 40 Wall Street, 28th Floor New York, NY 10005	0 shares	0.00%
Common Stock	Officer and director (1 person)	0 shares	0.00%
(1) The percentage and ownership is based on 1,088,740 issued and outstanding shares as of December 31, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed John A. Braden, P.C. as independent public accountant for the fiscal year ended December 31, 2010. Our financial statements for the year ended December 31, 2009 were audited by Michael F. Cronin, CPA.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by John A. Braden, P.C. and Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by John A. Braden, P.C. and Michael F. Cronin, CPA during those periods.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: April 14, 2010

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

JOHN A. BRADEN, P.C.
Certified Public Accountant

To the Board of Directors and Stockholders
American Biogenetic Sciences, Inc.

We have audited the accompanying consolidated balance sheet of American Biogenetic Sciences, Inc. as of December 31, 2010 and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2010 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

April 11, 2011.

John A. Braden, P.C.
Houston, Texas

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

April 13, 2010

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accontant

NY, FL

Financial Statements for the fiscal years 2010 and 2009

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$3,672	$500
Accrued interest expenses	11,400	2,280
Advances from and accruals due to related party	65,113	14,613
Total current liabilities	80,185	17,613

Convertible debt	76,000	76,000

Total liabilities	156,185	93,393

Stockholders' Deficiency:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at December 31, 2010 and
1,088,740 shares issued and outstanding at December 31, 2009	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(202,485)	(139,693)
Total Stockholders' Deficiency	(156,185)	(93,393)

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2010	December 31, 2009

Revenue	$0	$0

Costs and Expenses:
General and administrative	53,672	40,657
Interest	9,120	2,280
Total costs and expenses	62,792	42,937

Net loss	$(62,792)	$(42,937)

Basic and diluted net loss	$(0.06)	$(0.04)

Weighted average shares outstanding (basic and diluted)	1,088,740	1,088,740

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

		Fiscal Year Ended		Fiscal Year Ended
		December 31, 2010		December 31, 2009

Cash flows used by operating activities	$		$
Net loss		(62,792)		(42,937)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		46,000		36,000
Expenses paid by related parties		-		4,011
Increase (decrease) in accounts payable and accrued expenses		16,792		2,280
Cash flows used in operating activities		0		(646)

Cash flow from investing activities:
Cash used in investing activities		0		0

Cash flows from financing activities:
Proceeds of related party borrowings		0		646
Proceeds from the issuance of common stock		0		0
Cash provided by financing activities		0		646

Change in cash		0		(23)
Cash - beginning of period		0		23
Cash - end of period		$0		$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Deficiency Back to Table of Contents

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2008	1,088,740	$109	$46,191	$(96,756)
Net loss				(42,937)
Balance at December 31, 2009	1,088,740	109	46,191	(139,693)
Net loss				(62,792)
Balance at December 31, 2010	1,088,740	$109	$46,191	$(202,485)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2010 Back to Table of Contents

The Company

American Biogenetic Sciences, Inc. (the "Company", “We” or "ABS") was incorporated in Delaware on September 1, 1983. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products.

Bankruptcy Proceedings: On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York. On November 4, 2005, the Company emerged from bankruptcy Court.

Basis of Presentation: We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Significant Accounting Policies

Use of Estimates : The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents : For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment: New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets : We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation , and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services . All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the year ended December 31, 2010. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value Accounting: On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 157,  Fair Value Measurements  (“SFAS 157”) (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on January 1, 2009, we adopted Statement of Financial Accounting Standards No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities  (“SFAS 159”).  Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments : Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. We consummated a 1 for 100 reverse split on July 11, 2008, which became effective on August 4, 2008. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2007.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2010 and 2009.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock : We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock . This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on December 31, 2009. SFAS 165 affects disclosures only .

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

1. “Fresh Start” Accounting:

On September 19, 2002 in connection with the Company emerging from bankruptcy we adopted "fresh-start" accounting in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." All results for periods subsequent to September 19, 2002 are referred to as those of the "Successor Company".

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before November 6, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

2. Income Taxes:

The Company has a net operating loss carryovers available to reduce future income taxes. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized. Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization. The Company is not under examination by any jurisdiction for any tax year. At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

3. Commitments:

The Company is not a party to any leases and does not have any commitments

4. Convertible Long-Term Debt:

In 2009, we issued a convertible promissory note in the amount of $76,000 to our President. The note bears interests at 12% per annum until paid or converted. Interest is payable upon the maturity date (December 31, 2010). The initial conversion rate is $0.001 per share (subject to standard anti-dilution provisions). The note formalized a like amount due through the accretion of cash advances and the fair value of services provided without cost covering several years. The note holder and the Company agreed to extent the maturity date of the convertible promissory note to December 31, 2011.

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

5. Stockholders' Equity:

Common Stock

In November 2005, we modified our authorized shares of common stock to 900,000,000, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock.

Preferred Stock

In November 2005, we modified our authorized preferred shares to 10,000,000, par value $0.0001. The preferred shares may be issued in one or more series. The Board of Directors of the Corporation is authorized to fix the powers, preferences, rights, qualifications, limitations or restrictions of the preferred shares and any series thereof pursuant to Section 151 of the Delaware General Corporation Law. As of December 31, 2010, there are no preferred shares issued and outstanding.

Stock Based Compensation

There are no employee or non-employee options or warrants outstanding or exercisable.

6. Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The principal stockholder provided, without cost to the Company, his services and office space. The total of these expenses was $46,000 for 2010 and $36,000 for 2009, and was reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of corporate regulatory compliance expenses paid directly by and cash advances received by affiliates. These paid items totaled $6,000 for 2010 and $4,657 for 2009.