Form 10-Q
period 2011-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2011-08-24
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On June 30, 2011, the Registrant had 1,088,740 shares of common stock outstanding.

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

American Biogenetic Sciences, Inc.
Balance Sheets

		December 31, 2010
	June 30, 2011	(Audited)
ASSETS
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$6,568	$3,672
Accrued interest expenses	15,960	11,400
Advances from and accruals due to related party	101,113	65,113
Total current liabilities	123,641	80,185

Convertible debt, related party	76,000	76,000

Total liabilities	199,641	156,185

Stockholders' Deficiency:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at June 30, 2011 and
1,088,740 shares issued and outstanding at December 31, 2010	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(245,941)	(202,485)
Total Stockholders' Deficiency	(199,641)	(156,185)

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	15,794	9,500	38,896	21,000
Interest expenses	2,280	2,280	4,560	4,560
Total costs and expenses	18,074	11,780	43,456	25,560

Net loss	$(18,074)	$(11,780)	$(43,456)	$(25,560)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(43,456)	(25,560)
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Fair value of expenses provided from related parties	33,000	18,000
Increase (decrease) in accounts payable and accrued expenses	10,456	7,560
Cash flows used by operating activities	$0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Advances from related parties	0	36
Cash provided by financing activities	0	36

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
June 30, 2011

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-and six month periods ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. New Accounting Standards

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no change in the Company’s financial statements as a result of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. No change resulted from this change.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Yhe Company is currently evaluating the impact of SFAS 162 on its financial statements, but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate expenses paid by the principal shareholder, cash advances made to the company as well as the fair value of services provided by the Company's officer and director and the use of office space provided. Such items totaled $101,113 at June 30, 2011. We expensed the fair value of services of $11,000 provided by the Company's officer for the three-month period ended June 30, 2011.

5. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 20, 2002, the Company has accumulated losses aggregating to $245,941 and has insufficient working capital to meet operating needs for the next twelve months as of June 30 31, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2011, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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
   Dated: August 24, 2011