Form 10-Q
period 2011-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2011-11-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On September 30, 2011, the Registrant had 1,088,740 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES.	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	6
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	6
ITEM 5.	OTHER INFORMATION.	6
ITEM 6.	EXHIBITS	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

American Biogenetic Sciences, Inc.
Balance Sheets

		December 31, 2010
	September 30, 2011	(Audited)
ASSETS
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$7,068	$3,672
Accrued interest expenses	18,240	11,400
Advances from and accruals due to related party	115,113	65,113
Total current liabilities	140,421	80,185

Convertible debt, related party	76,000	76,000

Total liabilities	216,421	156,185

Stockholders' Deficiency:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at June 30, 2011 and
1,088,740 shares issued and outstanding at December 31, 2010	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(262,721)	(202,485)
Total Stockholders' Deficiency	(216,421)	(156,185)

Total Liabilities and Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	14,500	9,500	53,396	30,500
Interest expenses	2,280	2,280	6,840	6,840
Total costs and expenses	16,780	11,780	60,236	37,340

Net loss	$(16,780)	$(11,780)	$(60,236)	$(37,340)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(60,236)	(37,340)
Adjustment required to reconcile net income (loss) to cash used in operating activities:
Fair value of expenses provided from related parties	47,000	32,000
Increase (decrease) in accounts payable and accrued expenses	13,236	5,340
Cash flows used by operating activities	$0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Advances from related parties	0	0
Cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2011

Note 1. Basis of Presentation

American Biogenetic Sciences, Inc. (the "Company", "We" or "ABS") was incorporated in Delaware on September 1, 1983.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies are described in the “Notes to the Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

“Fresh Start” Accounting: We adopted "fresh-start" accounting as of September 20, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by ASC 805, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before September 20, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

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

Fair Value of Financial Instruments : ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.These financial instruments include, accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share : Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding during the period ended September 30, 2011 or 2010.

Income Taxes: The Company accounts for income taxes in accordance with ASC # 740, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Note 2. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which amends ASC 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs. ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its first quarter of fiscal 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Note 3. Convertible Note to Related Party:

On October 2, 2009, we issued one convertible promissory note in the amount of $76,000 to our CEO. The note bears interests at 12% per annum until paid or converted. Interest is payable upon the extended maturity date at December 31, 2012. The initial conversion rate is $0.001 per share.

The notes formalize a like amount of cash advances and the fair value of services provided without cost covering several years.

In accordance Accounting Standard Codification ( “ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated  the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the Note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 4. Related Party Transactions:

Fair value of services:

The executive officer provides services to the Company, which services are accrued and are valued at $2,000 in month. The total of these accrued expenses was $18,000 for the nine months ended September 30, 2011 and is reflected in the statement of operations as general and administrative expenses.

An entity affiliated with President provided office space valued at $1,000 per month or $9,000 for the nine months ended September 30, 2011. This amount was also reflected in the statement of operations as general and administrative expenses. In addition, an entity affiliated with the CEO provided securities compliance services during the three months ended September 30, 2011 valued at $5,000 or $20,000 for the nine-month period ended September 30, 2011.

Due Related Parties:

Amounts due related parties consist of the fair value of services provided by our CEO and the fair value of services provided by an entity affiliated with the CEO. These items due totaled $115,113 at September 30, 2011.

5. Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since adopting "fresh-start" accounting as of September 20, 2002, the Company has accumulated losses aggregating to $262,721 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

Plan of Operation

We had no revenues during the three and nine months ended September 30, 2011 and 2010. Our operating expenses for the three and nine month-period ended September 30, 2011 were $16,780 and $60,236, respectively, and $11,780 and $37,340, respectively, for the three and nine month-period ended September 30, 2010. These operating expenses consisted of general and administrative expenses and interest expenses.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2011, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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
   Dated: November 14, 2011