Form 10-K
period 2011-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2012-04-12
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2011, the aggregate market value of the 328,740 shares of common stock held by non-affiliates of the registrant was approximately $65,000 based on the bid price of the Registrants common stock on December 31, 2011.  On April 10, 2012, the Registrant had 1,088,740 shares of common stock outstanding.

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

Since the Company emerged from bankruptcy, its operations have been limited to seeking a potential business combinations. Our investors will have no basis upon which to evaluate the Company's ability to achieve the Company's business objective, which is to effect a merger or business combination with an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

The Company's certificate of incorporation authorizes the issuance of up to 900,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 898,911,260 authorized but unissued shares of the Company's common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

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

The company has one officer and director. He also may be reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which consists of one person. Our sole director will not be deemed "independent," he will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely affect the price of our stock held by the public stockholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the FINRA BB under the symbol MABA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2011 and 2010 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.40	$0.20	$0.40	$0.30	$2.00	$0.20
Second Quarter ended June 30	$0.85	$0.30	$0.65	$0.30	$1.20	$0.20
Third Quarter ended September 30	$0.85	$0.31	$0.60	$0.31	$1.20	$0.20
Fourth Quarter ended December 31	$0.31	$0.20	$0.90	$0.31	$0.60	$0.20

(b) Approximate Number of Holders of Common Stock
On December 31, 2011, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

None.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2011.

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

Liquidity and Capital Resources

The Registrant has neither engaged in any operations nor generated any revenues during the year 2011. While we are dependent upon interim funding provided by the Company's majority shareholder to pay professional fees and expenses, we have no written finance agreement with the Company's majority shareholder to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On December 31, 2011, we have had no current assets and $233,201 in liabilities consisting of $20,520 in accrued interest expenses, one convertible note in the amount of $76,000, other accounts payable $7,568 and accruals due to related party of $129,113.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2011 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2011 and 2010 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2011 and 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2011.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Richard Rubin	69	CEO, CFO and Chairman

Richard Rubin, 69, is CEO, CFO and Chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services.  Mr. Rubin presently serves as CEO, CFO and director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2011	24,000	---	---	---	---	---
	2010	24,000	---	---	---	---	---
	2009	24,000	---	---	---	---	---

(1) Mr. Rubin has accrued compensation for serving as an officer and chairman.at the rate of $2,000 per month commencing in July 2006.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2011, the Registrant had 1,088,740 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 54 Colony Close, Tuggerah, NSW, Australia 2259	760,000 shares	69.80%
	Richard Rubin 40 Wall Street, 28th Floor New York, NY 10005	0 shares	0.00%
Common Stock	Officer and director (1 person)	0 shares	0.00%
(1) The percentage and ownership is based on 1,088,740 issued and outstanding shares as of December 31, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended December 31, 2011. Our financial statements for the year ended December 31, 2010 were audited by John A. Braden, P.C.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP and John A. Braden, P.C. for the audit of the Registrant's annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by McConnell & Jones, LLP and John A. Braden, P.C. during those periods.

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Audit fees (1)	$4,000	$4,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: April 11, 2012

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

McConnell & Jones LLP
Certified Public Accountants

To the Board of Directors of

American Biogenetic Sciences, Inc.

We have audited the accompanying balance sheets of American Biogenetic Sciences, Inc. (the Company) as of December 31, 2011, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2011 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company has incurred losses, has negative operational cash flows and has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

April 11, 2012

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

April 11, 2011

John A. Braden, P.C.
Houston, Texas

Financial Statements for the fiscal years 2011 and 2010

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	December 31, 2011	December 31, 2010
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - trade	$7,568	$3,672
Accrued interest expenses	20,520	11,400
Advances from and accruals due to related party	129,113	65,113
Total current liabilities	157,201	80,185

Convertible debt	76,000	76,000

Total liabilities	233,201	156,185

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at December 31, 2011 and 2010	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(279,501)	(202,485)
Total Stockholders' Deficit	(233,201)	(156,185)

Total Liabilities and Stockholders' Deficit	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2011	December 31, 2010

Revenue	$0	$0

Costs and Expenses:
General and administrative	67,896	53,672
Interest	9,120	9,120
Total costs and expenses	77,016	62,792

Net loss	$(77,016)	$(62,792)

Basic and diluted net loss	$(0.07)	$(0.06)

Weighted average shares outstanding (basic and diluted)	1,088,740	1,088,740

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

		Fiscal Year Ended		Fiscal Year Ended
		December 31, 2011		December 31, 2010

Cash flows used by operating activities	$		$
Net loss		(77,016)		(62,792)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		61,000		46,000
Increase in accounts payable and accrued expenses		13,016		16,792
Cash flows used in operating activities		(3,000)		0

Cash flow from investing activities:
Cash used in investing activities		0		0

Cash flows from financing activities:
Proceeds of related party borrowings		3,000		0
Cash provided by financing activities		3,000		0

Change in cash		0		0
Cash - beginning of period		0		0
Cash - end of period		$0		$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Deficit Back to Table of Contents

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2009	1,088,740	109	46,191	(139,693)
Net loss				(62,792)
Balance at December 31, 2010	1,088,740	109	46,191	(202,485)
Net loss				(77,016)
Balance at December 31, 2011	1,088,740	$109	$46,191	$(279,501)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
Background and Significant Accounting Policies
December 31, 2011 Back to Table of Contents

Note 1. The Company

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern The Company has incurred losses, has negative operational cash flows and has no revenues. The future of the Company is dependent upon Management success in its efforts and limited resources to pursue and effect a business combination.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying audited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows.

Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with Accounting Standard Codification (“ASC”) 505-50, Accounting for Stock-Based Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2011 or 2010.

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

FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2011 and 2010.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Stockholders' Equity

Common Stock

The articles of incorporation authorize the issuance of 900,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock.

Preferred Stock

The articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended December 31, 2011 and 2010.

Note 5. Convertible Notes to Related Party

In October 2009, we issued a convertible promissory note in the amount of $76,000. The note bears interests of 12% per annum until paid or converted. Interest is payable upon the maturity date on December 31, 2012. The conversion rate is $0.001 per share. The note was issued in consideration of cash advances made and for services provided to the Company by our President.

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

Note 6. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses was $24,000 for the year 2011 and 2010, respectively, and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $12,000 during 2011 and 2010 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided corporate securities compliance services to the Company valued at $25,000 during the year ended December 31, 2011 and 2010, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President and control shareholder.

Such items due totaled $129,113 at December 31, 2011 and $65,113 at December 31, 2010.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2011. The Company has no non-cancellable operating leases.