Form 10-Q
period 2012-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2012-05-21
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On March 31, 2012, the Registrant had 1,088,740 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$10,068	$7,568
Accrued interest expenses	22,800	20,520
Convertible note, related party	76,000	76,000
Advances from and accruals due to related party	143,113	129,113
Total current liabilities	251,981	233,201

Total liabilities	251,981	233,201

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(298,281)	(279,501)
Total Stockholders' deficit	(251,981)	(233,201)

Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and Expenses:
General and administrative	16,500	23,102
Interest expense	2,280	2,280
Total costs and expenses	18,780	25,382

Net loss	$(18,780)	$(25,382)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,780)	(25,382)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of expenses provided from related parties	14,000	19,000
Increase in accounts payable and accrued expenses	4,780	6,382
Cash flows used in operating activities	$0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Advances from related parties	0	0
Cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2012

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to the Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2012 or 2011.

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

FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2012 and 2011.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

In October 2009, we issued a convertible promissory note in the amount of $76,000. The note bears interests of 12% per annum until paid or converted. Interest is payable upon the maturity date. The conversion rate is $0.001 per share. The note was issued in consideration of cash advances made and for services provided to the Company by our President.

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

Note 5. Related Party Transactions

Fair value of services: Our President provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses for the period ended March 31, 2012 was $6,000 and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided office space to the Company valued at $1,000 per month. The total of $3,000 during the three months ended March 31, 2012 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s President provided corporate securities compliance services to the Company valued at $5,000 during the period ended March 31, 2012, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of fair value of services provided by our President, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our President and control shareholder. Such items due totaled $143,113 at March 31, 2012 and $129,113 at December 31, 2011.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2012. The Company has no non-cancellable operating leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS Back to Table of Contents

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

On March 31, 2012, we had no assets and had total liabilities of $251,981 consisting of $143,113 in advances from and accruals due to related parties, a short-term note in the amount of $76,000, accrued interest expenses of $22,800 and accounts payable of $10,068.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFTY DISCLOSURE Back to Table of Contents

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
   Dated: May 21, 2012