Form 10-Q
period 2012-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2014-01-31
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On January 30, 2014, the Registrant had 1,088,740 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$8,818	$7,568
Accrued interest expenses	27,360	20,520
Convertible note, related party	76,000	76,000
Advances from and accruals due to related party	173,613	129,113
Total current liabilities	285,791	233,201

Total liabilities	285,791	233,201

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(332,091)	(279,501)
Total Stockholders' deficit	(285,791)	(233,201)

Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Operations Back to Table of Contents

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	14,750	14,500	45,750	53,396
Interest expense	2,280	2,280	6,840	6,840
Total costs and expenses	17,030	16,780	52,590	60,236

Net loss	$(17,030)	$(16,780)	$(52,590)	$(60,236)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows
Back to Table of Contents
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,590)	(60,236)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	42,000	47,000
Increase in accounts payable and accrued expenses	8,090	13,236
Cash flows used in operating activities	$(2,500)	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Advances from related parties	2,500	0
Cash provided by financing activities	2,500	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2012
Back to Table of Contents

Note 1. The Company

American Biogenetic Sciences, Inc. (the "Company", “We” or "ABS") was incorporated in Delaware on September 1, 1983. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products. On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York . On November 4, 2005, the Company emerged from Bankruptcy Court.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses, has negative operational cash flows and has no revenues. The future of the Company is dependent upon Management's success in its efforts and limited resources to pursue and effect a business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to the Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2012 or 2011.

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

ASC 740 also clarifies the accounting for uncertainty in tax positions. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2012 and 2011. The Company has net operating losses of about $332,091, which begin to expire in 2022.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

In October 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.001 per share. The note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company's controlling shareholder. On August 13, 2010, the Company's sole officer/director transferred and assigned his control stock position to an unrelated third party but remained as the Company's sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder.

In accordance Accounting Standard Codification ( "ASC # 815"), Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 5. Related Party Transactions

Fair value of services: Our sole officer/director provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses for the period ended September 30, 2012 was $18,000 and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company's sole officer/director provided office space to the Company valued at $1,000 per month. The total of $9,000 during the nine months ended September 30, 2012 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company's sole officer/director provided corporate securities compliance services to the Company valued at $15,000 during the nine-month period ended September 30, 2012, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of fair value of services provided by our sole officer/director, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our sole officer/director. Such items due totaled $173,613 at September 30, 2012 and $129,113 at December 31, 2011.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of September 30, 2012. The Company has no non-cancellable operating leases.

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

On August 13, 2010, the Registrant's sole officer/director, who was also the principal shareholder, transferred and assigned his control stock position to an unrelated third party but remained as the Registrant's sole officer and director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. See Note 4 to the Notes to Unaudited Interim Financial Statements.

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

The Registrant is entirely dependent on the judgment of its sole officer/director in connection with pursuing a new business opportunity or a selection process for a target operating company. In evaluating a prospective new business opportunity or an operating company, he would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

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

On September 30, 2012, we had no assets and had total liabilities of $285,791 consisting of $173,613 in advances from and accruals due to related parties, a short-term note in the amount of $76,000, accrued interest expenses of $27,360 and accounts payable of $8,818.

The Company's general and administrative expenses for the three months ended September 30, 2012 were $14,750 compared to $14, 500 for the same period of the prior year. During the nine-month period ended September 30, 2012 our general and administrative expenses were $45,750 compared to $53,396 for the same period of the prior year. The decline was principally due to the decrease of $5,000 in the fair value of expenses provided from related parties.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

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
   Dated: January 30, 2014