Form 10-K
period 2012-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2014-02-26
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2012, the aggregate market value of the 328,740 shares of common stock held by non-affiliates of the registrant was approximately $65,000 based on the asked price of the Registrants common stock on December 31, 2012.  On February 26, 2014, the Registrant had 1,088,740 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

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

Since the Company emerged from bankruptcy, its operations have been limited to seeking potential business combinations. Our investors will have no basis upon which to evaluate the Company's ability to achieve the Company's business objective, which is to effect a merger or business combination with an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

The Company has no revenues and is dependent upon the willingness of the Company's Management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company's corporate existence and expenses related to the Company's business objective. The Company may not generate any revenues until the consummation of a business combination. The Company anticipates that it will have available sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations in connection with a business combination. In the event that the Company's available financial resources from its Management prove to be insufficient for the purpose of achieving its business objective through a business combination, the Company will be required to seek additional financing. The Company's failure to secure additional financing could have a material adverse affect on the Company's ability to pursue a business combination. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company's best interests. The Company does not have any written agreement with Management to provide funds for the Company's operating expenses.

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company's audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the transaction. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

The Company's shares of common stock are quoted on the OTCMarkets, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are traded on the OTCMarkets. Quotation of the Company's securities on the OTCMarkets limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the OTCQB under the symbol MABA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2012, 2011 and 2010 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.31	$0.31	$0.40	$0.30	$2.00	$0.20
Second Quarter ended June 30	$0.31	$0.17	$0.65	$0.30	$1.20	$0.20
Third Quarter ended September 30	$0.17	$0.17	$0.60	$0.31	$1.20	$0.20
Fourth Quarter ended December 31	$0.17	$0.10	$0.90	$0.31	$0.60	$0.20

(b) Approximate Number of Holders of Common Stock
On December 31, 2012, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

None.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2012.

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

Results of Operations during the year ended December 31, 2012 as compared to the year ended December 31, 2011

We have not generated any revenues during the year 2012 and 2011. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $69,620 in net loss due to expenses consisting of general and administrative expenses of $60,500 and interest expenses of $9,120 during the year ended December 31, 2012 compared to a net loss of $77,016 due to expenses consisting of general and administrative expenses of $67,896 and interest expenses of $9,120 during the year ended December 31, 2011.

Liquidity and Capital Resources

The Registrant has neither engaged in any operations nor generated any revenues during the year 2012. While we are dependent upon interim funding provided by the Company's majority shareholder to pay professional fees and expenses, we have no written finance agreement with the Company's majority shareholder to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On December 31, 2012, we have had no current assets and $302,821 in liabilities consisting of $29,640 in accrued interest expenses, one convertible note in the amount of $76,000, other accounts payable $9,568 and accruals due to related party of $187,613.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2012 we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2012 and 2011 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2012 and 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2012.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2012, due to lack of overseeing committee and lack of segregation of duties. Management will considered the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Richard Rubin	71	CEO, CFO and Chairman

Richard Rubin, 71, is CEO, CFO and Chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services.  Mr. Rubin presently serves as a director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2012	24,000	---	---	---	---	---
	2011	24,000	---	---	---	---	---
	2010	24,000	---	---	---	---	---

(1) Mr. Rubin has accrued compensation for serving as an officer and chairman at the rate of $2,000 per month commencing in July 2006.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2012, the Registrant had 1,088,740 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 54 Colony Close, Tuggerah, NSW, Australia 2259	760,000 shares	69.80%
Common Stock	Richard Rubin 40 Wall Street, 28th Floor New York, NY 10005	0 shares	0.00%
Common Stock	Officer and director (1 person)	0 shares	0.00%
(1) The percentage and ownership is based on 1,088,740 issued and outstanding shares as of December 31, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended December 31, 2012 and 2011.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP and John A. Braden, P.C. for the audit of the Registrant's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by McConnell & Jones, LLP and John A. Braden, P.C. during those periods.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit fees (1)	$4,500	$4,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director have not filed all reports required under Section 16(a).

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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: February 26, 2014

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

McConnell & Jones LLP
Certified Public Accountants

To the Board of Directors of

American Biogenetic Sciences, Inc.

We have audited the accompanying balance sheets of American Biogenetic Sciences, Inc. (the "Company") as of December 31, 2012 and 2011, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the financial statements, the Company has incurred losses, has negative operational cash flows and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

February 26, 2014

Financial Statements for the fiscal years 2012 and 2011

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	December 31, 2012	December 31, 2011
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$9,568	$7,568
Accrued interest expenses	29,640	20,520
Convertible note, related party	76,000	76,000
Advances from and accruals due to related party	187,613	129,113
Total current liabilities	302,821	233,201

Total liabilities	302,821	233,201

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at December 31, 2012 and 2011	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(349,121)	(279,501)
Total Stockholders' Deficit	(302,821)	(233,201)

Total Liabilities and Stockholders' Deficit	$0	$0

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2012	December 31, 2011

Revenue	$0	$0

Costs and Expenses:
General and administrative	60,500	67,896
Interest	9,120	9,120
Total costs and (expenses)	69,620	77,016

Net loss	$(69,620)	$(77,016)

Basic and diluted net loss	$(0.06)	$(0.07)

Weighted average shares outstanding (basic and diluted)	1,088,740	1,088,740

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Cash Flows Back to Table of Contents

		Fiscal Year Ended		Fiscal Year Ended
		December 31, 2012		December 31, 2011

Cash flows used by operating activities	$		$
Net loss		(69,620)		(77,016)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		56,000		61,000
Increase in accounts payable and accrued expenses		11,120		13,016
Cash flows used in operating activities		(2,500)		(3,000)

Cash flows from financing activities:
Proceeds of related party borrowings		2,500		3,000
Cash provided by financing activities		2,500		3,000

Change in cash		0		0
Cash - beginning of period		0		0
Cash - end of period		$0		$0

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Deficit Back to Table of Contents

			Additional
	Common Stock		Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2010	1,088,740	109	46,191	(202,485)	(156,185)
Net loss				(77,016)	(77,016)
Balance at December 31, 2011	1,088,740	109	46,191	(279,501)	(233,201)
Net loss				(69,620)	(69,620)
Balance at December 31, 2012	1,088,740	$109	$46,191	$(349,121)	(302,821)

See Accompanying Notes to the Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
 Notes to the Financial Statements
December 31, 2012 Back to Table of Contents

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2012 or 2011.

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

ASC 740 also clarifies the accounting for uncertainty in tax positions. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2012 and 2011. The Company has net operating losses of about $349,121, which begin to expire in 2023.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Stockholders' Deficit

Common Stock

The articles of incorporation authorize the issuance of 900,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock.

Preferred Stock

The articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended December 31, 2012 and 2011.

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

Note 6. Related Party Transactions

Fair value of services: Our sole officer/director provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses for the period ended December 31, 2012 was $24,000 and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company's sole officer/director provided office space to the Company valued at $1,000 per month. The total of $12,000 during the year ended December 31, 2012 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company's sole officer/director provided corporate securities compliance services to the Company valued at $20,000 during the year ended December 31, 2012, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of fair value of services provided by our sole officer/director, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our controlling shareholder. Such items due totaled $187,613 at December 31, 2012 and $129,113 at December 31, 2011.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2012. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

The Company evaluated its December 31, 2012 financial statements for subsequent events, through February 26, 2014, the date the financial statements were issued and there were no subsequent events that will affect the December 31, 2012 financial statements.