Form 10-K
period 2013-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2014-05-12
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-19041

AMERICAN BIOGENETIC SCIENCES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

79 East Putnam Ave, Grennwich, CT	06830
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (203) 297-6100

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2013, the aggregate market value of the 328,740 shares of common stock held by non-affiliates of the registrant was approximately $82,000 based on the asked price of the Registrants common stock on December 31, 2013. On May 12, 2014, the Registrant had 1,088,740 shares of common stock outstanding.

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

Employees

Richard Rubin, is our chief executive officer and chief financial officer. Mr. Rubin is not obligated to devote any specific number of hours per week and intends to spend only as much time as he deems reasonably necessary to the Company's affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to evaluate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

The company has one officer and director. He also may be reimbursed for out-of-pocket expenses incurred by him in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which consists of one person. Our sole director will not be deemed "independent," he will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our director on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely affect the price of our stock held by the public stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 79 East Putnam Ave, Grennwich, CT 06830. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the OTCQB under the symbol MABA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2013, 2012 and 2011 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.17	$0.17	$0.31	$0.31	$0.40	$0.30
Second Quarter ended June 30	$0.25	$0.17	$0.31	$0.17	$0.65	$0.30
Third Quarter ended September 30	$0.35	$0.25	$0.17	$0.17	$0.60	$0.31
Fourth Quarter ended December 31	$0.25	$0.25	$0.17	$0.10	$0.90	$0.31

(b) Approximate Number of Holders of Common Stock
On December 31, 2013, there were 640 shareholders of record of the Company's common stock.

(c) Dividends
We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities

None.

(e) Equity Compensation Plans
We have no equity compensation plans at December 31, 2013.

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

Results of Operations during the year ended December 31, 2013 as compared to the year ended December 31, 2012

We have not generated any revenues during the year 2013 and 2012. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $69,870 in net loss due to expenses consisting of general and administrative expenses of $60,750 and interest expenses of $9,120 during the year ended December 31, 2013 compared to a net loss of $69,620 due to expenses consisting of general and administrative expenses of $60,500 and interest expenses of $9,120 during the year ended December 31, 2012.

Liquidity and Capital Resources

The Registrant has neither engaged in any operations nor generated any revenues during the year 2013. While we are dependent upon interim funding provided by the Company's majority shareholder to pay professional fees and expenses, we have no written finance agreement with the Company's control shareholder to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On December 31, 2013, we had no current assets and $372,691 in liabilities consisting of $38,760 in accrued interest expenses, two convertible notes in the amount of $331,681 and other accounts payable $2,250. On December 31, 2012, we had no current assets and $302,821 in liabilities consisting of $9,568 in accounts payable, $29,640 in accrued interest expenses, a convertible notes in the amount of $76,000. On December 31, 2013, the Company issued a convertible promissory note in the amount of $255,681 in consideration of cash advances and fair value of services provided.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2013 we did not have any contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2013 and 2012 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2013 and 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2013, due to lack of oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Richard Rubin	72	CEO, CFO and Chairman

Richard Rubin, 72, is CEO, CFO and Chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services.  Mr. Rubin presently serves as a director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2013	24,000	---	---	---	---	---
	2012	24,000	---	---	---	---	---
	2011	24,000	---	---	---	---	---

(1) Mr. Rubin has accrued compensation for serving as an officer and chairman at the rate of $2,000 per month commencing in July 2006.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2013, the Registrant had 1,088,740 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 54 Colony Close, Tuggerah, NSW, Australia 2259	760,000 shares	69.80%
Common Stock	Richard Rubin 40 Wall Street, 28th Floor New York, NY 10005	0 shares	0.00%
Common Stock	Officer and director (1 person)	0 shares	0.00%
(1) The percentage and ownership is based on 1,088,740 issued and outstanding shares as of December 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal year ended December 31, 2013 and 2012.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$4,750	$4,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

/s/ RICHARD RUBIN Richard Rubin CEO, CFO and Chairman Dated: May 12, 2014

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

McConnell & Jones LLP
Certified Public Accountants

To the Board of Directors of

American Biogenetic Sciences, Inc.

We have audited the accompanying balance sheets of American Biogenetic Sciences, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McConnell & Jones, LLP

Houston, Texas

May 12, 2014

Financial Statements for the fiscal years 2013 and 2012

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	December 31, 2013	December 31, 2012
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$2,250	$9,568
Accrued interest expenses	38,760	29,640
Convertible note, related party	331,681	76,000
Advances from and accruals due to related party	0	187,613
Total current liabilities	372,691	302,821

Total liabilities	372,691	302,821

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at December 31, 2013 and 2012	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(418,991)	(349,121)
Total Stockholders' Deficit	(372,691)	(302,821)

Total Liabilities and Stockholders' Deficit	$0	$0

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Operations Back to Table of Contents

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2013	December 31, 2012

Revenue	$0	$0

Costs and Expenses:
General and administrative	60,750	60,500
Interest	9,120	9,120
Total costs and (expenses)	69,870	69,620

Net loss	$(69,870)	$(69,620)

Basic and diluted net loss	$(0.06)	$(0.06)

Weighted average shares outstanding (basic and diluted)	1,088,740	1,088,740

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows Back to Table of Contents

		Fiscal Year Ended		Fiscal Year Ended
		December 31, 2013		December 31, 2012

Cash flows used by operating activities	$		$
Net loss		(69,870)		(69,620)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		56,000		56,000
Increase in accounts payable and accrued expenses		1,802		11,120
Cash flows used in operating activities		(12,068)		(2,500)

Cash flows from financing activities:
Proceeds of related party borrowings		12,068		2,500
Cash provided by financing activities		12,068		2,500

Change in cash		0		0
Cash - beginning of period		0		0
Cash - end of period		$0		$0

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Stockholders' Deficit Back to Table of Contents

			Additional
	Common Stock		Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2011	1,088,740	109	46,191	(279,501)	(233,201)
Net loss				(69,620)	(69,620)
Balance at December 31, 2012	1,088,740	109	46,191	(349,121)	(302,821)
Net loss				(69,870)	(69,870)
Balance at December 31, 2013	1,088,740	$109	$46,191	$(418,991)	(372,691)

See Accompanying Notes to the Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
 Notes to the Financial Statements
December 31, 2013 Back to Table of Contents

Note 1. The Company

American Biogenetic Sciences, Inc. (the "Company", “We” or "ABS") was incorporated in Delaware on September 1, 1983. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products. On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York. On November 4, 2005, the Company emerged from Bankruptcy Court. On August 13, 2010, the Company’s sole officer/director transferred and assigned his control stock position to an unrelated third party but remained as the Company’s sole executive officer/director.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2013 or 2012.

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

ASC 740 also clarifies the accounting for uncertainty in tax positions. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions taken by the Company on its tax returns. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2013 and 2012. The Company has net operating losses of about $418,991, which begin to expire in 2024.

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

Preferred Stock

The articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended December 31, 2013 and 2012.

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.001 per share. The note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company's controlling shareholder. On August 13, 2010, the Company's sole officer/director transferred and assigned his control stock position to an unrelated third party but remained as the Company's sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. On December 31, 2013, the note was formally assigned to our control shareholder.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum and matures after 1 year of the date of issuance or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.25 per share. The note was issued in consideration of cash advances made and for services provided to the Company by its sole officer/director and an entity controlled by our sole officer/director, who was also the Company's previous controlling shareholder.

In accordance Accounting Standard Codification (“SC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 6. Related Party Transactions

Fair value of services: Our sole officer/director provides services to the Company, which services are accrued and are valued at $2,000 per month. The total of these accrued expenses for the years ended December 31, 2013 and 2012 was $24,000 and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s sole officer/director provided office space to the Company valued at $1,000 per month. The total of $12,000 during the years ended December 31, 2013 and 2012 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company’s sole officer/director provided corporate securities compliance services to the Company valued at $20,000 during the years ended December 31, 2013 and 2012, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of fair value of services provided by our sole officer/director, accrued office space expenses, corporate regulatory compliance expenses and cash advances received from our controlling shareholder. Such items due totaled $0 at December 31, 2013 and $187,613 at December 31, 2012. A convertible promissory note was issued in the amount of $255,681 in consideration of cash advances and fair value of services provided at December 31, 2013.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2013. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

The Company evaluated its December 31, 2013 financial statements for subsequent events, through May 12, 2014, the date the financial statements were issued and there were no subsequent events that will affect the December 31, 2013 financial statements, except that starting from January 1, 2014, the Company will no longer incur rent expense for office space of $1,000 per month and compensation expense to sole officer for $2,000 per month.