Form 10-Q
period 2014-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2014-05-12
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

American Biogenetic Sciences, Inc.
Balance Sheets Back to Table of Contents

	March 31, 2014	December 31, 2013
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$4,750	$2,250
Accrued interest expenses	41,584	38,760
Convertible notes, related party	331,681	331,681
Advances from and accruals due to related party	5,000	0
Total current liabilities	383,015	372,691

Total liabilities	383,015	372,691

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at March 31, 2014 and December 31, 2013	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(429,315)	(418,991)
Total Stockholders' Deficit	(383,015)	(372,691)

Total Liabilities and Stockholders' Deficit	$0	$0

See Notes to Unaudited Interim Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and Expenses:
General and administrative	7,500	16,500
Interest expense	2,824	2,280
Total costs and expenses	10,324	18,780

Net loss	$(10,324)	$(18,780)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,324)	(18,780)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	5,000	14,000
Increase in accounts payable and accrued expenses	5,324	4,780
Cash flows used in operating activities	$0	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
March 31, 2014

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies are described in the “Notes to the Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2014 or 2013.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2014 and 2013. The Company has net operating losses of about $429,315, which begin to expire in 2025.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.001 per share. The note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company's controlling shareholder. On December 31, 2013, the note was assigned to our control shareholder. On August 13, 2010, the Company's sole officer/director transferred and assigned his control stock position to an unrelated third party but remained as the Company's sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. On December 31, 2013, the note was formally assigned to our control shareholder.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our control shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.25 per share. The note was issued in consideration of cash advances made and for services provided to the Company by its sole officer/director and an entity controlled by our sole officer/director, who was also the Company's previous controlling shareholder.

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

Note 5. Related Party Transactions

An entity controlled by the Company's sole officer/director provided corporate securities compliance services to the Company valued at $5,000 during the three-month period ended March 31, 2014, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of corporate regulatory compliance expenses provided by an entity controlled by the Company's sole officer/director. Such items due totaled $5,000 at March 31, 2014 and $0 at December 31, 2013.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2014. The Company has no non-cancellable operating leases.

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

On March 31, 2014, we had no assets and had total liabilities of $382,015 consisting of accounts payable of $4,750, accrued interest expenses of $41,584, two short-term convertible notes of $331,681; and advances and accruals from a related party of $5,000.

The Company's operating expenses for the three months ended March 31, 2014 were $10,324 consisting of $7,500 in general and administrative expenses and interest expenses of $2,824 as compared to operating expenses of $18,780 consisting of $16,500 in general and administrative expenses and $2,280 in interest expenses during the same period in the prior year. The decrease in general and administrative expenses during 2013 was due to a reduction in officer compensation and office rent.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this quarterly report due to lack of an oversight committee and a lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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