Form 10-Q
period 2014-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2014-08-19
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 0-19041

AMERICAN BIOGENETIC SCIENCES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

79 East Putnam Ave, Greenwich, CT	06830
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (212) 400-7198

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On August 19, 2014, the Registrant had 1,088,740 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

American Biogenetic Sciences, Inc.
Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$8,625	$2,250
Accrued interest expenses	44,502	38,760
Convertible notes, related party	331,681	331,681
Advances from and accruals due to related party	8,000	0
Total current liabilities	392,808	372,691

Total liabilities	392,808	372,691

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at June 30, 2014 and December 31, 2013	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(439,108)	(418,991)
Total Stockholders' Deficit	(392,808)	(372,691)

Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	6,875	14,750	14,375	31,250
Interest expense	2,918	2,280	5,742	4,560
Total costs and expenses	9,793	17,030	20,117	35,810

Net loss	$(9,793)	$(17,030)	$(20,117)	$(35,810)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(20,117)	$(35,810)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	10,000	28,000
Increase in accounts payable and accrued expenses	2,117	7,810
Cash flows used in operating activities	$(8,000)	0

Cash flows from financing activities:
Proceeds of related party borrowing	8,000	0
Cash provided by financing activities	8,000	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
June 30, 2014

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies are described in the “Notes to the Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC #825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2014 or 2013.

Income Taxes: The Company accounts for income taxes in accordance with ASC #740, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2014 and 2013. The Company has net operating losses of about $439,108, which begin to expire in 2025.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.001 per share. The convertible note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company's controlling shareholder. On August 13, 2010, the Company's sole officer/director transferred and assigned his controlling stock position to an unrelated third party but remained as the Company's sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. A written agreement was entered into between the Company and the controlling shareholder on December 31, 2013 to assign the $76,000 convertible promissory note to the controlling shareholder.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.25 per share. The note was issued in consideration of cash advances made and for services provided to the Company by its former sole officer/director and an entity controlled by our sole officer/director, who was also the Company's previous controlling shareholder.

In accordance Accounting Standard Codification ("ASC #815"), "Accounting for Derivative Instruments and Hedging Activities", we evaluated the holder's non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 5. Related Party Transactions

An entity controlled by the Company's sole officer/director provided corporate securities compliance services to the Company valued at $5,000 during the three-month period ended June 30, 2014, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of advances made by our controlling shareholder for accounting fees and corporate regulatory compliance expenses provided by an entity controlled by the Company's sole officer/director. Such items due totaled $8,000 at June 30, 2014 and $0 at December 31, 2013.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2014. The Company has no non-cancellable operating leases.

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

On August 13, 2010, the Registrant's sole officer/director, who was also the principal shareholder, transferred and assigned his controlling stock position to an unrelated third party but remained as the Registrant's sole officer and director. On December 31, 2013, the convertible note to our sole officer/director was formally assigned to our controlling shareholder. See Note 4 to the Notes to Unaudited Interim Financial Statements.

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

Results of Operations during the three-month period ended June 30, 2014 as compared to the three-month period ended June 30, 2013

We have not generated any revenues during the three months ended June 30, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company, and interest expense. During the three months ended June 30, 2014, we incurred a net loss of $9,793 due to general and administrative expenses of $6,875 and interest expense of $2,918 compared to a net loss during the three months ended June 30, 2013 of $17,030 mainly due to general and administrative expenses of $14,750 and interest expense of $2,280.

Our general and administrative expenses decreased by $7,875 or 54% during the three months ended June 30, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the three months ended June 30, 2014, our interest expense was $2,918 and the increase was due to the conversion of advances made to the company into an interest bearing convertible note.

Results of Operations during the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013

We have not generated any revenues during the six months ended June 30, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company, and interest expense. During the six months ended June 30, 2014, we incurred a net loss of $20,117 due to general and administrative expenses of $14,375 and interest expense of $5,742 compared to a net loss during the six months ended June 30, 2013 of $35,810 mainly due to general and administrative expenses of $31,250 and interest expense of $4,560.

Our general and administrative expenses decreased by $16,875 or 54% during the six months ended June 30, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the six months ended June 30, 2014, our interest expense was $5,742 and the increase was due to the conversion of advances made to the company into an interest bearing convertible note.

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

On June 30, 2014, we had no assets and had total current liabilities of $392,808 consisting of $8,625 in accounts payable, two convertible notes totaling 331,681, $44,502 in accrued interest and $8,000 in advances from and accruals due to related party. Our total liabilities as of June 30, 2014 were $392,808.

We financed our operating expenses through advances from our controlling shareholder.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources may make it difficult to borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2014, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this quarterly report due to lack of an oversight committee and a lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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
   Dated: August 19, 2014