Form 10-Q
period 2014-09-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2014-11-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On November 14, 2014, the Registrant had 1,088,740 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

American Biogenetic Sciences, Inc.
Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$7,625	$2,250
Accrued interest expenses	47,406	38,760
Convertible notes, related party	331,681	331,681
Advances from and accruals due to related party	14,875	0
Total current liabilities	401,587	372,691

Total liabilities	401,587	372,691

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at Sept. 30, 2014 and Dec. 31, 2013	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(447,887)	(418,991)
Total Stockholders' Deficit	(401,587)	(372,691)
Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	5,875	14,750	20,250	46,000
Interest expense	2,904	2,280	8,646	6,840
Total costs and expenses	8,779	17,030	28,896	52,840

Net loss	$(8,779)	$(17,030)	$(28,896)	$(52,840)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(28,896)	(52,840)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	0	42,000
Increase in accounts payable and accrued expenses	14,021	10,840
Cash flows used in operating activities	$(14,875)	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Advances from related parties	14,875	0
Cash provided by financing activities	14,875	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
September 30, 2014

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies are described in the “Notes to the Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: ASC #825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2014 or 2013.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2014 and 2013. The Company has net operating losses of about $447,887, which begin to expire in 2025.

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

As of September 30, 2014 and December 31, 2013, the outstanding note balance was $76,000 and accrued interest expense balance was $45,513 and $38,760, respectively.

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

As of September 30, 2014, the outstanding note balance was $255,681 and accrued interest expense balance was $1,893.

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

Note 5. Related Party Transactions

An entity controlled by the Company's sole officer/director provided corporate securities compliance services to the Company valued at $4,000 during the three-month period ended September 30, 2014, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of advances made by our controlling shareholder for accounting fees and corporate regulatory compliance expenses provided by an entity controlled by the Company's sole officer/director. Such items due totaled $14,875 at September 30, 2014 and $0 at December 31, 2013.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of September 30, 2014. The Company has no non-cancellable operating leases.

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

Results of Operations during the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013

We have not generated any revenues during the three months ended September 30, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company, and interest expense. During the three months ended September 30, 2014, we incurred a net loss of $8,779 due to general and administrative expenses of $5,875 and interest expense of $2,904 compared to a net loss during the three months ended September 30, 2013 of $17,030 mainly due to general and administrative expenses of $14,750 and interest expense of $2,280.

Our general and administrative expenses decreased by $8,875 or 60% during the three months ended September 30, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the three months ended September 30, 2014, our interest expense was $2,904 as compared to $2,280 in the same period in the prior year and the increase was due to the conversion of advances made to the company into an interest bearing convertible note.

Results of Operations during the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013

We have not generated any revenues during the nine months ended September 30, 2014 and 2013. We had operating expenses related to general and administrative expenses, being a public company, and interest expense. During the nine months ended September 30, 2014, we incurred a net loss of $28,896 due to general and administrative expenses of $20,250 and interest expense of $8,646 compared to a net loss during the nine months ended September 30, 2013 of $52,840 mainly due to general and administrative expenses of $46,000 and interest expense of $6,840.

Our general and administrative expenses decreased by $25,750 or 56% during the nine months ended September 30, 2014 as compared to the same period in the prior year mainly due to a decrease in officer compensation expenses and office expenses. During the nine months ended September 30, 2014, our interest expense was $8,646 as compared to $6,840 in the same period in the prior year and the increase was due to the conversion of advances made to the company into an interest bearing convertible note.

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

On September 30, 2014, we had no assets and had total current liabilities of $401,587 consisting of $7,625 in accounts payable, two convertible notes totaling $331,681, $47,406 in accrued interest and $14,875 in advances from and accruals due to related party.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this quarterly report due to lack of an oversight committee and a lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

/s/ Richard Rubin
Richard Rubin
   CEO
   Dated: November 14, 2014

/s/ Richard Rubin
Richard Rubin
   CFO
   Dated: November 14, 2014