Form 10-K
period 2014-12-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2015-04-07
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2014, the aggregate market value of the 328,740 shares of common stock held by non-affiliates of the registrant was approximately $51,958 based on the asked price of the Registrants common stock on June 30, 2014. On April 6, 2015, the Registrant had 1,088,740 shares of common stock outstanding.

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

On August 13, 2010, the Registrant's sole officer/director, who was also the principal shareholder, transferred and assigned his controlling stock position to an unrelated third party but remained as the Registrant's sole officer and director. On December 31, 2013, the convertible note to our sole officer/director was formally assigned to our controlling shareholder. See Note 5 to the Notes to the Financial Statements.

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

The Company's shares of common stock are quoted on the OTC Markets, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are traded on the OTC Markets. Quotation of the Company's securities on the OTC Markets limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. There is currently no active trading market in the Company's common stock. There can be no assurance that there will be an active trading market for the Company's common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information

The Registrant's common stock is subject to quotation on the OTCQB under the symbol MABA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2014, 2013 and 2012 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	High	Low	High	Low	High	Low
First Quarter ended March 31	$1.00	$0.15	$0.17	$0.17	$0.31	$0.31
Second Quarter ended June 30	$0.37	$0.16	$0.25	$0.17	$0.31	$0.17
Third Quarter ended September 30	$0.22	$0.15	$0.13	$0.25	$0.17	$0.17
Fourth Quarter ended December 31	$0.20	$0.15	$0.25	$0.25	$0.17	$0.10

(b) Approximate Number of Holders of Common Stock: On December 31, 2014, there were 624 shareholders of record of the Company's common stock.

(c) Dividends: We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities: None.

(e) Equity Compensation Plans: We have no equity compensation plans at December 31, 2014.

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

Results of Operations during the year ended December 31, 2014 as compared to the year ended December 31, 2013

We have not generated any revenues during the year 2014 and 2013. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $40,475 in net loss due to expenses consisting of general and administrative expenses of $28,925 and interest expenses of $11,550 during the year ended December 31, 2014 compared to a net loss of $69,870 due to expenses consisting of general and administrative expenses of $60,750 and interest expenses of $9,120 during the year ended December 31, 2013.

Our general and administrative expenses decreased by $31,825 or 52% during the year 2014 as compared to the same period in the prior year mainly due to a decrease in compensation expense and office expense. During the year 2014, our interest expense was $11,550 as compared to $9,120 in the year 2013, which increase was due to the conversion of advances made to the Company by its controlling shareholder into an interest bearing convertible note.

Liquidity and Capital Resources

The Registrant has neither engaged in any operations nor generated any revenues during the year 2014 and 2013. While we are dependent upon interim funding provided by the Company's majority shareholder to pay professional fees and expenses, we have no written finance agreement with the Company's control shareholder to provide any continued funding. However, we may need to raise additional funds through a private offering of debt or equity securities if additional administrative funds are required to consummate a business combination that is presented to us. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On December 31, 2014, we had no current assets and $413,166 in liabilities consisting of accounts payable of $12,800; accrued interest expenses of $50,310, two convertible notes of $331,681 and advances due to a related party of $18,375. On December 31, 2013, we had no current assets and $372,691 in liabilities consisting of $38,760 in accrued interest expenses, two convertible notes totaling $331,681 and accounts payable $2,250. On December 31, 2013, the Company issued a convertible promissory note in the amount of $255,681 in consideration of cash advances and fair value of services provided.

During the years ended December 31, 2014 and 2013, we offset our negative cash flow from operations of $18,375 and $12,068, respectively, through advances made by our controlling shareholder.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2014 and 2013, we did not have any contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

McConnell & Jones LLP
Certified Public Accountants

To the Board of Directors
American Biogenetic Sciences, Inc.

We have audited the accompanying balance sheets of American Biogenetic Sciences, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Biogenetic Sciences, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McConnell & Jones, LLP

Houston, Texas
April 7, 2015

American Biogenetic Sciences, Inc.
Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$12,800	$2,250
Accrued interest expenses	50,310	38,760
Convertible notes, related party	331,681	331,681
Advances from and accruals due to related party	18,375	0
Total current liabilities	413,166	372,691

Total liabilities	413,166	372,691

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	0	0
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at December 31, 2014 and 2013	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(459,466)	(418,991)
Total Stockholders' Deficit	(413,166)	(372,691)

Total Liabilities and Stockholders' Deficit	$0	$0

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Operations

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenue	$0	$0

Costs and Expenses:
General and administrative	28,925	60,750
Interest	11,550	9,120
Total costs and expenses	40,475	69,870

Net loss	$40,475	$69,870

Basic and diluted net loss	$(0.04)	$(0.06)

Weighted average shares outstanding (basic and diluted)	1,088,740	1,088,740

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	1,088,740	109	46,191	(349,121)	(302,821)
Net loss				(69,870)	(69,870)
Balance at December 31, 2013	1,088,740	109	46,191	(418,991)	(372,691)
Net loss				(40,475)	(40,475)
Balance at December 31, 2014	1,088,740	$109	$46,191	$(459,466)	(413,166)

See Accompanying Notes to the Financial Statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

		Year Ended		Year Ended
		December 31, 2014		December 31, 2013

Cash flows used by operating activities	$		$
Net loss		(40,475)		(69,870)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties		0		56,000
Increase in accounts payable and accrued expenses		22,100		1,802
Cash flows used in operating activities		(18,375)		(12,068)

Cash flows from financing activities:
Proceeds of related party borrowings		18,375		12,068
Cash provided by financing activities		18,375		12,068

Change in cash		0		0
Cash - beginning of period		0		0
Cash - end of period		$0		$0

See Accompanying Notes to the Financial Statements.

AMERICAN BIOGENETIC SCIENCES, Inc.
 Notes to the Financial Statements
December 31, 2014 and 2013

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses, has negative operational cash flows and has no revenues. The future of the Company is dependent upon Management's success in its efforts and limited resources to pursue and effect a business combination. These conditions raise substantial doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2014 or 2013.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2014 and 2013. The Company has net operating losses of about $459,466, which begin to expire in 2025.

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

Preferred Stock

The articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended December 31, 2014 and 2013.

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

On December 31, 2013, we issued another convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum and matures after 1 year of the date of issuance or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.25 per share. The maturity date of this convertible promissory note was extended to December 31, 2015. The note was issued in consideration of cash advances made and for services provided to the Company by its sole officer/director and an entity controlled by our sole officer/director, who was also the Company's previous controlling shareholder.

In accordance with Accounting Standard Codification (“ASC # 815”), Accounting for Derivative Instruments and Hedging Activities, we evaluated the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 6. Related Party Transactions

Fair value of services: During 2013, our sole officer and director provided services to the Company, which services were accrued and are valued at $2,000 per month. The total of these accrued expenses for the year ended December 31, 2013 was $24,000 and is reflected in the statement of operations as general and administrative expenses. During 2014, the Company no longer incurred compensation expense to Richard Rubin at the rate of $2,000 per month for serving as the Corporation's chief executive officer and chief financial officer.

An entity controlled by the Company’s sole officer and director provided corporate securities compliance services to the Company valued at $17,500 during the years ended December 31, 2014, of which $4,000 is outstanding in accounts payable and $13,500 had been paid by our principal shareholder as of December 31, 2014. In 2013, $20,000 was accrued and is reflected in the statement of operations as general and administrative expenses.

During 2013, an entity controlled by the Company’s sole officer/director provided office space to the Company valued at $1,000 per month. The total of $12,000 during the year ended December 31, 2013 was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses. During 2014, an unrelated third party provided office space rent free.

Due Related Parties: Amounts due to related parties consist of cash advances received from our controlling shareholder. Such items due totaled $18,375 at December 31, 2014 and $0 at December 31, 2013. A convertible promissory note was issued in the amount of $255,681 in consideration of cash advances and fair value of services provided at December 31, 2013.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2014. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

The Company evaluated its December 31, 2014 financial statements for subsequent events, through April 7, 2015, the date the financial statements were issued and there were no subsequent events that will affect the December 31, 2014 financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2014, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Richard Rubin	73	CEO, CFO and Chairman

Richard Rubin, 73, is CEO, CFO and Chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services. From March 2004 to November 2014, Mr. Rubin was an officer and/or director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO, CFO and Chairman	2014	---	---	---	---	---	---
	2013	24,000	---	---	---	---	---
	2012	24,000	---	---	---	---	---

(1) Mr. Rubin has accrued compensation for serving as an officer and chairman at the rate of $2,000 per month in 2013 and 2012.

The Company has no employment agreement with Richard Rubin, its CEO and CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2014, the Registrant had 1,088,740 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 3801 PGA Blvd., Suite 102, Palm Beach Garden, FL 33410	760,000 shares	69.80%
Common Stock	Richard Rubin 40 Wall Street, 28th Floor New York, NY 10005	0 shares	0.00%
Common Stock	Officer and director (1 person)	0 shares	0.00%
(1) The percentage and ownership is based on 1,088,740 issued and outstanding shares as of December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal years ended December 31, 2014 and 2013.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit fees (1)	$9,500	$4,750
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

Exhibit No.	Description
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Biogenetic Sciences, Inc.

Date: April 7, 2015	By:	/s/ Richard Rubin
Name:
Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 2015	By:	/s/ Richard Rubin
Name: Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director