Form 10-Q
period 2015-03-31
AMERICAN BIOGENETIC SCIENCES INC
filed 2015-05-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number 0-19041

AMERICAN BIOGENETIC SCIENCES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

79 East Putnam Ave, Greenwich, CT	06830
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (203) 297-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On May 14, 2015, the Registrant had 1,088,740 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

American Biogenetic Sciences, Inc.
Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$10,800	$12,800
Accrued interest expenses	53,149	50,310
Convertible notes, related party	331,681	331,681
Advances from and accruals due to related party	28,113	18,375
Total current liabilities	423,743	413,166

Total liabilities	423,743	413,166

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	0	0
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at March 31, 2015 and December 31, 2014	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(470,043)	(459,466)
Total Stockholders' Deficit	(423,743)	(413,166)

Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$0	$0

Costs and Expenses:
General and administrative	7,738	7,500
Interest expense	2,839	2,824
Total costs and expenses	10,577	10,324

Net loss	$(10,577)	$(10,324)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,577)	(10,324)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	0	5,000
Increase in accounts payable and accrued expenses	839	5,324
Cash flows used in operating activities	$(9,738)	0

Cash flows from investing activities:
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds of related party borrowings	9,738
Cash provided by financing activities	9,738	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

American Biogenetics Sciences Inc.
Notes to Unaudited Interim Financial Statements
March 31, 2015

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

Note 3. Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies are described in the "Notes to the Financial Statements" in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC # 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2015 or 2014.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2015 and 2014. The Company has net operating losses of about $470,043, which begin to expire in 2026.

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

Note 5. Related Party Transactions

Fair value of services: An entity controlled by the Company’s sole officer and director provided corporate securities compliance services to the Company valued at $3,500 during the three months ended March 31, 2015. As of March 31, 2015, $4,000 is outstanding in accounts payable.

An entity controlled by the Company's sole officer/director provided corporate securities compliance services to the Company valued at $5,000 during the three-month period ended March 31, 2014, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of cash advances received from our controlling shareholder. Such items due totaled $28,113 at March 31, 2015 and $18,375 at December 31, 2014.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2015. The Company has no non-cancellable operating leases.

Note 7. Subsequent Events

The Company evaluated its March 31, 2015 financial statements for subsequent events, through May 14, 2015, the date the financial statements were issued and there were no subsequent events that will affect the March 31, 2015 financial statements.

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

Results of Operations during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

We have not generated any revenues during the periods ended March 31, 2015 and 2014. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $10,577 in net loss due to expenses consisting of general and administrative expenses of $7,738 and interest expenses of $2,839 during the three months ended March 31, 2015 as compared to a net loss of $10,324 due to expenses consisting of general and administrative expenses of $7,500 and interest expenses of $2,824 during the three months ended March 31, 2014.

Our general and administrative expenses increased by $238 or 3.2% during the three months ended March 31, 2015 as compared to the same period in the prior year. During the three months ended March 31, 2015 our interest expense increased by $15 as compared to the same period in the prior year.

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

On March 31, 2015, we had no assets and had total liabilities of $423,743 consisting of accounts payable of $10,800, accrued interest expenses of $53,149, two short-term convertible notes of $331,681; and advances and accruals from a related party of $28,113.

We financed our negative cash flows from operations of $9,738 during the nine months ended March 31, 2015, which was due to a net loss of $10,577 offset by a increase in account payable and accrued expenses of $839 through related party borrowings of $9,738.

On December 31, 2014, we had no assets and had total liabilities of $413,166 consisting of accounts payable of $12,800, accrued interest expenses of $50,310, two short-term convertible notes of $331,681; and advances and accruals from a related party of $18,375.

We had no cash flows from operations during the three months ended March 31, 2014, which was due to a net loss of $10,324 offset by services provided by related parties valued at $5,000 and an increase in account payable and accrued expenses of $5,324.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this quarterly report due to lack of an oversight committee and a lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Content

None.

ITEM 1A. RISK FACTORS Back to Table of Content

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Content

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Content

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Content

None.

ITEM 5. OTHER INFORMATION Back to Table of Content

None.

ITEM 6. EXHIBITS Back to Table of Content

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
   Dated: May 14, 2015