Form 10-Q
period 2015-06-30
AMERICAN BIOGENETIC SCIENCES INC
filed 2015-08-19
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission file number 0-19041

AMERICAN BIOGENETIC SCIENCES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

79 East Putnam Ave, Greenwich, CT	06830
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (212) 400-7198

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On August 19, 2015, the Registrant had 5,988,740 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

American Biogenetic Sciences, Inc.
Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable - trade	$8,655	$12,800
Accrued interest expenses	56,021	50,310
Convertible notes, related party	331,681	331,681
Advances from and accruals due to related party	41,282	18,375
Total current liabilities	437,639	413,166

Total liabilities	437,639	413,166

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	0	0
Common stock, 900,000,000 shares authorized, $0.0001 par value;
1,088,740 shares issued and outstanding at June 30, 2015 and December 31, 2014	109	109
Additional paid-in capital	46,191	46,191
Accumulated deficit	(483,939)	(459,466)
Total Stockholders' Deficit	(437,639)	(413,166)

Total Liabilities and Stockholders' Deficit	$0	$0

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Costs and expenses:
General and administrative	11,024	6,875	18,762	14,375
Interest expense	2,871	2,918	5,711	5,742
Total costs and expenses	13,895	9,793	24,473	20,117

Net loss	$(13,895)	$(9,793)	$(24,473)	$(20,117)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	1,088,740	1,088,740	1,088,740	1,088,740

See notes to unaudited interim financial statements.

American Biogenetic Sciences, Inc.
Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(24,473)	$(20,117)
Adjustment required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	0	10,000
Increase in accounts payable and accrued expenses	1,566	2,117
Cash flows used in operating activities	$(22,907)	(8,000)

Cash flows from financing activities:
Proceeds of related party borrowing	22,907	8,000
Cash provided by financing activities	22,907	8,000

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See notes to unaudited interim financial statements.

AMERICAN BIOGENETIC SCIENCES, INC.
Notes to Unaudited Interim Financial Statements
June 30, 2015

Note 1. The Company

American Biogenetic Sciences, Inc. (the "Company", “We” or the "Registrant") was incorporated in Delaware on September 1, 1983. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products. On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York. On November 4, 2005, the Company emerged from Bankruptcy Court. On August 13, 2010, the Company's sole officer/director transferred and assigned his control stock position to an unrelated third party but remained as the Company's sole executive officer/director. On April 14, 2015, the Company incorporated a subsidiary in Delaware for the purpose of acquiring real estate. To date, the control shares have not been issued.

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies are described in the “Notes to the Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Fair Value of Financial Instruments: ASC #825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2015 or 2014.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2015 and 2014. The Company has net operating losses of about $483,939, which begin to expire in 2026.

Impact of recently issued accounting standards

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements. This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company provides the disclosures required by ASU 2014-15.

There were no other new accounting pronouncements that had a significant impact on the Company's operating results or financial position.

Note 4. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.001. The convertible note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company's controlling shareholder. On August 13, 2010, the Company's sole officer/director transferred and assigned his controlling stock position to an unrelated third party but remained as the Company's sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. A written agreement was entered into between the Company and the controlling shareholder on December 31, 2013 to assign the $76,000 convertible promissory note to the controlling shareholder. On July 31, 2015, our CFO and control shareholder converted $2,500 in principal amount of this note into 2,500,000 restricted shares of common stock. The Company will record an interest expense charge of $622,500 during the three month ended September 30, 2015 in relation to the conversion of the $2,500 in principal amount.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.25 per share. The Company does not expect to record an expense related to the difference between fair market price of its common stock and conversion price of this note during the quarter due to the lack of marketability of its common stock. The Company believes that the conversion of $0.25 presently represents the fair market value of its common stock. The note was issued in consideration of cash advances made and for services provided to the Company by its former sole officer/director and an entity controlled by our sole officer/director, who was also the Company's previous controlling shareholder.

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

Note 5. Related Party Transactions

Fair value of services: An entity controlled by the Company’s CEO provided corporate securities compliance services to the Company valued at $3,500 during the three months ended June 30, 2015. As of June 30, 2015, $4,000 is outstanding in accounts payable.

An entity controlled by the Company's CEO provided corporate securities compliance services to the Company valued at $10,000 during the six-month period ended June 30, 2014, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties: Amounts due to related parties consist of cash advances received from our controlling shareholder. Such items due totaled $41,282 at June 30, 2015 and $18,375 at December 31, 2014.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2015. The Company has no non-cancellable operating leases.

Note 7. Subsequent Event.

On July 31, 2015, the Company through its Delaware subsidiary, USA Equities Trust, Inc., completed an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc., a Delaware corporation (the "Seller") for the purchase of a mixed-used investment property located in Bridgeport, CT (the "Property") consisting of five retail stores and five apartments. In consideration for the Property, the Company issued 2,400,000 restricted shares valued at $0.50 for a total of $1,200,000 to the Seller. To date, the control shares of the subsidiary have not been issued.

On July 31, 2015, our CFO and control shareholder converted $2,500 in principal amount of the $76,000 note into 2,500,000 restricted shares of common stock. The Company will record an interest expense charge of $622,500 during the three month ended September 30, 2015 in relation to the conversion of the $2,500 in principal amount.

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

On May 27, 2015, the board of directors of the Registrant appointed Mr. Troy Grogan to the Registrant's board of directors and, at the same time, appointed Mr. Grogan to serve as the Registrant's chief financial officer. Mr. Grogan has been a principal shareholder of the Registrant since August 2010. Prior to Mr. Grogan's appointment, Mr. Richard Rubin had been the Registrant's sole executive officer and director. Mr. Rubin will continue to serve as the Registrant's chief executive officer and as chairman of the board of directors.

On April 17, 2015, the Company organized a subsidiary, USA Equity Trust, Inc.; in Delaware for the purpose of acquiring real estate. To date, the control shares of not been issued.

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

Results of Operations during the three-month period ended June 30, 2015, as compared to the three-month period ended June 30, 2014

We have not generated any revenues during the three months ended June 30, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company, and interest expense. During the three months ended June 30, 2015, we incurred a net loss of $13,895 due to general and administrative expenses of $11,024 and interest expense of $2,871 compared to a net loss during the three months ended June 30, 2014 of $9,793 mainly to general and administrative expenses of $6,875 and interest expense of $2,918.

Our general and administrative expenses increased by $4,149 or 60% during the three months ended June 30, 2015 as compared to the same period in the prior year mainly due to an increase in professional fees.

Results of Operations during the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014

We have not generated any revenues during the six months ended June 30, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company, and interest expense. During the six months ended June 30, 2015, we incurred a net loss of $24,473 due to general and administrative expenses of $18,762 and interest expense of $5,711 compared to a net loss during the six months ended June 30, 2014 of $20,117 due to general and administrative expenses of $14,375 and interest expense of $5,742.

Our general and administrative expenses increased by $4,387 or 31% during the six months ended June 30, 2015 as compared to the same period in the prior year mainly due to an increase in professional fees.

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

On June 30, 2015, we had no assets and had total current liabilities of $437,639 consisting of $8,655 in accounts payable, two convertible notes of $331,681, $56,021 in accrued interest and $41,282 in advances from our control shareholder.

On December 31, 2014, we had no assets and had total liabilities of $413,166 consisting of accounts payable of $12,800, accrued interest expenses of $50,310, two short-term convertible notes of $331,681; and advances and accruals from a related party of $18,375.

We financed our negative cash flows from operations of $22,907 during the six months ended June 30, 2015, which was due to a net loss of $24,473 offset by an increase in account payable and accrued expenses of $1,566 through related party borrowings of $22,907.

We financed our negative cash flows from operations of $8,000 during the six months ended June 30, 2014, which was due to a net loss of $20,117 offset by $10,000 in fair value of services provided by a related party and an increase in accounts payable and accrued expenses of $2,117 through related party borrowings of $8,000.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2015, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this quarterly report due to lack of an oversight committee and a lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

You should carefully consider the Risk Factors in our Annual Report for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

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

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

AMERICAN BIOGENETIC SCIENCES INC.
By: /s/ Richard Rubin
Richard Rubin
Chief Executive Officer
(Principal Executive Officer)
Date: August 19, 2015

By: /s/ Troy Grogan
Troy Grogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: August 19, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Rubin
Richard Rubin
Chairman
Date: August 19, 2015

By: /s/ Troy Grogan
Troy Grogan
Director
Date: August 19, 2015