Form 10-Q
period 2015-09-30
USA EQUITIES CORP.
filed 2015-11-23
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number 0-19041

USA EQUITIES CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

79 East Putnam Ave, Greenwich, CT	06830
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (212) 400-7198

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On November 23, 2015, the Registrant had 5,988,740 shares of common stock outstanding.

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

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable - trade	$11,170	$12,800
Accrued expenses	58,916	50,310
Advances from and accruals due to related party	50,480	18,375
Convertible notes payable to related party	329,181	331,681
Total current liabilities	449,747	413,166

Total liabilities	449,747	413,166

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
5,988,740 and 1,088,740 shares issued and outstanding at Sept. 30, 2015 and Dec. 31, 2014	599	109
Additional paid-in capital	1,368,701	46,191
Common stock subscriptions receivable	(648,000)	-
Accumulated deficit	(1,171,047)	(459,466)
Total stockholders' deficit	(449,747)	(413,166)
Total liabilities and stockholders' Equity (Deficit)	$-	$-

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	11,714	5,875	30,476	20,250
Interest expense	2,894	2,904	8,605	8,646
Loss on conversion of debt	672,500	-	672,500	-
Total general and administrative expenses	687,108	8,779	711,581	28,896

Net operating loss	(687,108)	(8,779)	(711,581)	(28,896)

Income taxes	-	-	-	-

Net loss	$(687,108)	$(8,779)	$(711,581)	$(28,896)

Basic and diluted per shares amounts:
Basic and diluted net loss	$(0.16)	$(0.01)	$(0.33)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	4,337,653	1,088,740	2,183,612	1,088,740

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(711,581)	$(28,896)
Adjustment required to reconcile net loss to cash used in operating activities:
Loss realized on conversion of debt	672,500	-
Changes in net assets and liabilities:
Increase in accounts payable and accrued expenses	6,975	14,021
Cash flows used in operating activities	(32,106)	(14,875)

Cash flows from financing activities:
Proceeds of related party borrowings	32,106	14,875
Cash provided by financing activities	32,106	14,875

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental cash flow information:
Non-cash transactions:
Debt converted to common stock	$2,500	$-
Fair value of shares issued to acquire future interest in real estate	$648,000	$-

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
 Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2015

Note 1. The Company

USA Equities Corp, (f/k/a American Biogenetic Sciences, Inc.) (the "Company", "We" or the "Registrant") was incorporated in Delaware on September 1, 1983. The Company's Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products. On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York. On November 4, 2005, the Company emerged from Bankruptcy Court. On August 13, 2010, the Company's sole officer/director transferred and assigned his control stock position to an unrelated third party but remained as the Company's sole executive officer/director. On April 14, 2015, the Company incorporated a wholly-owned subsidiary in Delaware (USA Equities Trust, Inc.) for the purpose of acquiring real estate.

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies are described in the "Notes to the Financial Statements" in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine-months ended September 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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
Principles of Consolidation: The consolidated financial statements include the accounts of USA Equities Corp and as of April 14, 2015 and the accounts of its wholly owned subsidiary USA Equities Trust, Inc. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments

ASC #825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2015 or 2014.

Income Taxes

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at September 30, 2015 and December 31, 2014. The Company has net operating losses of about $499,000, which begin to expire in 2026.

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

Note 4. Stockholders Equity

Recent Issuances

Common shares issued to acquire future interest in real estate

On July 31, 2015, the Company through its Delaware wholly-owned subsidiary, USA Equities Trust, Inc., entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc. (the "Seller"), a Delaware corporation for the purchase of a mixed-used investment property located in Bridgeport, consisting of five retail stores and five apartments. At the end of October, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The Seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the Company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015. The shares have been carried as a common stock subscription receivable at September 30, 2015.

Common shares issued on conversion of debt

On July 31, 2015, our CFO and control shareholder converted $2,500 in principal amount of the $76,000 note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the three month ended September 30, 2015 in relation to the conversion of the $2,500 in principal amount. See also Note 5.

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.001. The convertible note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company's controlling shareholder. On August 13, 2010, the Company's sole officer/director transferred and assigned his controlling stock position to an unrelated third party but remained as the Company's sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. A written agreement was entered into between the Company and the controlling shareholder on December 31, 2013 to assign the $76,000 convertible promissory note to the controlling shareholder. On July 31, 2015, our CFO and control shareholder converted $2,500 in principal amount of this note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the three month ended September 30, 2015 in relation to the conversion of the $2,500 in principal amount.

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

Note 6. Related Party Transactions

Fair value of services

An entity controlled by the Company's former CEO provided corporate securities compliance services to the Company valued at $10,500 during the nine months ended September 30, 2015, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company's former CEO provided corporate securities compliance services to the Company valued at $10,000 during the nine-month period ended September 30, 2014, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

Due Related Parties

Amounts due to related parties consist of cash advances received from our controlling shareholder. Such items due totaled $50,480 at September 30, 2015 and $18,375 at December 31, 2014.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of September 30, 2015. The Company has no non-cancellable operating leases.

Note 8. Subsequent Event

At the end of October, the Company agreed to rescind the Asset Purchase Agreement entered with Green US Builders, Inc. (the Seller) because of the inability to fulfill certain representations made regarding the status of the property. The Seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015. The shares have been carried as a common stock subscription receivable at September 30, 2015.

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

General Background

USA Equities Corp, (f/k/a American Biogenetic Sciences, Inc.), a Delaware corporation, is sometimes referred to herein as "we", "us", "our", "Company" and the "Registrant". The Registrant was formed in 1983 for the purpose of researching, developing and marketing cardiovascular and neurobiology products for commercial development and distributing vaccines. The Registrant's products were designed for in vitro and in vivo diagnostic procedures and therapeutic drugs, and its products had been identified for use in the treatment of epilepsy, migraine and mania, neurodegenerative diseases, coronary artery diseases and cancer. The Registrant commenced selling its products during the last quarter of 1997 but did not generate any sufficient revenues from operations to fund its operating expenses.

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

On April 17, 2015, the Company organized a subsidiary, USA Equity Trust, Inc.; in Delaware for the purpose of acquiring real estate. To date, the control shares have not yet been issued.

On July 31, 2015, the Company through its Delaware wholly-owned subsidiary, USA Equities Trust, Inc., entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc., a Delaware corporation (the "Seller") for the purchase of a mixed-used investment property located in Bridgeport, CT (the "Property") consisting of five retail stores and five apartments. At the end of October, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015.

Results of Operations during the three-month period ended September 30, 2015 as compared to the three-month period ended September 30, 2014

We have not generated any revenues during the three months ended September 30, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company, and interest expense. During the three months ended September 30, 2015, we incurred a net loss of $687,108 due to general and administrative expenses of $11,714, interest expense of $2,894 and $672,500 related to a loss on debt conversion compared to a net loss during the three months ended September 30, 2014 of $8,779 due to general and administrative expenses of $5,875 and interest expense of $2,904.

Our general and administrative expenses increased by $5,839 or 99% during the three months ended September 30, 2015 as compared to the same period in the prior year due to an increase in professional fees. We incurred a non-recurring charge of $672,500 due to a loss on debt conversion.

Results of Operations during the nine-month period ended September 30, 2015 as compared to the nine-month period ended September 30, 2014

We have not generated any revenues during the nine months ended September 30, 2015 and 2014. We had operating expenses related to general and administrative expenses, being a public company, and interest expense. During the nine months ended September 30, 2015, we incurred a net loss of $711,581 due to general and administrative expenses of $30,476, interest expense of $8,605 and $672,500 related to a loss on debt conversion compared to a net loss during the nine months ended September 30, 2014 of $28,896, which was due to general and administrative expenses of $20,250 and interest expense of $8,646.

Our general and administrative expenses increased by $10,226 or 49% during the nine months ended September 30, 2015 as compared to the same period in the prior year mainly due to an increase in professional fees. We incurred a non-recurring charge of $672,500 due to a loss on debt conversion.

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

On September 30, 2015, we had no assets. We had total current liabilities of $449,747 consisting of $11,170 in accounts payable, accrued expenses of $58,916, $50,480 in advances from and accruals due to related party and two convertible notes totaling $329,181.

We financed our negative cash flows from operations of $32,106 during the nine months ended September 30, 2015, which was due to a net loss of $711,581 offset by a realized loss on debt conversion of $672,500 and an increase in account payable and accrued expenses of $6,975 through related party borrowings in the same amount.

We financed our negative cash flows from operations of $14,875 during the nine months ended September 30, 2014, which was due to a net loss of $28,896 offset by an increase in accounts payable and accrued expenses of $14,021 through related party borrowings in the same amount.

In connection with our plan to residential or commercial property, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2015, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this quarterly report due to lack of an oversight committee and a lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

USA Equity Corp.
By: /s/ Richard Rubin
Richard Rubin
Chief Executive Officer
(Principal Executive Officer)
Date: November 23, 2015

By: /s/ Troy Grogan
Troy Grogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 23, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Rubin
Richard Rubin
Chairman
Date: November 23, 2015

By: /s/ Troy Grogan
Troy Grogan
Director
Date: November 23, 2015