Form 10-K
period 2015-12-31
USA EQUITIES CORP.
filed 2016-04-14
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

Commission file number: 0-19041

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2015, the aggregate market value of the 1,088,740 shares of common stock held by non-affiliates of the registrant was approximately $612,329 based on the asked price of the Registrants common stock on June 30, 2015. On April 14, 2016, the Registrant had 5,988,740 shares of common stock outstanding.

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

On August 13, 2010, the Registrant's sole officer/director, who was also the principal shareholder, transferred and assigned his controlling stock position to an unrelated third party but remained as the Registrant's sole officer and director. On December 31, 2013, a convertible note payable to our sole officer/director was formally assigned to our controlling shareholder. See Note 5 to the Notes to Consolidated Financial Statements.

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

Potential Business Prospects of the Registrant

On April 17, 2015, the Company organized a wholly-owned Delaware subsidiary, USA Equity Trust, Inc. (the "Subsidiary"), for the purpose of acquiring real estate.

On July 31, 2015, the Company, through its wholly-owned subsidiary, USA Equities Trust, Inc., entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc., a Delaware corporation (the "Seller") for the purchase of a mixed-use investment property located in Bridgeport, CT consisting of five retail stores and five apartments (the "Property"). At the end of October, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The Seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the Company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015. On February 1, 2016, the Company and the Seller entered into an Amended Asset Purchase Agreement, a copy of which is filed as Exhibit 10.2 to this Form 10-K, pursuant to which the Company and Seller agreed: (i) to use their best efforts to conclude the a new asset purchase agreement by which the Seller shall transfer and assign all right, title and business to a replacement property on or before March 31, 2016, subject to a ninety (90) day extension; and/or (ii) renegotiate the share consideration issued in the July 31, 2015 transaction.

Investing in Real Property

We plan to invest in properties net leased to creditworthy tenants. When evaluating prospective investments in real property, our management will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, we will have substantial discretion with respect to the selection of specific investments, subject to board approval.

There is no limitation on the number, size or type of properties that we may acquire. The number and mix of properties depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties.

General Business Objectives of the Registrant

The Registrant has no present operations and has determined to direct its efforts and limited resources to pursue acquisitions and/or effect a business combination, principally in incoming producing real estate.

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

    Effecting a business combination

Prospective purchasers of the Registrant's common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any acquisition target or any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly traded company, while avoiding what it may deem to be the adverse consequences of undertaking an initial public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A potential business combination may involve a company which may be financially unstable or in its early stages of development or growth.

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

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional manager will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Employees

Richard Rubin, is our chief executive officer and Mr. Troy Grogan is our chief financial officer. Mr. Rubin and Mr. Grogan are not obligated to devote any specific number of hours per week and intend to spend only as much time as they deem reasonably necessary to the Company's affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to evaluate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

The Company's certificate of incorporation authorizes the issuance of up to 900,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 894,011,260 authorized but unissued shares of the Company's common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company's shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company's common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company's common stock or any number of shares of the Company's preferred stock:

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

It is likely that the Company's current officers and directors will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the management of the target business.

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

Dependence on key personnel

The Company is dependent upon the continued services of its officers and directors. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons at acceptable terms.

The Company's officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to the Company's affairs. This could have a negative impact on the Company's ability to consummate a business combination.

The Company's officers and directors are not required to commit their full time to the Company's affairs, which may result in a conflict of interest in allocating their time between the Company's plan of operations and other businesses. The Company does not intend to have any full time employees prior to the consummation of a business combination. Management of the Company is engaged in several other business endeavors and is not obligated to contribute any specific number of their hours per week to the Company's affairs. If Management's other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to the Company's affairs and could have a negative impact on the Company's ability to consummate a business combination.

The Company's officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by the Company and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

The Company's officers and directors are now, and may in the future become, affiliated with entities, including other companies engaged in business activities similar to those intended to be conducted by this Company. Additionally, the Company's officers and directors may become aware of business opportunities which may be appropriate for presentation to this Company as well as the other entities with which he is or may be affiliated. Additionally, due to the existing affiliations of the Company's officers and directors with other entities, they may have a fiduciary obligation to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

The Company's officers and directors may be reimbursed for out-of-pocket expenses incurred by them in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors. If our directors will not be deemed "independent," they will generally not have the benefits of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our directors on the Company's behalf will be in the Company's best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company's best interests, it could have a material adverse effect on our business and plan of operations and adversely affect the price of our stock held by the public stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 79 East Putnam Ave, Greenwich, CT 06830. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information

The Registrant's common stock is subject to quotation on the OTC market under the symbol MABA. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2015, 2014 and 2013 as OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.25	$0.15	$1.00	$0.15	$0.17	$0.17
Second Quarter ended June 30	$1.30	$0.15	$0.37	$0.16	$0.25	$0.17
Third Quarter ended September 30	$0.58	$0.20	$0.22	$0.15	$0.13	$0.25
Fourth Quarter ended December 31	$0.20	$0.20	$0.20	$0.15	$0.25	$0.25

(b) Approximate Number of Holders of Common Stock: On December 31, 2015, there were 624 shareholders of record of the Company's common stock.

(c) Dividends: We currently do not pay cash dividends on the Company's common stock and have no plans to reinstate a dividend on the Company's common stock.

(d) Recent Sales of Unregistered Securities: None.

(e) Equity Compensation Plans: We have no equity compensation plans at December 31, 2015.

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

On August 13, 2010, the Registrant's sole officer/director, who was also the principal shareholder, transferred and assigned his controlling stock position to an unrelated third party but remained as the Registrant's sole officer and director. On December 31, 2013, the convertible note to our sole officer/director was formally assigned to our controlling shareholder. See Note 4 to the Notes to Consolidated Financial Statements.

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

The Company's principal business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock.

On April 17, 2015, the Company organized a Subsidiary, in Delaware for the purpose of acquiring real estate. To date, the control shares have not yet been issued.

On July 31, 2015, the Company through its Delaware wholly-owned subsidiary, USA Equities Trust, Inc., entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc., a Delaware corporation (the "Seller") for the purchase of a mixed-use investment property located in Bridgeport, CT (the "Property") consisting of five retail stores and five apartments. At the end of October 2015, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015.

Results of Operations during the year ended December 31, 2015 as compared to the year ended December 31, 2014

We have not generated any revenues during the year 2015 and 2014. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $722,114 in net loss due to expenses consisting of general and administrative expenses of $38,142, interest expenses of $11,472 and a loss on conversion of debt charge of $672,500 during the year ended December 31, 2015 compared to $40,475 in net loss due to expenses consisting of general and administrative expenses of $28,925 and interest expenses of $11,550 during the year ended December 31, 2014.

Our general and administrative expenses increased by $9,217 or 32% during the year 2015 as compared to the same period in the prior year mainly due to an increase in administrative, legal, and accounting expenses. During the year 2015, we incurred interest expense of $11,472 as compared to $11,550 in the year 2014.

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

On December 31, 2015, we had no assets. We had total current liabilities of $460,280 consisting of $12,906 in accounts payable, accrued expenses of $61,783, $56,410 in advances from and accruals due to related party and two convertible notes totaling $329,181.

On December 31, 2014, we had no current assets and $413,166 in liabilities consisting of accounts payable of $12,800; accrued interest expenses of $50,310, two convertible notes of $331,681 and advances due to a related party of $18,375.

We financed our negative cash flows from operations of $38,035 during the year ended December 31, 2015, which was due to a net loss of $722,114 offset by a realized loss on debt conversion of $672,500 and an increase in account payable and accrued expenses of $11,579 through related party borrowings in the same amount.

We financed our negative cash flows from operations of $18,375 during the year ended December 31, 2014, which was due to a net loss of $40,475 offset by an increase in accounts payable and accrued expenses of $22,100 through related party borrowings in the same amount.

In connection with our potential new business plan to acquire residential or commercial property, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

Our limited resources may make it difficult to borrow funds or raise capital. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2015 and 2014, we did not have any contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

McConnell & Jones LLP
Certified Public Accountants

To the Board of Directors
USA Equities Corp.

We have audited the accompanying consolidated balance sheets of USA Equities Corp. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2015. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Equities Corp. as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred losses, has negative operational cash flows and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ McConnell & Jones, LLP

Houston, Texas
April 14, 2016

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Balance Sheets
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable - trade	$12,906	$12,800
Accrued expenses	61,783	50,310
Advances from and accruals due to related party	56,410	18,375
Convertible notes payable to related party	329,181	331,681
Total current liabilities	460,280	413,166

Total liabilities	460,280	413,166

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
5,988,740 and 1,088,740 shares issued and outstanding at December 31, 2015 and 2014, respectively	599	109
Additional paid-in capital	1,368,701	46,191
Common stock subscriptions receivable	(648,000)	-
Accumulated deficit	(1,181,580)	(459,466)
Total stockholders' deficit	(460,280)	(413,166)
Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to consolidated financial statements.

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Statements of Operations
For the Years ended December 31, 2015 and 2014

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-

Costs and Expenses:
General and administrative	38,142	28,925
Interest	11,472	11,550
Loss on conversion of debt	672,500	-
Total general and administrative expenses	722,114	40,475

Net operating loss	(722,114)	(40,475)
Income taxes	-	-
Net loss	$(722,114)	$(40,475)

Basic and diluted net loss	$(0.23)	$(0.04)

Weighted average shares outstanding (basic and diluted)	3,142,713	1,088,740

See accompanying notes to consolidated financial statements.

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Statement of Stockholders' Deficit
For the Years ended December 31, 2015 and 2014

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at January 1, 2014	1,088,740	$109	$46,191	$-	$(418,991)	$(372,691)
Net loss	-	-	-	-	(40,475)	(40,475)
Balance at December 31, 2014	1,088,740	109	46,191	-	(459,466)	(413,166)
Stock issued upon conversion of debt	2,500,000	250	674,750	-	-	675,000
Stock issued to acquire real estate	2,400,000	240	647,760	(648,000)	-	-
Net loss	-	-	-	-	(722,114)	(722,114)
Balance at December 31, 2015	5,988,740	$599	$1,368,701	$(648,000)	$(1,181,580)	$(460,280)

See accompanying notes to consolidated financial statements.

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Statements of Cash Flows
As of December 31, 2015 and 2014

		Year Ended		Year Ended
		December 31, 2015		December 31, 2014

Cash flows used by operating activities	$		$
Net loss		(722,114)		(40,475)
Adjustments required to reconcile net loss to cash used in operating activities:
Loss realized on conversion of debt		672,500		-
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses		11,579		22,100
Cash flows used in operating activities		(38,035)		(18,375)

Cash flows from financing activities:
Proceeds of related party borrowings		38,035		18,375
Cash provided by financing activities		38,035		18,375

Change in cash		-		-
Cash - beginning of year		-		-
Cash - end of year		$-		$-

Supplemental cash flow information:
Non-cash transactions:
Debt converted to common stock		$2,500		$-
Fair value of shares issued to acquire future interest in real estate		$648,000		$-

See accompanying notes to consolidated financial statements.

USA EQUITIES CORP.
(f/ka American Biogenetic Sciences, Inc.)
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses, has negative operational cash flows and has no revenues. The future of the Company is dependent upon Management's success in its efforts and limited resources to pursue and effect a business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of USA Equities Corp and as of April 14, 2015, the accounts of its wholly owned subsidiary USA Equities Trust, Inc. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: ASC #825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2015 or 2014.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2015 and December 31, 2014. The Company has net operating losses of about $1,181,580, which begin to expire in 2026.

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

Note 4. Stockholders' Deficit

Recent Issuances

Common shares issued to acquire future interest in real estate: On July 31, 2015, the Company through its Delaware wholly-owned subsidiary, USA Equities Trust, Inc. (the "Buyer"), entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc. (the "Seller") , a Delaware corporation for the purchase of a mixed-use investment property located in Bridgeport, consisting of five retail stores and five apartments. At the end of October 2015, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The Seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the Company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015. The shares have been carried as a common stock subscription receivable at December 31, 2015. On February 1, 2016, the Company and the Seller entered into an Amended Asset Purchase Agreement, a copy of which is filed as Exhibit 10.2 to this Form 10-K, pursuant to which the Company and Seller agreed: (i) to use their best efforts to conclude a new asset purchase agreement by which the Seller shall transfer and assign all right, title and business to a replacement property on or before March 31, 2016, subject to a ninety (90) day extension; and/or (ii) renegotiate the share consideration issued in the July 31, 2015 transaction.

Common shares issued on conversion of debt: On July 31, 2015, our CFO and controlling shareholder converted $2,500 in principal amount of this note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the fiscal year ended December 31, 2015 in relation to the conversion of the $2,500 in principal amount. See Note 5 below.

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.001. The convertible note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company's controlling shareholder. On August 13, 2010, the Company's sole officer/director transferred and assigned his controlling stock position to an unrelated third party but remained as the Company's sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. A written agreement was entered into between the Company and the controlling shareholder on December 31, 2013 to assign the $76,000 convertible promissory note to the controlling shareholder. On July 31, 2015, our CFO and control shareholder converted $2,500 in principal amount of this note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the year ended December 31, 2015 in relation to the conversion of the $2,500 in principal amount. As of December 31, 2015 and 2014, this note had $56,714 and $47,781, respectively, in accrued interest.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.25 per share. The Company does not expect to record an expense related to the difference between fair market price of its common stock and conversion price of this note during the quarter due to the lack of marketability of its common stock. The Company believes that the conversion of $0.25 presently represents the fair market value of its common stock. The note was issued in consideration of cash advances made and for services provided to the Company by its former sole officer/director and an entity controlled by our sole officer/director, who was also the Company's previous controlling shareholder. On January 15, 2016, the maturity date of the note was extended to December 31, 2016. As of December 31, 2015 and 2014, this note had $5,069 and $2,529, respectivly, in accrued interest.

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

Note 6. Related Party Transactions

Fair value of services: An entity controlled by the Company's former CEO provided corporate securities compliance services to the Company valued at $14,000 during the year ended December 31, 2015, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses.

An entity controlled by the Company's former CEO provided corporate securities compliance services to the Company valued at $17,500 during the year ended December 31, 2014, which was recorded as accrued expenses and is reflected in the statement of operations as general and administrative expenses. $4,000 was outstanding in accounts payable and $13,500 had been paid by the principal shareholder as of December 31, 2014.

Due Related Parties: Amounts due to related parties consist of cash advances received from our controlling shareholder. Such items totaled $56,410 at December 31, 2015 and $18,375 at December 31, 2014.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2015. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

On February 1, 2016, the Company and the Seller entered into an Amended Asset Purchase Agreement, a copy of which is filed as Exhibit 10.2 to this Form 10-K, pursuant to which the Company and Seller agreed: (i) to use their best efforts to conclude a new asset purchase agreement by which the Seller shall transfer and assign all right, title and business to a replacement property on or before March 31, 2016, subject to a ninety (90) day extension; and/or (ii) renegotiate the share consideration issued in the July 31, 2015 transaction.

On January 15, 2016, the Company and the holder of the convertible promissory note in the amount of $255,681 extended the maturity date to December 31, 2016.

The Company evaluated its December 31, 2015 financial statements for subsequent events, through April 14, 2016, the date the financial statements were issued and there were no other subsequent events that will affect the December 31, 2015 financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2015, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Name	Age	Title
Richard Rubin	74	CEO and Chairman
Troy Grogan	39	CFO and director

Richard Rubin, age 74, is CEO and Chairman of the Registrant. During the last five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services. From March 2004 to November 2014, Mr. Rubin was an officer and/or director of Peregrine Industries, Inc., a public company reporting under the Exchange Act.

Troy Grogan, age 39, is CFO and director of the Registrant since May 2015. He is the founder, president and chief executive officer of MedScience Research Group, Inc., a private company incorporated in May 2013. MedScience is an early stage company engaged in the development, acquisition and distribution of proprietary diagnostic medical equipment directed to the primary care market for a range of diagnostic testing of the most common chronic health conditions, principally in the U.S. Prior to MedScience, Mr. Grogan was an entrepreneur with business experience in preventative health care in Australia and North America, having organized Greatest Asset Pty Ltd, a health and lifestyle improvement company engaged in online learning, behavioral and lifestyle change and improvement, offering services to health plans, corporate clients, medical and health professionals, insurance providers, as well as the broader general public in the health, education, information and wellness market.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Rubin, CEO	2015	---	---	---	---	---	---
	2014	---	---	---	---	---	---
	2013	24,000	---	---	---	---	---
Troy Grogan, CFO	2015	---	---	---	---	---	---

(1) Mr. Rubin has accrued compensation for serving as an officer and chairman at the rate of $2,000 per month in 2013.

The Company has no employment agreement with Richard Rubin, its CEO and with troy Grogan, its CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2015, the Registrant had 5,988,740 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 3801 PGA Blvd., Suite 102, Palm Beach Garden, FL 33410	3,260,000 shares	54.43%
Common Stock	Richard Rubin 40 Wall Street, 28th Floor New York, NY 10005	0 shares	0.00%
Common Stock	Funding Equities, Inc. (2) 281 Riverside Road Greenwich, CT 06831	2,400,000 shares	40.07%
Common Stock	Officer and director (2 people)	3,260,000 shares	54.43%
(1) The percentage and ownership is based on 5,988,740 issued and outstanding shares as of December 31, 2015.
(2) Mr. Joseph Gega is the beneficial owner of Funding Equities, Inc., a Florida corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE Back to Table of Contents

An entity controlled by Richard Rubin, the Company's CEO, provided corporate securities compliance services to the Company valued at $14,000 during the year ended December 31, 2015 and $17,500 during the year ended December 31, 2014.

Amounts due to related parties consist of cash advances received from our CFO and controlling shareholder, Troy Grogan. Such items totaled $56,410 at December 31, 2015 and $18,375 at December 31, 2014.

On July 31, 2015, our CFO and control shareholder, Troy Grogan, converted $2,500 in principal amount of a note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the year ended December 31, 2015 in relation to the conversion of the $2,500 in principal amount.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants

The Registrant's Board of Directors has appointed McConnell & Jones, LLP as independent public accountant for the fiscal years ended December 31, 2015 and 2014.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by McConnell & Jones, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by McConnell & Jones, LLP during those periods.
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit fees (1)	$9,500	$9,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a).

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
Date: April 14, 2016

By: /s/ Troy Grogan
Troy Grogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 14, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Rubin
Richard Rubin
Chairman
 Date: April 14, 2016

By: /s/ Troy Grogan
Troy Grogan
Director
 Date: April 14, 2016