Form 10-Q
period 2016-03-31
USA EQUITIES CORP.
filed 2016-05-26
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission file number 0-19041

USA EQUITIES CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (212) 400-7198

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On May 26, 2016, the Registrant had 3,588,740 shares of common stock outstanding.

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

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)	(audited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable - trade	$19,857	$12,906
Accrued expenses	64,620	61,783
Advances from and accruals due to related party	60,219	56,410
Total current liabilities	144,696	131,099

Total long-term liabilities	329,181	329,181

Total liabilities	473,877	460,280

Stockholders' Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value;
3,588,740 and 5,988,740 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	359	599
Additional paid-in capital	720,941	1,368,701
Common stock subscriptions receivable	-	(648,000)
Accumulated deficit	(1,195,177)	(1,181,580)
Total stockholders' deficit	(473,877)	(460,280)
Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Statements of Operations
For the Three Months ended March 31, 2016 and 2015

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Costs and Expenses:
General and administrative	10,760	7,738
Interest	2,837	2,839
Total general and administrative expenses	13,597	10,577

Net operating loss	(13,597)	(10,577)
Income taxes	-	-
Net loss	$(13,597)	$(10,577)

Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	5,988,740	1,088,740

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.
(f/k/a American Biogenetic Sciences, Inc.)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015

		Three Months Ended		Three Months Ended
		March 31, 2016		March 31, 2015

Cash flows used by operating activities	$		$
Net loss		(13,597)		(10,577)
Changes in net assets and liabilities:
Increase in accounts payable and accrued expenses		9,788		839
Cash flows used in operating activities		(3,809)		(9,738)

Cash flows from financing activities:
Proceeds of related party borrowings		3,809		9,738
Cash provided by financing activities		3,809		9,738

Change in cash		-		-
Cash - beginning of year		-		-
Cash - end of year		$-		$-

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.
Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2016

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying audited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies are described in the "Notes to the Financial Statements" in the 2015 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three-months ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Principles of Consolidation:

The financial statements include the accounts of USA Equities Corp and as of April 14, 2015, the accounts of its wholly owned subsidiary USA Equities Trust, Inc. All significant inter-company balances and transactions have been eliminated.

Reclassifications:

Certain reclassification was made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current presentation format. The Company reclassified its two convertible notes from current liabilities to long-term liabilities.

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments:

ASC #825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2016 or 2015.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2016 The Company has net operating losses of about $1,195,177, which begin to expire in 2026. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Note 4. Stockholders' Deficit

Recent Issuances

Common shares issued to acquire future interest in real estate

On July 31, 2015, the Company through, its Delaware wholly-owned subsidiary, USA Equities Trust, Inc., entered into an Asset Purchase Agreement (the "APA") with a formerly unaffiliated third party, Green US Builders, Inc. (the "Seller"), a Delaware corporation, for the purchase of a commercial property located in Bridgeport. At the end of October 2015, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The Seller, who was issued 2.4 million shares in consideration for the asset, had been negotiating with the Company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015. The shares have been carried as a common stock subscription receivable December 31, 2015.

On February 1, 2016, the Company and the Seller entered into an Asset Purchase Agreement, as Amended, (the "Amendment"), which provided that the Seller had until March 31, 2016 to replace the asset with a property of equal value, unless the Company and the Seller mutually agreed to extend the Amendment beyond March 31, 2016. In May 2016, the Company determined not to extend the Amendment and the board of directors of the Company approved the cancellation of the 2.4 million shares and the certificate evidencing these shares were returned to the transfer agent for cancellation and canceling the common stock subscription receivable at March 31, 2016.

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory with a current principal amount of $73,500 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.001. The maturity date of the note is December 31, 2017. As of March 31, 2016 and December 31, 2015, this note had $58,913 and $56,714, respectively, in accrued interest.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company's common stock at a conversion price of $0.25 per share. On March 30, 2016, the maturity date of the note was extended to December 31, 2017.  As of March 31, 2016 and December 31, 2015, this note had $5,707 and $5,069, respectively, in accrued interest.

Note 6. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of: (i) cash advances received from our controlling shareholder, which items totaled $60,219 at March 31, 2016 and $56,410 at December 31, 2015; and (ii) amounts due to an entity controlled by our CEO and Chairman for SEC compliance services, which totaled $4,500 at March 31, 2016 and $1,500 at December 31, 2015.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2016. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

The Company evaluated its March 31, 2016 financial statements for subsequent events, through May 26, 2016, the date the financial statements were issued. In May 2016, The Company's board of directors ratified and approved its determination not to extend the Asset Purchase Agreement, as Amended (the "Amendment") and, as a result, the Company effectively: (i) terminated the Amendment and the underlying Asset Purchase Agreement; (ii) returned to its transfer agent the certificate of the 2.4 million shares issued in consideration for the Asset Purchase Agreement for cancellation; and (iii) canceled the common stock subscription agreement, also effective March 31, 2016. These subsequent events affected the March 31, 2016 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of USA Equities Corp., a Delaware corporation discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions.

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

On February 1, 2016, the Company and the Seller entered into an Asset Purchase Agreement, as Amended, (the "Amendment"), which provided that the Seller had until March 31, 2016 to replace the asset with a property of equal value, unless the Company and the Seller mutually agreed to extend the Amendment. In May 2016, the Company's board of directors determined not to extend the Amendment beyond the March 31, 2016 date and the board of directors of the Company ratified and approved the: (i) termination of the Amendment and the underlying Asset Purchase Agreement; (ii) return to the transfer agent of the certificate evidencing the 2.4 million shares for cancellation; and (iii) cancellation of the common stock subscription receivable, effective at March 31, 2016.

Results of Operations during the three month ended March 31, 2016 as compared to the three months ended March 31, 2015

We have not generated any revenues during the periods ended March 31, 2016 and 2015. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $13,597 in net loss due to expenses consisting of general and administrative expenses of $10,760 and interest expenses of $2,837 during the three months ended March 31, 2016 as compared to a net loss of $10,577 due to expenses consisting of general and administrative expenses of $7,738 and interest expenses of $2,839 during the three months ended March 31, 2015.

Our general and administrative expenses increased by $3,022 or 29% during the three months ended March 31, 2016 as compared to the same period in the prior year due to an increase in professional fees.

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

On March 31, 2016, we had no assets. We had total current liabilities of $144,696 consisting of $19,857 in accounts payable, accrued expenses of $64,620, $60,219 in advances from and accruals due to related. As of March 31, 2016, we had long-term liabilities of $329,181 consisting of two convertible notes.

On December 31, 2015, we had no assets. We had total current liabilities of $131,099 consisting of $12,906 in accounts payable, accrued expenses of $61,783, $56,410 in advances from and accruals due to related. As of December 31, 2015, we had long-term liabilities of $329,181 consisting of two convertible notes.

We financed our negative cash flows from operations of $3,809 during the three months ended March 31, 2016, which was due to a net loss of $13,597 offset by an increase in account payable and accrued expenses of $9,788 through related party borrowings in the same amount.

We financed our negative cash flows from operations of $9,738 during the three months ended March 31, 2015, which was due to a net loss of $10,577 offset by an increase in accounts payable and accrued expenses of $839 through related party borrowings in the same amount.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this quarterly report due to lack of an oversight committee and a lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Content

None.

ITEM 1A. RISK FACTORS Back to Table of Content

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

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
Date: May 26, 2016

By: /s/ Troy Grogan
Troy Grogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 26, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Rubin
Richard Rubin
Chairman
Date: May 26, 2016

By: /s/ Troy Grogan
Troy Grogan
Director
Date: May 26, 2016