Form 10-Q
period 2016-06-30
USA EQUITIES CORP.
filed 2018-07-16
CIK 856984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission file number 0-19041

USA EQUITIES CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	11-2655906
(State of Incorporation)	(I.R.S. Employer Identification No.)

3801 PGA Boulevard, Suite 102, Palm Beach Gardens, FL	33401
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (929) 379-6503

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

On July 16, 2018, the Registrant had 3,590,135 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USA Equities Corp.

Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)	(audited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable - trade	$10,943	$12,906
Accrued Expenses	67,393	61,783
Advances from and accruals due to related party	69,243	56,410
Total current liabilities	147,579	131,099

Total long-term liabilities	329,181	329,181

Total liabilities	476,760	460,280

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 3,588,740 and 5,988,740 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	359	599
Additional paid-in capital	720,941	1,368,701
Common stock subscriptions receivable	-	(648,000)
Accumulated deficit	(1,198,060)	(1,181,580)
Total stockholders’ deficit	(476,760)	(460,280)
Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Operations

For the Three and Six Months ended June 31, 2016 and 2015 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	110	11,024	10,870	18,762
Interest	2,805	2,871	5,610	5,711
Total general and administrative expenses	2,915	13,895	16,480	24,473

Net operating loss	(2,915)	(13,895)	(16,480)	(24,473)
Income taxes	-	-	-	-
Net loss	$(2,915)	$(13,895)	$(16,480)	$(24,473)

Basic and diluted net loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding:
(Basic and diluted)	3,588,740	1,088,740	4,788,740	1,088,740

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows used by operating activities	$	$
Net loss	(16,480)	(24,473)
Changes in net assets and liabilities:
Increase in accounts payable and accrued expenses	3,647	1,566
Cash flows used in operating activities	(12,833)	(22,907)

Cash flows from financing activities:
Proceeds of related party borrowings	12,833	22,907
Cash provided by financing activities	12,833	22,907

Change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

See accompanying notes to unaudited interim consolidated financial statements.

USA EQUITIES CORP

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

Note 1. The Company

USA Equities Corp. (the “Company”, “We” or the “Registrant”) was incorporated in Delaware on September 1, 1983. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products. On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York. On November 4, 2005, the Company emerged from Bankruptcy Court. On August 13, 2010, the Company’s sole officer/director transferred and assigned his control stock position to an unrelated third party but remained as the Company’s sole executive officer/director. On April 14, 2015, the Company incorporated a wholly-owned subsidiary in Delaware (USA Equities Trust, Inc.) for the purpose of acquiring real estate.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses, has negative operational cash flows and has no revenues. The future of the Company is dependent upon Management’s success in its efforts and limited resources to pursue and effect a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies are described in the “Notes to the Financial Statements” in the 2015 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six-months ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Principles of Consolidation:

The consolidated financial statements include the accounts of USA Equities Corp and as of April 14, 2015, the accounts of its wholly owned subsidiary USA Equity Trust, Inc. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of June 30, 2016 and December 31, 2015, the Company had no cash and cash equivalents.

Fair Value of Financial Instruments:

ASC #825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings per Common Share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2016 or 2015.

Income Taxes:

The Company accounts for income taxes in accordance with ASC #740, “Accounting for Income Taxes,” which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2016. The Company has net operating losses of about $1,198,092 which begin to expire in 2026. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Stockholders’ Deficit

Recent Issuances

Common shares issued to acquire future interest in real estate

On July 31, 2015, the Company through, its Delaware wholly-owned subsidiary, USA Equities Trust, Inc., entered into an Asset Purchase Agreement (the “APA”) with a formerly unaffiliated third party, Green US Builders, Inc. (the “Seller”), a Delaware corporation, for the purchase of a commercial property located in Bridgeport. At the end of October 2015, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The Seller, who was issued 2.4 million shares in consideration for the asset, had been negotiating with the Company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015. The shares have been recorded as a common stock subscription receivable at December 31, 2015.

On February 1, 2016, the Company and the Seller entered into an Asset Purchase Agreement, as Amended, (the “Amendment”), which provided that the Seller had until March 31, 2016 to replace the asset with a property of equal value, unless the Company and the Seller mutually agrees to extend the Amendment beyond March 31, 2016. The Company determined not to extend the Amendment and the board of directors of the Company approved the cancellation of the 2.4 million shares and the certificate evidencing these shares were returned to the transfer agent for cancellation and canceling the common stock subscription receivable at March 31, 2016.

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory with a current principal amount of $73,500 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. The maturity date of the note was extended to December 31, 2018. As of June 30, 2016 and December 31, 2015, this note had accumulated $61,064and $56,714, respectively, in accrued interest.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On March 30, 2016, the maturity date of the note was extended to December 31, 2018. As of June 30, 2016 and December 31, 2015, this note had accumulated $6,329 and $5,069, respectively, in accrued interest.

Note 6. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of: (i) cash advances received from our controlling shareholder, which items totaled $69,243 at June 30, 2016 and $56,410 at December 31, 2015; and (ii) amounts due to an entity controlled by our former Chairman for SEC compliance services, which totaled $0 at June 30, 2016 and $1,500 at December 31, 2015, which are included in the accounts payable balance.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2016. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

The Company evaluated its June 30, 2016 interim financial statements for subsequent events through July 16, 2018, the date the financial statements were issue. On July 9, 2018, the Company extended the maturity date of both its convertible notes outstanding to December 31, 2018. There were no other subsequent events that will affect the June 30, 2016 interim financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Some of the statements contained in this quarterly report of USA Equities Corp., a Delaware corporation discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.

Overview

USA Equities Corp., a Delaware corporation, is sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015. The Registrant was formed in 1983 for the purpose of researching, developing and marketing cardiovascular and neurobiology products for commercial development and distributing vaccines. The Registrant’s products were designed for in vitro and in vivo diagnostic procedures and therapeutic drugs, and its products had been identified for use in the treatment of epilepsy, migraine and mania, neurodegenerative diseases, coronary artery diseases and cancer. The Registrant commenced selling its products during the last quarter of 1997 but did not generate any sufficient revenues from operations to fund its operating expenses.

On September 19, 2002, the Registrant filed a petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of New York. On November 4, 2005, the Bankruptcy Court approved an order authorizing a change in control and provided that the Company, subsequent to the bankruptcy proceeding, is free and clear of all liens, claims and other obligations.

The Company’s principal business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock.

On April 17, 2015, the Company organized a Subsidiary, in Delaware for the purpose of acquiring real estate. To date, the control shares have not yet been issued.

On July 31, 2015, the Company through its Delaware wholly-owned subsidiary, USA Equities Trust, Inc., entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc., a Delaware corporation (the “Seller”) for the purchase of a mixed-use investment property located in Bridgeport, CT (the “Property”) consisting of five retail stores and five apartments. At the end of October 2015, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015.

On February 1, 2016, the Company and the Seller entered into an Asset Purchase Agreement, as Amended, (the “Amendment”), which provided that the Seller had until March 31, 2016 to replace the asset with a property of equal value, unless the Company and the Seller mutually agreed to extend the Amendment.

In May 2016, the Company’s board of directors determined not to extend the Amendment beyond the March 31, 2016 date and the board of directors of the Company ratified and approved the: (i) termination of the Amendment and the underlying Asset Purchase Agreement; (ii) return to the transfer agent of the certificate evidencing the 2.4 million shares for cancellation; and (iii) cancellation of the common stock subscription receivable, effective at March 31, 2016.

On June 28, 2016, the Registrant accepted the resignation of Richard Rubin as its chief executive officer and chairman of the Board of Directors of the Company. The reason for his resignation was to permit him to pursue other business interests. Mr. Rubin had no disagreements with the Registrant’s operations, policies or practices.

On June 28, 2016, the Registrant’s board of directors appointed Troy Grogan, its controlling shareholder and CFO as CEO and Chairman of the Registrant.

Results of Operations during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

We have not generated any revenues during the three-months periods ended June 30, 2016 and 2015. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $2,915 in net loss due to expenses consisting of general and administrative expenses of $110 and interest expense of $2,805 during the three months ended June 30, 2016 as compared to a net loss of $13,895 due to expenses consisting of general and administrative expenses of $11,024 and interest expenses of $2,871 during the three months ended June 30, 2015.

Results of Operations during the six month ended June 30, 2016 as compared to the six months ended June 30, 2015

We have not generated any revenues during the six-month periods ended June 30, 2016 and 2015. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $16,480 in net loss due to expenses consisting of general and administrative expenses of $10,870 and interest expenses of $5,610 during the six months ended June 30, 2016 as compared to a net loss of $24,473 due to expenses consisting of general and administrative expenses of $18,762 and interest expenses of $5,711 during the six months ended June 30, 2015.

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

On June 30, 2016, we had no assets. We had total current liabilities of $147,579 consisting of $10,943 in accounts payable, accrued expenses of $67,393, $69,243 in advances from and accruals due to related. As of June 30, 2016, we had long-term liabilities of $329,181 consisting of two convertible notes. As of June 30, 2016, we had total liabilities of $476,760.

On December 31, 2015, we had no assets. We had total current liabilities of $131,099 consisting of $12,906 in accounts payable, accrued expenses of $61,783, $56,410 in advances from and accruals due to related party. As of December 31, 2015, we had long-term liabilities of $329,181 consisting of two convertible notes.

We financed our negative cash flows from operations of $12,833 during the six months ended June 30, 2016, which was due to a net loss of $16,480offset by an increase in account payable and accrued expenses of $3,647 through related party borrowings in the same amount.

We financed our negative cash flows from operations of $22,907 during the six months ended June 30, 2015, which was due to a net loss of $24,473 offset by an increase in accounts payable and accrued expenses of $1,566 through related party borrowings in the same amount.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of June 30, 2016, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2018.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer
Date: July 16, 2018

