Form 10-K
period 2016-12-31
USA EQUITIES CORP.
filed 2018-08-07
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

Commission file number: 0-19041

USA EQUITIES CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	30-1104301
(State of Incorporation)	(I.R.S. Employer Identification No.)

3801 PGA Boulevard, Suite 102, Palm Beach Gardens, FL	33401
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (929) 379-6503

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2016, the aggregate market value of the 330,135 shares of common stock held by non-affiliates of the registrant was approximately $33,014 based on $0.11 per share, the asking price of the Registrants common stock on June 30, 2016. On August 6, 2018, the Registrant had 3,590,135 shares of common stock outstanding.

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

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant’s other Securities and Exchange Commission filings.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background

USA Equities Corp, (f/k/a American Biogenetic Sciences, Inc.), a Delaware corporation, is sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015. The Registrant was formed in 1983 for the purpose of researching, developing and marketing cardiovascular and neurobiology products for commercial development and distributing vaccines. The Registrant’s products were designed for in vitro and in vivo diagnostic procedures and therapeutic drugs, and its products had been identified for use in the treatment of epilepsy, migraine and mania, neurodegenerative diseases, coronary artery diseases and cancer. The Registrant commenced selling its products during the last quarter of 1997 but did not generate any sufficient revenues from operations to fund its operating expenses.

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

On May 27, 2015, the board of directors of the Registrant appointed Mr. Troy Grogan to the Registrant’s board of directors and, at the same time, appointed Mr. Grogan to serve as the Registrant’s chief financial officer. Mr. Grogan has been a principal shareholder of the Registrant since August 2010. Prior to Mr. Grogan’s appointment, Mr. Richard Rubin had been the Registrant’s sole executive officer and director.

On July 31, 2015, the Company through its Delaware wholly-owned subsidiary, USA Equity Trust, Inc., entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc., a Delaware corporation (the “Seller”) for the purchase of a mixed-use investment property located in Bridgeport, CT (the “Property”) consisting of five retail stores and five apartments. At the end of October 2015, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015.

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

On June 28, 2018, the Registrant accepted the resignation of Richard Rubin as its chief executive officer and chairman of the Board of Directors of the Company. The reason for his resignation was to permit him to pursue other business interests. Mr. Rubin had no disagreements with the Registrant’s operations, policies or practices.

General Business Objectives of the Registrant

The Registrant has no present operations and has determined to direct its efforts and limited resources to pursue acquisitions and/or effect a business combination, principally in incoming producing real estate.

Current trends

Management believes that as a result of the relative uncertainty in the United States equity markets over the past years, many privately-held companies have been closed off from the public market and traditional IPOs. During the past few years, many privately-held as well as public companies attempted to divest non-core assets and divisions and valuations of these assets and divisions have often decreased significantly. Therefore, Management believes that there are substantial business opportunities to effect attractive acquisitions. As a public entity with its shares of common stock registered under the Exchange Act and publicly trading, Management believes to be well positioned to identify target acquisitions and to affect a business combination in order to take advantage of these current trends.

Effecting a business combination

Prospective purchasers of the Registrant’s common stock will invest in the Company without an opportunity to evaluate the specific merits or risks of any acquisition target or any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly traded company, while avoiding what it may deem to be the adverse consequences of undertaking an initial public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. A potential business combination may involve a company which may be financially unstable or in its early stages of development or growth.

Sources of target businesses

The Registrant anticipates that target business candidates will be brought to our attention from various sources, including broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community who may present solicited or unsolicited proposals. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

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

Probable lack of business diversification

We may seek to affect business combinations with more than one target business, it is probable that we will have the ability to affect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

- subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and
- result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that our sole director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

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

Employees

Mr. Troy Grogan is our CEO and CFO. Mr. Grogan is not obligated to devote any specific number of hours per week and intends to spend only as much time as he deem reasonably necessary to the Company’s affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to evaluate. We do not intend to have any full time employees prior to the consummation of a business combination.

Conflicts of Interest

The Company’s Management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a greater period of time than if Management would devote his full time to the Company’s affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Registrant. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of the jurisdictions of the target entities. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the incumbent management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Registrant. The Registrant shall not enter into a transaction with a target business that is affiliated with Management.

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

Since the Company emerged from bankruptcy, its operations have been limited to seeking potential business combinations. Our investors will have no basis upon which to evaluate the Company’s ability to achieve the Company’s business objective, which is to effect a merger or business combination with an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

The Company may issue shares of the Company’s common stock and preferred stock to complete a business combination, which would reduce the equity interest of the Company’s stockholders and likely cause a change in control of the Company’s ownership.

The Company’s certificate of incorporation authorizes the issuance of up to 900,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Company currently has 896,409,865 authorized but unissued shares of the Company’s common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance. Although the Company currently has no commitments to issue any securities, the Company will, in all likelihood, issue a substantial number of additional shares of its common stock or preferred stock, or a combination of common and preferred stock, in connection with a business combination. To the extent that additional shares of common and/or preferred stock are issued, the Company’s shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock and/or convertible preferred stock may adversely affect the market price of the Company’s common stock, in the event that an active trading market commences, of which there can be no assurance. The issuance of additional shares of the Company’s common stock or any number of shares of the Company’s preferred stock:

- may significantly reduce the equity interest of current stockholders;
- will likely cause a change in control if a substantial number of the Company’s shares of common stock are issued and most likely also result in the resignation of the Company’s present officer and director; and
- may adversely affect prevailing market price for the Company’s common stock.

Similarly, if the Company issues debt securities, it could result in:
- default and foreclosure on the Company’s assets if the Company’s operating revenues after a business combination were insufficient to pay the Company’s debt obligations;
- acceleration of the Company’s obligations to repay the indebtedness even if the Company has made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
- the Company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
- the Company’s inability to obtain additional financing, if necessary, if the debt security contains covenants restricting the Company’s ability to obtain additional financing while such security is outstanding.

It is likely that the Company’s current officers and directors will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the management of the target business.

The Company’s ability to successfully effect a business combination will be dependent upon the efforts of the Company’s Management. The future role of the Company’s key personnel in the target business, however, cannot presently be ascertained. Although it is possible that Management will remain associated in some capacity with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although the Company intends to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, the Company cannot assure you that the Company’s assessment of management will prove to be correct.

Dependence on key personnel

The Company is dependent upon the continued services of its officers and directors. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons at acceptable terms.

The Company’s officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination.

The Company’s officers and directors are not required to commit their full time to the Company’s affairs, which may result in a conflict of interest in allocating their time between the Company’s plan of operations and other businesses. The Company does not intend to have any full time employees prior to the consummation of a business combination. Management of the Company is engaged in several other business endeavors and is not obligated to contribute any specific number of their hours per week to the Company’s affairs. If Management’s other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a business combination.

The Company’s officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by the Company and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

The Company’s officers and directors are now, and may in the future become, affiliated with entities, including other companies engaged in business activities similar to those intended to be conducted by this Company. Additionally, the Company’s officers and directors may become aware of business opportunities which may be appropriate for presentation to this Company as well as the other entities with which he is or may be affiliated. Additionally, due to the existing affiliations of the Company’s officers and directors with other entities, they may have a fiduciary obligation to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products, processes or services.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company’s success may be:

- solely dependent upon the performance of a single operating business; or
- dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, the Company will not be able to diversify the Company’s operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess far greater technical, human and other resources than does the Company and the Company’s financial resources are very limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that it could acquire, the Company’s ability to compete in acquiring certain sizable target businesses will be limited by the Company’s limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of far more target businesses than the Company.

The Company may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

The Company has not yet identified any prospective target business. If we require funds because of the size of the business combination, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of the Company’s officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Additional financing requirements associated with compliance with reporting requirements under the Exchange Act.

The Company has no revenues and is dependent upon the willingness of the Company’s Management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company’s corporate existence and expenses related to the Company’s business objective. The Company may not generate any revenues until the consummation of a business combination. The Company anticipates that it will have available sufficient financial resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations in connection with a business combination. In the event that the Company’s available financial resources from its Management prove to be insufficient for the purpose of achieving its business objective through a business combination, the Company will be required to seek additional financing. The Company’s failure to secure additional financing could have a material adverse affect on the Company’s ability to pursue a business combination. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company’s best interests. The Company does not have any written agreement with Management to provide funds for the Company’s operating expenses.

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company’s audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 5 days following the transaction. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

The Company’s shares of common stock are quoted on the OTC Markets, which limits the liquidity and price of the Company’s common stock.

The Company’s shares of common stock are traded on the OTC Markets. Quotation of the Company’s securities on the OTC Markets limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The NASDAQ Stock Market or a national exchange. There is currently no active trading market in the Company’s common stock. There can be no assurance that there will be an active trading market for the Company’s common stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company’s shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

The Company may be deemed to have no “Independent Directors”, actions taken and expenses incurred by our officer and director on behalf of the Company will generally not be subject to “Independent Review”.

The Company’s officers and directors may be reimbursed for out-of-pocket expenses incurred by them in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors. If our directors will not be deemed “independent,” they will generally not have the benefits of independent directors examining the propriety of expenses incurred on our behalf and the sums subject to reimbursement. Although the Company believes that all actions taken by our directors on the Company’s behalf will be in the Company’s best interests, the Company cannot assure our shareholders or investors that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operations and adversely affect the price of our stock held by the public stockholders.

State blue sky registration; potential limitations on resale of the Company’s common stock

The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company’s securities. Accordingly, investors should consider the secondary market for the Registrant’s securities to be a limited one.

It is the intention of the Registrant’s Management following the consummation of a business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published by Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues and no cash. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock

The Company’s common stock is considered a Penny Stock, as defined in the Exchange Act and the rules thereunder, unless and until the price of the Company’s shares of common stock is at least $5.00. The Company’s share price presently is, and prior to any business combination, the share price is expected to be less than $5.00. Unless the Company’s common stock is otherwise excluded from the definition of Penny Stock, the Penny Stock rules apply. The Penny Stock rules require a Broker-Dealer prior to a transaction in a Penny Stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about the Penny Stock and the nature and level of risks in the Penny Stock market. The Broker-Dealer also must provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the Broker-Dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the Broker-Dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement prior to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the Penny Stock rules. So long as the common stock is subject to the Penny Stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for the Company’s common stock and could make it more difficult for investors to sell the Company’s common stock.

General Economic Risks

The Company’s current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect the Company’s plan of operation and business objective. These conditions and other factors beyond the Company’s control include, but are not limited to regulatory changes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Registrant’s corporate office is located at 3801 PGA Boulevard, Suite 102, Palm Beach Gardens, FL 33401. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

The Registrant’s common stock is subject to quotation on the OTC market under the symbol USAQ. The following table shows the high and low bid prices for the Registrant’s common stock during the fiscal years 2016, 2015 and 2014 as OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.20	$0.15	$0.25	$0.15	$1.00	$0.15
Second Quarter ended June 30	$0.15	$0.11	$1.30	$0.15	$0.37	$0.16
Third Quarter ended September 30	$0.12	$0.11	$0.58	$0.20	$0.22	$0.15
Fourth Quarter ended December 31	$0.11	$0.11	$0.20	$0.20	$0.20	$0.15

(b) Approximate Number of Holders of Common Stock: On December 31, 2016, there were 624 shareholders of record of the Company’s common stock.

(c) Dividends: We currently do not pay cash dividends on the Company’s common stock and have no plans to reinstate a dividend on the Company’s common stock.

(d) Recent Sales of Unregistered Securities: None.

(e) Equity Compensation Plans: We have no equity compensation plans at December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

N/A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

On May 27, 2015, the board of directors of the Registrant appointed Mr. Troy Grogan to the Registrant’s board of directors and, at the same time, appointed Mr. Grogan to serve as the Registrant’s chief financial officer. Mr. Grogan has been a principal shareholder of the Registrant since August 2010.

On July 31, 2015, the Company through its Delaware wholly-owned subsidiary, USA Equity Trust, Inc., entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc., a Delaware corporation (the “Seller”) for the purchase of a mixed-use investment property located in Bridgeport, CT (the “Property”) consisting of five retail stores and five apartments. At the end of October 2015, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015.

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

Results of Operations during the year ended December 31, 2016 as compared to the year ended December 31, 2015

We have not generated any revenues during the year 2016 and 2015. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $23,248 in net loss due to expenses consisting of general and administrative expenses of $11,966 and interest expenses of $11,282 during the year ended December 31, 2016 compared to $722,114 in net loss due to expenses consisting of general and administrative expenses of $38,142, interest expenses of $11,472 and a loss on conversion of debt charge of $672,500 during the year ended December 31, 2015.

Our general and administrative expenses decreased by $26,176 or 68.6% during the year 2016 as compared to the same period in the prior year mainly due to a decrease in administrative, legal, and accounting expenses. During the year 2016, we incurred interest expense of $11,282 as compared to $11,472 in the year 2015.

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

On December 31, 2016, we had no assets. We had total current liabilities of $154,347 consisting of $10,943 in accounts payable, accrued expenses of $73,065, and $70,339 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181.

On December 31, 2015, we had no assets. We had total current liabilities of $131,099 consisting of $12,906 in accounts payable, accrued expenses of $61,783, and $56,410 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181.

We financed our negative cash flows from operations of $13,929 during the year ended December 31, 2016, which was due to a net loss of $23,248 offset by an increase in account payable and accrued expenses of $9,319 through related party borrowings in the same amount.

We financed our negative cash flows from operations of $38,035 during the year ended December 31, 2015, which was due to a net loss of $722,114 offset by a realized loss on debt conversion of $672,500 and an increase in account payable and accrued expenses of $11,579 through related party borrowings in the same amount.

In connection with our potential new business, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

Our limited resources may make it difficult to borrow funds or raise capital. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2016 and 2015, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

USA Equities Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of USA Equities Corp. and subsidiary (the “Company”) as of December 31, 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses, has negative operational cash flows and has no revenues, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ TN CPA, PC

Houston, Texas

August 6, 2018

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

USA Equities Corp.

We have audited the accompanying consolidated balance sheet of USA Equities Corp. (the Company) as of December 31, 2015, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Equities Corp. as of December 31, 2015 and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McConnell & Jones, LLP

Houston, Texas

April 14, 2016

USA Equities Corp.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable - trade	$10,943	$12,906
Accrued Expenses	73,065	61,783
Advances from and accruals due to related party	70,339	56,410
Total current liabilities	154,347	131,099

Total long-term liabilities	329,181	329,181

Total liabilities	483,528	460,280

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 3,588,740 and 5,988,740 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	359	599
Additional paid-in capital	720,941	1,368,701
Common stock subscriptions receivable	-	(648,000)
Accumulated deficit	(1,204,828)	(1,181,580)
Total stockholders’ deficit	(483,528)	(460,280)
Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Operations

For the Years ended December 31, 2016 and 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-

Costs and Expenses:
General and administrative	11,966	38,142
Interest	11,282	11,472
Loss on conversion of debt	-	672,500
Total general and administrative expenses	23,248	722,114

Net operating loss	(23,248)	(722,114)
Income taxes	-	-
Net loss	$(23,248)	$(722,114)

Basic and diluted net loss	$(0.00)	$(0.23)

Weighted average shares outstanding (basic and diluted)	4,188,740	3,142,713

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Statement of Stockholders’ Deficit

For the Years ended December 31, 2016 and 2015

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2014	1,088,740	109	46,191	-	(459,466)	(413,166)
Stock issued upon conversion of debt	2,500,000	250	674,750	-	-	675,000
Stock issued to acquire real estate	2,400,000	240	647,760	(648,000)	-	-
Net loss	-	-	-	-	(722,114)	(722,114)
Balance at December 31, 2015	5,988,740	599	1,368,701	(648,000)	(1,181,580)	(460,280)
Stock cancelled	(2,400,000)	(240)	(647,760)	648,000	-	-
Net loss	-	-	-	-	(23,248)	(23,248)
Balance at December 31, 2016	3,588,740	$359	$720,941	$-	$(1,204,828)	$(483,528)

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Cash Flows

As of December 31, 2016 and 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Cash flows used by operating activities	$	$
Net loss	(23,248)	(722,114)
Adjustments required to reconcile net loss to cash used in operating activities:
Loss realized on conversion of debt	-	672,500
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	9,319	11,579
Cash flows used in operating activities	(13,929)	(38,035)

Cash flows from financing activities:
Proceeds of related party borrowings	13,929	38,035
Cash provided by financing activities	13,929	38,035

Change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

Supplemental cash flow information:
Non-cash transactions:
Debt converted to common stock	$-	$2,500
Fair value of shares issued to acquire future interest in real estate	$-	$648,000

See accompanying notes to consolidated financial statements.

USA EQUITIES CORP.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1. The Company

USA Equities Corp. (the “Company”, “We” or the “Registrant”) was incorporated in Delaware on September 1, 1983. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products. On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York. On November 4, 2005, the Company emerged from Bankruptcy Court. On August 13, 2010, the Company’s sole officer/director transferred and assigned his control stock position to an unrelated third party but remained as the Company’s sole executive officer/director. On April 14, 2015, the Company incorporated a wholly-owned subsidiary in Delaware (USA Equity Trust, Inc.) for the purpose of acquiring real estate.

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

Note 3. Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying audited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows.

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

Reclassifications: Certain reclassifications were made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current presentation format. The Company reclassified its two convertible notes from current liabilities to long-term liabilities.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: ASC #825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2016 or 2015.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2016. The Company has net operating losses of about $1,204,828, which begin to expire in 2026. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Stockholders’ Deficit

Recent Issuances

Common shares issued to acquire future interest in real estate: On July 31, 2015, the Company through its Delaware wholly-owned subsidiary, USA Equity Trust, Inc. (the “Buyer”), entered into an Asset Purchase Agreement with an unaffiliated third party, Green US Builders, Inc. (the “Seller”), a Delaware corporation for the purchase of a mixed-used investment property located in Bridgeport, consisting of five retail stores and five apartments. At the end of October 2015, the parties decided to rescind the transaction because of the inability to fulfill certain representations regarding the status of the property. The Seller, who was issued 2.4 million shares in consideration for the asset, is negotiating with the Company to replace the asset with a property of equal value. The shares were valued at $0.27 per share or $648,000, the closing bid at July 31, 2015. The shares have been carried as a common stock subscription receivable at December 31, 2015.

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

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. The convertible note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company’s controlling shareholder. On August 13, 2010, the Company’s sole officer/director transferred and assigned his controlling stock position to an unrelated third party but remained as the Company’s sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. A written agreement was entered into between the Company and the controlling shareholder on December 31, 2013 to assign the $76,000 convertible promissory note to the controlling shareholder. On July 31, 2015, our CFO and control shareholder converted $2,500 in principal amount of this note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the year ended December 31, 2015 in relation to the conversion of the $2,500 in principal amount. On October 2, 2009, we issued a convertible promissory with a current principal amount of $73,500 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. The maturity date of the note was extended to December 31, 2018. As of December 31, 2016 and December 31, 2015, this note had accumulated $65,461 and $56,714, respectively, in accrued interest.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On March 30, 2016, the maturity date of the note was extended to December 31, 2018. As of December 31, 2016 and December 31, 2015, this note had accumulated $7,604 and $5,069, respectively, in accrued interest.

In accordance Accounting Standard Codification (“ASC #815”), “Accounting for Derivative Instruments and Hedging Activities”, we evaluated the holder’s non-detachable conversion right provision and liquidated damages clause, contained in the terms governing the note to determine whether the features qualify as an embedded derivative instruments at issuance. Such non-detachable conversion right provision and liquidated damages clause did not need to be accounted as derivative financial instruments.

Note 6. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of cash advances received from our controlling shareholder, which items totaled $70,339at December 31, 2016 and $56,410 at December 31, 2015; and (ii) amounts due to an entity controlled by our former Chairman for SEC compliance services, which totaled$0 at December 31, 2016 and $1,500 at December 31, 2015, which are included in the accounts payable balance.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2016. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

The Company evaluated its December 31, 2016 audited financial statements for subsequent events and throughout August 6, 2018, the date the financial statements were issued. On August 6, 2018, the Company extended the maturity date of both its convertible notes outstanding to December 31, 2018. There were no other subsequent events that will affect the December 31, 2016 interim financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2016.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2016, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	41	CEO, CFO and Chairman

Troy Grogan, age 41, is Chairman and CEO of the Registrant since July 2018. He is the founder, president and chief executive officer of MedScience Research Group, Inc., a private company incorporated in May 2013. MedScience is an early stage company engaged in the development, acquisition and distribution of proprietary diagnostic medical equipment directed to the primary care market for a range of diagnostic testing of the most common chronic health conditions, principally in the U.S. Prior to MedScience, Mr. Grogan was an entrepreneur with business experience in preventative health care in Australia and North America, having organized Greatest Asset Pty Ltd, a health and lifestyle improvement company engaged in online learning, behavioral and lifestyle change and improvement, offering services to health plans, corporate clients, medical and health professionals, insurance providers, as well as the broader general public in the health, education, information and wellness market.

ITEM 11. EXECUTIVE COMPENSATION

For the two fiscal years ended December 31, 2016 and 2015, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

The Company has no employment agreement with Troy Grogan, our sole officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s voting securities. As of August 6, 2018, the Registrant had 3,590,135 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 3801 PGA Blvd., Suite 102, Palm Beach Garden, FL 33410	3,260,000 shares	90.80%

Common Stock	Officer and director (1 person)	3,260,000 shares	90.80%

(1) The percentage and ownership is based on 3,590,135 issued and outstanding shares as of August 6, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Amounts due to related parties consist of cash advances received from our controlling shareholder, which items totaled $70,339 at December 31, 2016 and $56,410 at December 31, 2015; and (ii) amounts due to an entity controlled by our former Chairman for SEC compliance services, which totaled $0 at December 31, 2016 and $1,500 at December 31, 2015, which are included in the accounts payable balance.

On July 31, 2015, our CFO and control shareholder, Troy Grogan, converted $2,500 in principal amount of a note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the year ended December 31, 2015 in relation to the conversion of the $2,500 in principal amount.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 28, 2018, McConnell & Jones, LLP (“MCJ”) delivered to USA Equities Corp. (the “Company” or “Registrant”) a letter of resignation, effective June 28, 2018, stating that the firm resigned as the Registrant’s independent auditors. MCJ issued the auditor’s report on the Company’s financial statements for the year ended December 31, 2015.

Effective June 28, 2018, the Board of Directors of the Registrant approved the appointment of TNCPA, with offices located in Houston, TX, as its new auditor to audit the Registrant’s financial statements for its years ended December 31, 2016 and 2017.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by TNCPA and McConnell & Jones, LLP for the audit of the Registrant’s annual financial statements for the years ended December 31, 2016 and 2015.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees	$3,000	$9,500

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has not filed reports required under Section 16(a).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 6, 2018

