Form 10-K
period 2017-12-31
USA EQUITIES CORP.
filed 2018-08-27
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2017, the aggregate market value of the 330,135 shares of common stock held by non-affiliates of the registrant was approximately $49,520 based on $0.15 per share, the asking price of the Registrants common stock on June 30, 2017. On August 27, 2018, the Registrant had 3,590,135 shares of common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background

USA Equities Corp, a Delaware corporation, is sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015. The Registrant was formed in 1983 for the purpose of researching, developing and marketing cardiovascular and neurobiology products for commercial development and distributing vaccines. The Registrant’s products were designed for in vitro and in vivo diagnostic procedures and therapeutic drugs, and its products had been identified for use in the treatment of epilepsy, migraine and mania, neurodegenerative diseases, coronary artery diseases and cancer. The Registrant commenced selling its products during the last quarter of 1997 but did not generate any sufficient revenues from operations to fund its operating expenses.

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

On June 28, 2016 the Registrant accepted the resignation of Richard Rubin as its chief executive officer and chairman of the Board of Directors of the Company. The reason for his resignation was to permit him to pursue other business interests. Mr. Rubin had no disagreements with the Registrant’s operations, policies or practices.

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

Employees

Mr. Troy Grogan is our CEO and CFO. Mr. Grogan is not obligated to devote any specific number of hours per week and intends to spend only as much time as he deems reasonably necessary to the Company’s affairs. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to evaluate. We do not intend to have any full time employees prior to the consummation of a business combination.

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

The Company’s officer and director may allocate his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination.

The Company’s officer and director is not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s plan of operations and other businesses. The Company does not intend to have any full time employees prior to the consummation of a business combination. Management of the Company is engaged in several other business endeavors and is not obligated to contribute any specific number of their hours per week to the Company’s affairs. If Management’s other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a business combination.

The Company’s officer and director now, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by the Company and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

The Company’s officer and director is now, and may in the future become, affiliated with entities, including other companies engaged in business activities similar to those intended to be conducted by this Company. Additionally, the Company’s officer and director may become aware of business opportunities which may be appropriate for presentation to this Company as well as the other entities with which he is or may be affiliated. Additionally, due to the existing affiliations of the Company’s officer and director with other entities, he may have a fiduciary obligation to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. Accordingly, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

The Registrant’s common stock is subject to quotation on the OTC market under the symbol USAQ. The following table shows the high and low bid prices for the Registrant’s common stock during the fiscal years 2017 and 2016 as OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2015:
First Quarter	$0.25	$0.15
Second Quarter	$1.30	$0.15
Third Quarter	$0.58	$0.20
Fourth Quarter	$0.20	$0.20
Year Ended December 31, 2016:
First Quarter	$0.20	$0.15
Second Quarter	$0.15	$0.11
Third Quarter	$0.12	$0.11
Fourth Quarter	$0.11	$0.11
Year Ended December 31, 2017:
First Quarter	$0.11	$0.11
Second Quarter	$0.15	$0.15
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.11	$0.11

(b) Approximate Number of Holders of Common Stock: On December 31, 2017, there were 624 shareholders of record of the Company’s common stock.

(c) Dividends: We currently do not pay cash dividends on the Company’s common stock and have no plans to reinstate a dividend on the Company’s common stock.

(d) Recent Sales of Unregistered Securities: None.

(e) Equity Compensation Plans: We have no equity compensation plans at December 31, 2017.

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

Results of Operations during the year ended December 31, 2017 as compared to the year ended December 31, 2016

We have not generated any revenues during the year 2017 and 2016. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $11,356 in net loss due to expenses consisting of general and administrative expenses of $105 and interest expenses of $11,251 during the year ended December 31, 2017 compared to $23,248 in net loss due to expenses consisting of general and administrative expenses of $11,966 and interest expenses of $11,282 in 2016.

Our general and administrative expenses decreased by $11,861 or 99% during the year 2017 as compared to the same period in the prior year mainly due to insignificant operating expenses. During the year 2017, we incurred interest expense of $11,251 as compared to $11,282 in the year 2016.

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

On December 31, 2017, we had no assets. We had total current liabilities of $165,703 consisting of $10,943 in accounts payable, accrued interest expenses of $84,316 and $70,444 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181. As of December 31, 2017, we had $494,884 in total liabilities.

On December 31, 2016, we had no assets. We had total current liabilities of $154,347 consisting of $10,943 in accounts payable, accrued expenses of $73,065, and $70,339 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181. As of December 31, 2016, we had $483,528 in total liabilities.

We financed our negative cash flows from operations of $105 during the year ended December 31, 2017, which was due to a net loss of $11,356 offset by an increase in account payable and accrued expenses of $11,251 through related party borrowings in the same amount.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2017 and 2016, we did not have any contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
USA Equities Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of USA Equities Corp. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ TN CPA, PC

Houston, Texas
August 27, 2018
We have served as the Company’s auditor since 2018.

USA Equities Corp.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable - trade	$10,943	$10,943
Accrued interest expenses	84,316	73,065
Advances from and accruals due to related party	70,444	70,339
Total current liabilities	165,703	154,347

Total long-term liabilities	329,181	329,181

Total liabilities	494,884	483,528

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 3,588,740 shares issued and outstanding at December 31, 2017 and 2016	359	359
Additional paid-in capital	720,941	720,941
Accumulated deficit	(1,216,184)	(1,204,828)
Total stockholders’ deficit	(494,884)	(483,528)
Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Operations

For the Years ended December 31, 2017 and 2016

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Revenue	$-	$-

Costs and Expenses:
General and administrative	105	11,966
Interest	11,251	11,282
Total general and administrative expenses	11,356	23,248

Net operating loss	(11,356)	(23,248)
Income taxes	-	-
Net loss	$(11,356)	$(23,248)

Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	3,588,740	4,188,740

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Statement of Stockholders’ Deficit

For the Years ended December 31, 2017 and 2016

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2015	5,988,740	599	1,368,701	(648,000)	(1,181,580)	(460,280)
Stock cancelled	(2,400,000)	(240)	(647,760)	648,000	-	-
Net loss	-	-	-	-	(23,248)	(23,248)
Balance at December 31, 2016	3,588,740	359	720,941	-	(1,201,828)	(483,528)
Net loss	-	-	-	-	(11,356)	(11,356)
Balance at December 31, 2017	3,588,740	$359	$720,941	$-	$(1,216,184)	$(494,884)

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Cash Flows

As of December 31, 2017 and 2016

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Cash flows used by operating activities	$	$
Net loss	(11,356)	(23,248)
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	11,251	9,319
Cash flows used in operating activities	(105)	(13,929)

Cash flows from financing activities:
Proceeds of related party borrowings	105	13,929
Cash provided by financing activities	105	13,929

Change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

See accompanying notes to consolidated financial statements.

USA EQUITIES CORP.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of December 31, 2017 and 2016, the Company had no cash and cash equivalents

Fair Value of Financial Instruments: ASC #825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2017 or 2016.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at December 31, 2017. The Company has net operating losses of $1,216,184, which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Note 5. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. The convertible note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company’s controlling shareholder. On August 13, 2010, the Company’s sole officer/director transferred and assigned his controlling stock position to an unrelated third party but remained as the Company’s sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. A written agreement was entered into between the Company and the controlling shareholder on December 31, 2013 to assign the $76,000 convertible promissory note to the controlling shareholder. On July 31, 2015, our CFO and control shareholder converted $2,500 in principal amount of this note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the year ended December 31, 2015 in relation to the conversion of the $2,500 in principal amount. On October 2, 2009, we issued a convertible promissory with a current principal amount of $73,500 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. The maturity date of the note was extended to December 31, 2018. As of December 31, 2017 and December 31, 2016, this note had accumulated $74,184 and $65,461, respectively, in accrued interest.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On March 30, 2016, the maturity date of the note was extended to December 31, 2018. As of December 31, 2017 and December 31, 2016, this note had accumulated $10,132 and $7,604, respectively, in accrued interest.

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

Note 6. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of cash advances received from our controlling shareholder, which items totaled $70,444 at December 31, 2017 and $70,339 at December 31, 2016.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2017. The Company has no non-cancellable operating leases.

Note 8. Subsequent Events

The Company evaluated its December 31, 2017 audited financial statements for subsequent events and throughout August 27, 2018, the date the financial statements were issued. On August 6, 2018, the Company extended the maturity date of both its convertible notes outstanding to December 31, 2018. There were no other subsequent events that will affect the December 31, 2017 financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year 2017.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2017, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

For the two fiscal years ended December 31, 2017 and 2016, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

The Company has no employment agreement with Troy Grogan, our sole officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s voting securities. As of August __, 2018, the Registrant had 3,590,135 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 3801 PGA Blvd., Suite 102, Palm Beach Garden, FL 33410	3,260,000 shares	90.80%

Common Stock	Officer and director (1 person)	3,260,000 shares	90.80%

(1)	The percentage and ownership is based on 3,590,135 issued and outstanding shares as of August 27, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Amounts due to related parties consist of cash advances received from our controlling shareholder, which items totaled $70,444 at December 31, 2017 and $70,339 at December 31, 2016.

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by TNCPA for the audit of the Registrant’s annual financial statements for the years ended December 31, 2017 and 2016.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit fees	$3,000	$3,000

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 27, 2018

