Form 10-Q
period 2018-03-31
USA EQUITIES CORP.
filed 2018-08-29
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission file number 0-19041

USA EQUITIES CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	30-1104301
(State of Incorporation)	(I.R.S. Employer Identification No.)

3801 PGA Boulevard, Suite 102, Palm Beach Gardens, FL	33401
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (929) 379-6503

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

On August 29, 2018, the Registrant had 3,590,135 shares of common stock outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USA Equities Corp.

Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable - trade	$10,943	$10,943
Accrued interest expenses	87,090	84,316
Advances from and accruals due to related party	70,444	70,444
Total current liabilities	168,477	165,703

Total long-term liabilities	329,181	329,181

Total liabilities	497,658	494,884

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; none issued and outstanding		-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 3,588,740 shares issued and outstanding at March 31, 2018 and December 31, 2017	359	359
Additional paid-in capital	720,941	720,941
Accumulated deficit	(1,218,958)	(1,216,184)
Total stockholders’ deficit	(497,658)	(494,884)
Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Operations

For the Three Months ended March 31, 2018 and 2017

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Costs and Expenses:
General and administrative	-	105
Interest	2,774	2,774
Total general and administrative expenses	2,774	2,879

Net operating loss	(2,774)	(2,879)
Income taxes		-
Net loss	$(2,774)	$(2,879)

Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	3,588,740	3,588,740

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Cash flows used by operating activities
Net loss	$(2,774)	$(2,879)
Changes in net assets and liabilities:
Increase in accounts payable and accrued expenses	2,774	2,774
Cash flows used in operating activities	-	(105)

Cash flows from financing activities:
Proceeds of related party borrowings	-	105
Cash provided by financing activities	-	105

Change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

See accompanying notes to unaudited interim consolidated financial statements.

USA Equities Corp.

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

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

Note 3. Basis of Presentation

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies are described in the “Notes to the Financial Statements” in the 2017 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had no cash and cash equivalents

Fair Value of Financial Instruments: ASC #825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2018 and 2017.

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

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at March 31, 2018. The Company has net operating losses of $1,218,958 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

On October 2, 2009, we issued a convertible promissory note in the amount of $76,000 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. The convertible note was issued in consideration of cash advances made and for services provided to the Company by the sole officer/director, who was also the Company’s controlling shareholder. On August 13, 2010, the Company’s sole officer/director transferred and assigned his controlling stock position to an unrelated third party but remained as the Company’s sole executive officer/director. In connection with the August 2010 change in control, the convertible note payable to sole officer/director together with accrued interest was also verbally assigned to the new controlling shareholder. A written agreement was entered into between the Company and the controlling shareholder on December 31, 2013 to assign the $76,000 convertible promissory note to the controlling shareholder. On July 31, 2015, our CFO and control shareholder converted $2,500 in principal amount of this note into 2,500,000 restricted shares of common stock. The Company recorded a loss on conversion of $672,500 during the year ended December 31, 2015 in relation to the conversion of the $2,500 in principal amount. On October 2, 2009, we issued a convertible promissory with a current principal amount of $73,500 to our sole officer/director. The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. The maturity date of the note was extended to December 31, 2019. As of March 31, 2018 and December 31, 2017, this note had accumulated $76,335 and $74,184, respectively, in accrued interest.

On December 31, 2013, we issued a convertible promissory note in the amount of $255,681 to our controlling shareholder. The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On August 24, 2018, the maturity date of the note was extended to December 31, 2019. As of March 31, 2018 and December 31, 2017, this note had accumulated $10,755 and $10,132, respectively, in accrued interest.

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

Note 5. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of cash advances received from our controlling shareholder, which items totaled $70,444 at March 31, 2018 and $70,444 at December 31, 2017.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2018. The Company has no non-cancellable operating leases.

Note 7. Subsequent Events

The Company evaluated its March 31, 2018 interim financial statements for subsequent events and throughout August 29, 2018, the date the financial statements were issued. On August 24, 2018, the Company extended the maturity date of both its convertible notes outstanding to December 31, 2019. There were no other subsequent events that will affect the March 31, 2018 interim financial statements.

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

Results of Operations during the three month ended March 31, 2018 as compared to the three months ended March 31, 2017

We have not generated any revenues during the periods ended March 31, 2018 and 2017. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $2,774 in net loss due to interest expenses during the three months ended March 31, 2018 as compared to a net loss of $2,879 due to expenses consisting of general and administrative expenses of $105 and interest expenses of $2,774 during the three months ended March 31, 2017.

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

On March 31, 2018, we had no assets. We had total current liabilities of $168,477 consisting of $10,943 in accounts payable, accrued interest expenses of $87,090, and $70,444 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181. As of March 31, 2018, we had total liabilities of $497,658.

On December 31, 2017, we had no assets. We had total current liabilities of $165,703 consisting of $10,943 in accounts payable, accrued interest expenses of $84,316 and $70,444 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181. As of December 31, 2017, we had $494,884 in total liabilities.

We financed our negative cash flows from operations of $0 during the three months ended March 31, 2018, which was due to a net loss of $2,774 offset by an increase in account payable and accrued expenses of $2,774.

We financed our negative cash flows from operations of $105 during the three months ended March 31, 2018, which was due to a net loss of $2,879 offset by an increase in account payable and accrued expenses of $2,774 through related party borrowings in the same amount.

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

As of March 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2018.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 29, 2018

