Form 10-K
period 2018-12-31
USA EQUITIES CORP.
filed 2019-03-28
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2018, the aggregate market value of the 330,135 shares of common stock held by non-affiliates of the registrant was approximately $108,945 based on $0.33 per share, the asking price of the Registrants common stock on June 30, 2018. On March 28, 2019, the Registrant had 3,590,135 shares of common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Background

USA Equities Corp, a Delaware corporation, together with its wholly owned subsidiary, USA Equity Trust, Inc., is sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015.

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

On June 28, 2016, the Registrant’s Board of Directors appointed Troy Grogan, its majority shareholder and CFO as CEO and Chairman of the Registrant.

General Business Objectives of the Registrant

The Registrant has no present operations and has determined to direct its efforts and limited resources to pursue acquisitions and/or effect a business combination.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Registrant’s corporate office is located at 901 Northpoint Parkway, Suite 302, West Palm Beach, FL 33407. These facilities consist of approximately 300 square feet of executive office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we will consummate a business combination.

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

(a) Market Price Information

The Registrant’s common stock is subject to quotation on the OTC market under the symbol USAQ. The following table shows the high and low bid prices for the Registrant’s common stock during the fiscal years 2018 and 2017 as OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2016:
First Quarter	$0.20	$0.15
Second Quarter	$0.15	$0.11
Third Quarter	$0.12	$0.11
Fourth Quarter	$0.11	$0.11
Year Ended December 31, 2017:
First Quarter	$0.11	$0.11
Second Quarter	$0.15	$0.15
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.11	$0.11
Year Ended December 31, 2018:
First Quarter	$0.41	$0.01
Second Quarter	$0.35	$0.02
Third Quarter	$0.65	$0.13
Fourth Quarter	$0.95	$0.30

(b) Approximate Number of Holders of Common Stock: On December 31, 2018, there were 605 shareholders of record of the Company’s common stock.

(c) Dividends: We currently do not pay cash dividends on the Company’s common stock and have no plans to reinstate a dividend on the Company’s common stock.

(d) Recent Sales of Unregistered Securities: None.

(e) Equity Compensation Plans: We have no equity compensation plans at December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

N/A.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Overview

USA Equities Corp., a Delaware corporation, together with its wholly owned subsidiary, USA Equity Trust, Inc., is sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015.

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

Results of Operations during the year ended December 31, 2018 as compared to the year ended December 31, 2017

We have not generated any revenues during the year 2018 and 2017. We have operating expenses related to general and administrative expenses, being a public company and interest expenses. We incurred $38,631 in net loss due to expenses consisting of general and administrative expenses of $27,379 and interest expenses of $11,252 during the year ended December 31, 2018 compared to $11,356 in net loss due to expenses consisting of general and administrative expenses of $105 and interest expenses of $11,251 in 2017.

Our general and administrative expenses increased by $27,274 during the year 2018 as compared to the prior year mainly due to insignificant operating expenses during 2017.

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

On December 31, 2018, we had $1,750 of total assets related to the balance of the prepayment of an annual services contract. We had total current liabilities of $206,084 consisting of $95,568 of accrued interest expenses, $539 of accounts payable and accrued expenses and $109,977 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181. As of December 31, 2018, we had $535,265 in total liabilities.

On December 31, 2017, we had no assets. We had total current liabilities of $165,703 consisting of $10,943 in accounts payable and accrued expenses, accrued interest expenses of $84,316 and $70,444 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181. As of December 31, 2017, we had $494,884 in total liabilities.

We financed our negative cash flows during the years ended December 31, 2018 and 2017, through related party borrowings.

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

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018 and 2017, we did not have any contractual obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

USA Equities Corp. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Equities Corp. and Subsidiary (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has no operations and accordingly no source of revenue which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2019.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders of
USA Equities Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of USA Equities Corp. and subsidiary (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

USA Equities Corp.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

Assets
Current Assets:
Prepaid expenses	$1,750	$-

Total Assets	$1,750	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$539	$10,943
Accrued interest expenses	95,568	84,316
Advances from and accruals due to related party	109,977	70,444
Total current liabilities	206,084	165,703

Total long-term liabilities	329,181	329,181

Total liabilities	535,265	494,884

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; none issued and outstanding	-	-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 3,590,135 shares issued and outstanding at December 31, 2018 and 3,588,740 shares issued and outstanding at December 31, 2017	359	359
Additional paid-in capital	720,941	720,941
Accumulated deficit	(1,254,815)	(1,216,184)
Total stockholders’ deficit	$(533,515)	$(494,884)
Total liabilities and stockholders’ deficit	$1,750	$-

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Operations

For the Years ended December 31, 2018 and 2017

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Revenue	$-	$-

Costs and Expenses:
General and administrative	27,379	105
Total general and administrative expenses	27,379	105

Net operating loss	(27,379)	(105)

Interest expense	11,252	11,251
Income taxes	-	-
Net loss	$(38,631)	$(11,356)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	3,590,135	3,588,740

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Statement of Stockholders’ Deficit

For the Years ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2017	3,588,740	$359	$720,941	$(1,204,828)	$(483,528)
Net loss	-	-	-	(11,356)	(11,356)
Balances at December 31, 2017	3,588,740	359	720,941	(1,216,184)	(494,884)
Stock adjustment	1,395	-	-	-	-
Net loss	-	-	-	(38,631)	(38,631)
Balances at December 31, 2018	3,590,135	$359	$720,941	$(1,254,815)	$(533,515)

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Cash Flows

As of December 31, 2018 and 2017

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Operating activities:
Net loss	$(38,631)	$(11,356)
Changes in net assets and liabilities:
Increase in prepaid expenses	(1,750)	-
Increase in accounts payable and accrued expenses	848	11,251
Cash flows from operating activities	(39,533)	(105)

Financing activities:
Proceeds of related party borrowings	39,533	105
Cash from financing activities	39,533	105

Change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

See accompanying notes to consolidated financial statements.

USA EQUITIES CORP.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 1. The Company

USA Equities Corp. (the “Company”, “We” or the “Registrant”) was incorporated in Delaware on September 1, 1983. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products. On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York. On November 4, 2005, the Company emerged from Bankruptcy Court. On April 14, 2015, the Company incorporated a wholly-owned subsidiary in Delaware (USA Equity Trust, Inc.) for the purpose of acquiring real estate. The Company has no present operations and has determined to direct its efforts and limited resources to pursue acquisitions and/or effect a business combination.

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

Principles of Consolidation: The consolidated financial statements include the accounts of USA Equities Corp and its wholly owned subsidiary USA Equity Trust, Inc. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of December 31, 2018 and 2017, the Company had no cash and cash equivalents

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2018 or 2017.

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

The Company has net operating losses of $1,254,815, which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Reclassification: Certain amounts were reclassified related to interest expense in the 2017 Consolidated Statement of Operations to conform with current year presentation. The reclassification had no effect on previously reported net loss or net loss per share.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

Convertible notes payable at December 31, 2018 and 2017 consist of the following:

	December 31, 2018	December 31, 2017
Note 1 payable and accrued interest – Majority shareholder	$156,408	$147,684
Note 2 payable and accrued interest – Majority shareholder	268,341	265,813
Total Convertible notes and accrued interest	$424,749	$413,497

On October 2, 2009, the Company issued a convertible promissory with a current principal amount of $73,500 to its sole officer/ director and majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of December 31, 2018 and December 31, 2017, this note had accumulated $82,908 and $74,184, respectively, in accrued interest.

On December 31, 2013, the Company issued a convertible promissory note in the amount of $255,681 to its majority shareholder (Note 2). The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of December 31, 2018 and December 31, 2017, this note had accumulated $12,660 and $10,132, respectively, in accrued interest.

Note 5. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of non-interest bearing cash advances received from our majority shareholder, totaled $109,977 at December 31, 2018 and $70,444 at December 31, 2017, and are due on demand.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2018. The Company has no non-cancellable operating leases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2018.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2018, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	41	CEO, CFO and Chairman

Troy Grogan, age 41, is Chairman and CEO of the Registrant since June 2016. He is a co-founder, president and chief executive officer of MedScience Research Group, Inc., a private company incorporated in May 2013. MedScience is a growth stage company engaged in the development, acquisition and distribution of proprietary diagnostic medical equipment directed to the primary care market for a range of diagnostic testing of the most common chronic health conditions, principally in the U.S. Prior to MedScience, Mr. Grogan was an entrepreneur with business experience in preventative health care in Australia and North America, having organized Greatest Asset Pty Ltd, a health and lifestyle improvement company engaged in online learning, behavioral and lifestyle change and improvement, offering services to health plans, corporate clients, medical and health professionals, insurance providers, as well as the broader general public in the health, education, information and wellness market.

ITEM 11. EXECUTIVE COMPENSATION

For the two fiscal years ended December 31, 2018 and 2017, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

The Company has no employment agreement with Troy Grogan, our sole officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s voting securities. As of March 28, 2019, the Registrant had 3,590,135 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Troy Grogan 901 Northpoint Parkway., Suite 302, West Palm Beach, FL 33407	3,260,000 shares	90.80%

Common Stock	Officer and director (1 person)	3,260,000 shares	90.80%

(1)	The percentage and ownership is based on 3,590,135 issued and outstanding shares as of March 28, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Amounts due to related parties consist of cash advances received from our majority shareholder, which items totaled $109,977 at December 31, 2018 and $70,444 at December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 28, 2018, McConnell & Jones, LLP (“MCJ”) delivered to USA Equities Corp. (the “Company” or “Registrant”) a letter of resignation, effective June 28, 2018, stating that the firm resigned as the Registrant’s independent auditors. MCJ issued the auditor’s report on the Company’s financial statements for the year ended December 31, 2015.

Effective June 28, 2018, the Board of Directors of the Registrant approved the appointment of TNCPA, with offices located in Houston, TX, as its independent registered auditor to audit the Registrant’s financial statements for its years ended December 31, 2016 and 2017.

On February 19, 2019, TNCPA delivered to USA Equities Corp. (the “Company” or “Registrant”) a letter of resignation, effective February 19, 2019, stating that the firm resigned as the Registrant’s independent auditors. TNCPA issued the auditor’s report on the Company’s financial statements for the year ended December 31, 2016 and 2017.

Effective February 19, 2019, the Board of Directors of the Registrant approved the appointment of Cherry Bekaert LLP, as its new independent registered auditor to audit the Registrant’s financial statements for its years ended December 31, 2018 and 2019.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Cherry Bekaert LLP and TNCPA for the audit of the Registrant’s annual financial statements for the years ended December 31, 2018 and 2017.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees	$5,500	$3,000

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

Date: March 28, 2019

