Form 10-Q
period 2019-03-31
USA EQUITIES CORP.
filed 2019-05-14
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number 0-19041

USA EQUITIES CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	30-1104301
(State of Incorporation)	(I.R.S. Employer Identification No.)

901 Northpoint Parkway, Suite 302, West Palm Beach, FL	33407
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (929) 379-6503

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

On May 14, 2019, the Registrant had 3,590,135 shares of common stock outstanding.

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
Emerging Growth Company [ ]

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Prepaid expenses	$875	$1,750

Total Assets	$875	$1,750

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$5,850	$539
Accrued interest expenses	98,342	95,568
Advances from and accruals due to related party	114,117	109,977
Total current liabilities	218,309	206,084

Total long-term liabilities	329,181	329,181

Total liabilities	547,490	535,265

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; none issued and outstanding		-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 3,590,135 shares issued and outstanding at March 31, 2019 and December 31, 2018	359	359
Additional paid-in capital	720,941	720,941
Accumulated deficit	(1,267,914)	(1,254,815)
Total stockholders’ deficit	(546,615)	(533,715)
Total liabilities and stockholders’ deficit	$875	$1,750

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Costs and Expenses:
General and administrative	10,325	-
Total general and administrative expenses	10,325	-

Net operating loss	(10,325)	-

Interest expense	2,774	2,774
Income taxes	-	-
Net loss	$(13,099)	$(2,774)

Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	3,590,135	3,588,740

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2019	3,590,135	$359	$720,941	$(1,254,815)	$(533,515)
Net loss	-	-	-	(13,099)	(13,099)
Balance at March 31, 2019	3,590,135	$359	$720,941	$(1,267,914)	$(546,615)

Balance at January 1, 2018	3,588,740	$359	$720,941	$(1,216,184)	$(494,884)
Net loss	-	-	-	(2,774)	(2,774)
Balance at March 31, 2018	3,588,740	$359	$720,941	$(1,218,958)	$(497,658)

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(13,099)	$(2,774)
Changes in net assets and liabilities:
Decrease in prepaid expenses	875
Increase in accounts payable and accrued expenses	8,085	2,774
Cash flows from operating activities	(4,139)	-

Financing activities:
Proceeds of related party borrowings	4,139	-
Cash from financing activities	4,139	-

Change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Notes to the Condensed Consolidated Financial Statements

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

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses, has negative operational cash flows and has no revenues. The future of the Company is dependent upon Management’s success in its efforts and limited resources to pursue and effect a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2018 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Accounting Policies

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of USA Equities Corp and its wholly owned subsidiary USA Equity Trust, Inc. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of March 31, 2019 and December 31, 2018, the Company had no cash and cash equivalents

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2019 and 2018.

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

The Company has net operating losses of $1,267,914 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

Convertible notes payable at March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
Note 1 payable and accrued interest – Majority shareholder	$158,558	$156,408
Note 2 payable and accrued interest – Majority shareholder	268,965	268,341
Total Convertible notes and accrued interest	$427,523	$424,749

On October 2, 2009, the Company issued a convertible promissory with a current principal amount of $73,500 to its sole officer/ director and majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of March 31, 2019 and December 31, 2018, this note had accumulated $85,058 and $82,908, respectively, in accrued interest.

On December 31, 2013, the Company issued a convertible promissory note in the amount of $255,681 to its majority shareholder (Note 2). The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of March 31, 2019 and December 31, 2018, this note had accumulated $13,284 and $12,660, respectively, in accrued interest.

Note 5. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of cash advances received from our majority shareholder, which totaled $114,117 at March 31, 2019 and $109,977 at December 31, 2018, and are due on demand.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2019. The Company has no non-cancellable operating leases.

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

Results of Operations during the three month ended March 31, 2019 as compared to the three months ended March 31, 2018

We have not generated any revenues during the periods ended March 31, 2019 and 2018. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $13,099 in net loss due to expenses consisting of general and administrative expenses of $10,325 and interest expenses of $2,774 during the three months ended March 31, 2019 as compared to $2,774 in net loss due to interest expenses during the three months ended March 31, 2018.

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

On March 31, 2019, we had $875 of total assets related to the balance of the prepayment of an annual services contract. We had total current liabilities of $218,309 consisting of $5,850 in accounts payable, accrued interest expenses of $98,342, and $114,117 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181. As of March 31, 2019, we had total liabilities of $547,490.

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

We financed our negative cash flows from operations of $4,139 during the three months ended March 31, 2019, which was due to a net loss of $13,099 partially offset by an increase in accounts payable and accrued expenses of $8,085 and a decrease in prepaid expenses of $875 through related party borrowings in the same amount.

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

As of March 31, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2019.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	May 14, 2019

