Form 10-Q
period 2019-06-30
USA EQUITIES CORP.
filed 2019-08-05
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission file number 0-19041

USA EQUITIES CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	30-1104301
(State of Incorporation)	(I.R.S. Employer Identification No.)

901 Northpoint Parkway, Suite 302, West Palm Beach, FL	33407
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (929) 379-6503

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

On August 5, 2019, the Registrant had 3,590,135 shares of common stock outstanding.

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
Emerging Growth Company [ ]

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,725	$0
Prepaid expenses	0	1,750

Total Assets	$3,725	$1,750

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other current liabilities	$1,105	$539
Accrued interest expenses	101,147	95,568
Advances from and accrued expenses due to related party	124,562	109,977
Total current liabilities	226,814	206,084

Total long-term liabilities	329,181	329,181

Total liabilities	555,995	535,265

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; none issued and outstanding		-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 3,590,135 shares issued and outstanding at June 30, 2019 and December 31, 2018	359	359
Additional paid-in capital	720,941	720,941
Accumulated deficit	(1,273,570)	(1,254,815)
Total stockholders’ deficit	(552,270)	(533,515)
Total liabilities and stockholders’ deficit	$3,725	$1,750

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

General and administrative expense	2,851	19,676	13,176	19,676
Net operating loss	(2,851)	(19,676)	(13,176)	(19,676)
Forgiveness of debt	-	1,522	-	1,522
Interest expense	(2,805)	(2,805)	(5,579)	(5,579)
Net loss	$(5,656)	$(20,959)	$(18,755)	$(23,733)

Basic and diluted net loss	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding: (Basic and diluted)	3,590,135	3,590,135	3,590,135	3,590,135

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2019	3,590,135	$359	$720,941	$(1,254,815)	$(533,515)
Net loss	-	-	-	(18,755)	(18,755)
Balance at June 30, 2019	3,590,135	$359	$720,941	$(1,273,570)	$(552,270)

Balance at January 1, 2018	3,588,740	$359	$720,941	$(1,216,184)	$(494,884)
Net loss	-	-	-	(23,733)	(23,733)
Balance at June 30, 2018	3,588,740	$359	$720,941	$(1,239,917)	$(518,617)

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(18,755)	$(23,733)
Changes in net assets and liabilities:
Decrease in prepaid expenses	1,750
Increase in accounts payable and accrued expenses	6,145	5,364
Cash flows from operating activities	(10,860)	(29,097)

Financing activities:
Proceeds of related party borrowings	14,585	29,097
Cash from financing activities	14,585	29,097

Change in cash	3,725	-
Cash - beginning of year	-	-
Cash - end of period	$3,725	$-

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Notes to the Condensed Consolidated Financial Statements

Note 1. The Company

USA Equities Corp. (the “Company”, “We” or the “Registrant”) was incorporated in Delaware on September 1, 1983. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015. Prior to ceasing its operations in 2002, the Company was engaged in the research, development and production of bio-pharmaceutical products. On September 19, 2002, the Registrant filed for bankruptcy under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Eastern District of New York. On November 4, 2005, the Company emerged from Bankruptcy Court. On April 14, 2015, the Company incorporated a wholly-owned subsidiary in Delaware USAQ Corporation (f/k/a USA Equity Trust, Inc.) for the purpose of acquiring real estate. The Company has no present operations and has determined to direct its efforts and limited resources to pursue acquisitions and/or effect a business combination.

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

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2018 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Principles of Consolidation: The condensed consolidated financial statements include the accounts of USA Equities Corp and its wholly owned subsidiary USAQ Corporation (f/k/a USA Equity Trust, Inc.). All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of June 30, 2019 and December 31, 2018, the Company had $3,725 and $0 of cash and cash equivalents, respectively.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2019 and 2018.

Income Taxes: The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes,” which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

The Company has net operating losses of $1,273,570 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

Convertible notes payable at June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018
Note 1 payable and accrued interest – Majority shareholder	$160,733	$156,408
Note 2 payable and accrued interest – Majority shareholder	269,595	268,341
Total Convertible notes and accrued interest	$430,328	$424,749

On October, 2009, the Company issued a convertible promissory with a current principal amount of $73,500 to its sole officer/ director and majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of June 30, 2019 and December 31, 2018, this note had accumulated $87,233 and $82,908, respectively, in accrued interest.

On December 31, 2013, the Company issued a convertible promissory note in the amount of $255,681 to its majority shareholder (Note 2). The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of June 30, 2019 and December 31, 2018, this note had accumulated $13,914 and $12,660, respectively, in accrued interest.

Note 5. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of cash advances received from our majority shareholder, which totaled $124,562 at June 30, 2019 and $109,977 at December 31, 2018, and are due on demand.

Note 6. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2019. The Company has no non-cancellable operating leases.

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

Overview

USA Equities Corp., a Delaware corporation, together with its wholly owned subsidiary, USAQ Corporation (f/k/a USA Equity Trust, Inc.) is sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015.

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

Results of Operations during the three month ended June 30, 2019 as compared to the three months ended June 30, 2018

We have not generated any revenues during the periods ended June 30, 2019 and 2018. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $5,656 in net loss due to expenses consisting of general and administrative expenses of $2,851 and interest expenses of $2,805 during the three months ended June 30, 2019 as compared to $20,959 in net loss due to general and administrative expenses of $19,676, interest expense of $2,805 and forgiveness of debt of $1,522 during the three months ended June 30, 2018.

Results of Operations during the six month ended June 30, 2019 as compared to the six months ended June 30, 2018

We have not generated any revenues during the six-month periods ended June 30, 2019 and 2018. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $18,755 in net loss due to expenses consisting of general and administrative expenses of $13,176 and interest expenses of $5,579 during the six months ended June 30, 2019 as compared to a net loss of $23,733 due to expenses consisting of general and administrative expenses of $19,676, interest expenses of $5,579 and forgiveness of debt of $1,522 during the six months ended June 30, 2018.

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

On June 30, 2019, we had $3,725 of total assets related to the cash balance. We had total current liabilities of $226,814 consisting of $1,105 in accounts payable, accrued interest expenses of $101,147, and $124,562 in advances from and accruals due to related party. The long term liabilities consisted of two convertible notes totaling $329,181. As of June 30, 2019, we had total liabilities of $555,995.

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

We financed our negative cash flows from operations of $10,860 during the six months ended June 30, 2019, which was due to a net loss of $18,755 partially offset by an increase in accounts payable and accrued expenses of $6,145 and a decrease in prepaid expenses of $1,750 through related party borrowings in the same amount.

We financed our negative cash flows from operations of $29,097 during the six months ended June 30, 2018, which was due to a net loss of $23,733 offset by a decrease in account payable and accrued expenses of $5,364.

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

As of June 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2019.

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 5, 2019

