Form 10-Q
period 2019-09-30
USA EQUITIES CORP.
filed 2019-11-12
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Commission file number 0-19041

USA EQUITIES CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	30-1104301
(State of Incorporation)	(I.R.S. Employer Identification No.)

901 Northpoint Parkway, Suite 302, West Palm Beach, FL	33407
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (929) 379-6503

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

On November 12, 2019, the Registrant had 3,590,135 shares of common stock outstanding.

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
Emerging Growth Company [ ]

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,170	$0
Prepaid expenses	4,125	1,750

Total Assets	$5,295	$1,750

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other current liabilities	$2,176	$539
Accrued interest expenses	-	95,568
Advances from and accrued expenses due to related party	7,000	109,977
Total current liabilities	9,176	206,084

Accrued interest expenses	89,507	-
Notes payable	198,062	329,181
Total long-term liabilities	287,569	329,181

Total liabilities	296,745	535,265

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at September 30, 2019 and none at December 31, 2018	108	-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 3,590,135 shares issued and outstanding at September 30, 2019 and December 31, 2018	359	359
Additional paid-in capital	990,856	720,941
Accumulated deficit	(1,282,773)	(1,254,815)
Total stockholders’ deficit	(291,450)	(533,515)
Total liabilities and stockholders’ deficit	$5,295	$1,750

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

General and administrative expense	6,387	6,590	19,564	26,266
Net operating loss	(6,387)	(6,590)	(19,564)	(26,266)
Forgiveness of debt	-	-	-	1,522
Interest expense	(2,815)	(2,836)	(8,394)	(8,415)
Net loss	$(9,202)	$(9,426)	$(27,958)	$(33,159)

Basic and diluted net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding: (Basic and diluted)	3,590,135	3,590,135	3,590,135	3,590,135

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2019	3,590,135	$359	-	$-	$720,941	$(1,254,815)	$(533,515)
Net loss	-	-	-	-	-	(13,099)	(13,099)
Balance at March 31, 2019	3,590,135	$359	-	$-	$720,941	$(1,267,914)	$(546,615)
Net loss	-	-	-	-	-	(5,656)	(5,656)
Balance at June 30, 2019	3,590,135	$359	-	$-	$720,941	$(1,273,570)	$(552,270)
Conversion of Note to Preferred Stock			1,080,092	108	269,915		270,023
Net loss	-	-	-	-	-	(9,202)	(9,202)
Balance at September 30, 2019	3,590,135	$359	1,080,092	$108	$990,856	$(1,282,773)	$(291,450)

Balance at January 1, 2018	3,588,740	$359	-	$-	$720,941	$(1,216,184)	$(494,884)
Net loss	-	-	-	-	-	(2,774)	(2,774)
Balance at March 31, 2018	3,588,740	$359	-	$-	$720,941	$(1,218,958)	$(497,658)
Net loss	-	-	-	-	-	(20,959)	(20,959)
Balance at June 30, 2018	3,588,740	$359	-	$-	$720,941	$(1,239,917)	$(518,617)
Net loss	-	-	-	-	-	(9,426)	(9,426)
Balance at September 30, 2018	3,588,740	$359	-	$-	$720,941	$(1,249,343)	$(528,042)

See accompanying notes to the condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(27,957)	$(33,159)
Changes in net assets and liabilities:
Increase in prepaid expenses	(2,375)	(2,625)
Increase (decrease) in accounts payable and accrued expenses	9,917	(1,127)
Cash flows from operating activities	(20,415)	(36,911)

Financing activities:
Proceeds of related party borrowings	21,585	36,911
Cash from financing activities	21,585	36,911

Change in cash	1,170	-
Cash - beginning of year	-	-
Cash - end of period	$1,170	$-

Supplemental noncash investing and financing activity:
Conversion of due to related party to long-term debt	$124,562	$-
Long-term debt and accrued interest converted to shares of preferred stock	$270,023	$-

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

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2018 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of September 30, 2019 and December 31, 2018, the Company had $1,170 and $0 of cash and cash equivalents, respectively.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2019 and 2018.

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

The Company has net operating losses of $1,282,773 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

Convertible notes payable at September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
Note 1 payable and accrued interest – Majority shareholder	$162,908	$156,408
Note 2 payable and accrued interest – Majority shareholder	-	268,341
Note 3 payable and accrued interest – Majority shareholder	124,661	-
Total Convertible notes and accrued interest	$287,569	$424,749

In October, 2009, the Company issued a convertible promissory with a current principal amount of $73,500 to its sole officer/ director and majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of September 30, 2019 and December 31, 2018, this note had accumulated $89,408 and $82,908, respectively, in accrued interest.

On December 31, 2013, the Company issued a convertible promissory note in the amount of $255,681 to its majority shareholder (Note 2). The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of December 31, 2018, this note had accumulated $12,660 in accrued interest. Effective September 1, 2019, this note and associated accrued interest was converted into 1,080,092 shares of the Company’s Series A Preferred Stock.

Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its majority shareholder in consideration for advances previously made to the Company (Note 3). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of September 30, 2019, this note had accumulated $99 of accrued interest.

Note 5. Preferred Stock

Issuance of Series A Preferred stock

Effective September 1, 2019, the Company issued 1,080,092 shares of Series A Preferred Stock in satisfaction of the promissory note held by its majority shareholder in the initial principal amount of $255,681 together with all interest accrued thereon.

Series A Preferred Stock

The shares of Series A Preferred Stock have a stated value of $0.25 per share and are initially convertible into shares of common stock at a price of $0.05 per share (subject to adjustment upon the occurrence of certain events). The Series A Preferred Stock does not bear an annual dividend and ranks prior to the common stock upon a liquidation of the Company. The Series A Preferred Stock votes on all matters brought before the shareholders together with the Common stock as a single class and each share of Series A Preferred Stock has a number of votes, initially 5, equal to the number of shares of preferred stock into which it is convertible as of the record date for any vote.

Note 6. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our majority shareholder, which totaled $7,000 at September 30, 2019 and $109,977 at December 31, 2018, and are due on demand.

A convertible promissory note was issued to our majority shareholder in the amount of $124,562 in consideration of cash advances at September 1, 2019.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of September 30, 2019. The Company has no non-cancellable operating leases.

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

Results of Operations during the three month ended September 30, 2019 as compared to the three months ended September 30, 2018

We have not generated any revenues during the periods ended September 30, 2019 and 2018. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $9,202 in net loss due to expenses consisting of general and administrative expenses of $6,387 and interest expense of $2,815 during the three months ended September 30, 2019 as compared to $9,426 in net loss due to general and administrative expenses of $6,590 and interest expense of $2,836 during the three months ended September 30, 2018.

Results of Operations during the nine month ended September 30, 2019 as compared to the nine months ended September 30, 2018

We have not generated any revenues during the nine-month periods ended September 30, 2019 and 2018. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $27,958 in net loss due to expenses consisting of general and administrative expenses of $19,564 and interest expense of $8,394 during the nine months ended September 30, 2019 as compared to a net loss of $33,159 due to expenses consisting of general and administrative expenses of $26,266 and interest expense of $8,415 partially offset by forgiveness of debt of $1,522 during the nine months ended September 30, 2018.

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

On September 30, 2019, we had $5,295 of total assets related to the cash balance and prepayment of annual services contracts. We had total current liabilities of $9,176 consisting of $2,176 in accounts payable and $7,000 in advances from and accruals due to related party. The long term liabilities of $287,569 consisted of two convertible notes totaling $198,062 and accrued interest expenses of $89,507. As of September 30, 2019, we had total liabilities of $296,745.

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

We financed our negative cash flows from operations of $20,415 during the nine months ended September 30, 2019, which was due to a net loss of $27,958 combined with an increase in prepaid expenses of $2,375 partially offset by an increase in accounts payable and accrued expenses of $9,917, through related party borrowings.

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

As of September 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2019.

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

Not applicable.

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	November 12, 2019

