Form 10-K
period 2019-12-31
USA EQUITIES CORP.
filed 2020-02-21
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

Commission file number: 0-19041

USA EQUITIES CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	30-1104301
(State of Incorporation)	(I.R.S. Employer Identification No.)

901 Northpoint Parkway, Suite 302, West Palm Beach, FL	33407
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (929) 379-6503

Securities Registered Pursuant to Section 12(g) of The Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock, $0.0001 Par Value	USAQ	NA

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non- accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

On June 30, 2019, the aggregate market value of the 330,135 shares of common stock held by non-affiliates of the registrant was approximately $82,534 based on $0.25 per share, the asking price of the Registrants common stock on June 30, 2019.

On February 21, 2020, the Registrant had 5,762,735 shares of common stock outstanding.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about our Company, our products, the markets in which we compete and general economic conditions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in our Registrant’s other Securities and Exchange Commission filings.

PART I

ITEM 1. BUSINESS.

Our History

On December 20, 2019 we entered into and consummated a share exchange with the former stockholders of Medical Practice Income, Inc. a Florida corporation (“MPI”) incorporated on February 25, 2019, pursuant to a share exchange agreement (the “Exchange Agreement”) by which we issued 2,172,600 shares of our common stock, $.0001 par value (the “common stock”) to the former stockholders of MPI in exchange for all of the then issued and outstanding shares of common stock of MPI (the “Share Exchange”). MPI, based in West Palm Beach, Florida, is focused on value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine. As a result of the Share Exchange, MPI became our wholly-owned-subsidiary.

Summary

We are focused on value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine. Our intellectual properties, products and information service development portfolio are directed towards prevention, early detection, management and reversal of cardiometabolic diseases. Our principle objectives are to develop proprietary software tools and approaches, providing more granular, timely and specific clinical decision-making information for practicing physicians and other health care providers to address today’s now younger, obese, diabetic and cardiovascular disease population.

We are in the process of developing a high-level, fully automated cloud-based Software as a Medical Service (SaaMS) system named the Quality Health Score Lab Expert System (“QHSLab”) which will provide physicians and other healthcare organizations with an advanced platform to securely capture and store patient information electronically in a secure database. The patients’ data is intelligently filtered, analyzed and processed according to specific and proprietary algorithms. To date, we have completed the initial design of QHSLab and developed our initial Quality Management System. Our focus for the immediate future, assuming we can obtain sufficient financing is to develop and complete testing of our cloud-based system engineering in the first quarter of 2020 and launch our Minimum Variable Product in the second quarter of 2020.

Industry

The healthcare industry has yet to experience the improvements in outcomes, access, and cost-effectiveness that have transformed many other industries through the use of digital technologies. In an effort to address a worsening pandemic of chronic disease associated with aging populations, technology companies are now contributing innovative solutions that enhance chronic care management through remote monitoring digital applications to reduce the burden of care on healthcare systems.

The term “digital health” describes technologies that engage patients for health-related purposes; it encompasses a wide range of products referred to as e-health, mobile health, or mhealth, digital medicine, digital therapeutics, or digital wellness often all interchangeably and used across the wellness and healthcare industries. Digital health is broadly used and misinterpreted to the point that it has no real meaning, especially to prescribing physicians and other healthcare providers.

The medical and scientific community prefers the term “digital medicine” as opposed to digital health to differentiate other more consumer orientated digital products that have not been rigorously tested for outcomes. Digital medicine is a term used to describe evidence based digital products that measure an intervention, including those intended for health promotion and disease prevention. Digital medicine differs from ‘digital wellness’ which is associated with such measures as Fitbit, sleep scores and Apple watch apps for example. Digital wellness products are not subject to testing and intended to be consumer-facing rather than used in clinical care. Digital wellness applications often lack evidence necessary to support medical claims for the information they produce.

Digital medicine products are driven by high-quality hardware and software that support health research and the practice of medicine broadly, including treatment, recovery, disease prevention, and health promotion for individuals and across populations. Whereas traditional health measures represent a snapshot in time – a lab result, a diagnostics image, a blood pressure reading or a note in a medical record – connected digital medicine applications and devices can offer longitudinal and highly personalized windows into personalized human health.

Digital medicine products can be used independently or in concert with pharmaceuticals, biologics, devices, or other products to optimize patient care and health outcomes. A key component of digital medicine is the transformation of raw physiological and environmental signals or active patient responses to surveys into health indicators that can be used to monitor, predict and modify aspects of health and disease. This data is processed, transformed and used to build computational models whose output represents the health indicators of interest. Digital medicine empowers patients and healthcare providers with intelligent and accessible tools to address a wide range of conditions through high quality, safe, and effective measurements and data-driven interventions.

Digital Therapeutics, a derivative of digital medicine, extend physicians’ reach by overcoming time, place and personnel constraints that limit health-care delivery, creating better access, convenience and efficiency. As well as being considered treatments in their own right, digital therapeutics are proving useful in helping people to gain the maximum benefit from conventional pharmaceutical therapies. Provisions in the Affordable Care Act are making healthcare provider reimbursements dependent on outcomes and data capture, giving health-care providers an economic incentive to tackle patient adherence to prescriptions with fewer unnecessary medical interventions, all with the aim of taking better care, delivering better quality of life, producing better outcomes with fewer resources and lowering overall costs to the health care system.

Overview of Planned Development of the QHSLab Expert System

Our QHSLab Expert System will be capable of handling large quantities of data, without compromising security, accuracy or precision. It will not require expensive human resources to perform low-level mundane tasks. We can set parameters to accommodate prospective client physician and healthcare organization policy and will deal easily with significant increases in potential user work load. Our cloud-based software and IT system currently under development will easily scale to allow a virtually unlimited number of user sessions to be activated, all of which ultimately tap into the same software and database. The QHSLab approach to user capacity will be able, with certainty by utilizing a set, well-known path built into our third-party ‘robust’ cloud server infrastructure, to not only scale to a large number of users, but it will also be built on a globally-scalable architecture, allowing us to deliver high availability to users in just about any geographic region.

The importance of identifying health risks and the indicators to be identified varies within different healthcare settings and sectors. Some healthcare settings require psychological data while others require a detailed medical history and list of medications. Certain industries have increased occupational risk factors and health surveillance profiling must be specifically tailored for that industry. To address these unique needs, our QHSLab utilizes three primary areas: assessment, scoring and feedback.

Assessment

Assessment collects behaviors of interest, health and medical data, and psychosocial variables considered important determinants of disease risk and behavioral change. The Questionnaire and Survey Creator is a generic tool that allows the clinical user of QHSLab to build specific ‘dynamic forms’ for medical and health assessments that allow for variations within the setting or industry that ultimately do not harm the integrity of the overall collection of research-based health data for wider analysis. The generic form creator allows QHSLab to build data sets tailored to specific user-groups, users and customer requirements. These settings allow for specificity when benchmarking populations and organizations within industries.

Scoring

Scoring is guided by computer-based decision rules, also known as Artificial Intelligence or AI, using pre-programmed mathematical algorithms. For example, the Quality Health Score™ (QHS) Algorithm makes use of an individual’s accumulated health risk data over time and pin points necessary changes to lower health risk based on behavioral and psychological principles, which programmatically guide the individual to lower his health risk. The QHS algorithm adapts to the individual’s changes and resets goals and plan of direction, through ‘Machine Learning’ and ‘Big Data Analytics’ methodologies.

Feedback

Feedback provides individually tailored reports. Our QHSLab Feedback Reports utilize incoming responses from assessments, the calculations from scoring algorithms and combine key words, sentences and paragraphs in a manner most likely to effect behavioral change beneficial to the user. The underlying constructs that guide the expert system stem from behavioral theory and computerized AI. QHSLab provides normative (compared with population norms) and ipsative (compared with previous scores) feedback on salient variables relevant to the general population and the specific individual being served.

Advantages of the QHSLab Expert System

QHSLab has the potential to play the same role in behavioral medicine and lifestyle interventions that pharmacological interventions play in biological medicine. It will help physicians and healthcare organizations overcome a number of barriers preventing adoption of behavioral and therapeutic change programs for health promotion and disease prevention through easy to use digital applications.

Through purposeful design, the QHSLab Expert System aims to:

●	Conduct a comprehensive assessment of patient behaviors, lifestyle and disease risk

●	Integrate into existing physician and healthcare interventions

●	Collect and compile relevant, empirical data

●	Utilize this information for decision making (both artificial and naturalistic)

●	Account for individual differences yet be appropriate for whole populations

●	Provide guidelines for consistent decisions

●	Demonstrate flexibility by allowing new variables to be added

●	Require relatively low-skilled IT involvement in assessment or patient program development

●	Maximize revenue by providing less costly ‘digital’ alternatives to face-to-face interactions.

A complete assessment is one that covers the entire range of patient behaviors, lifestyle and disease risk. QHSLab aims to be modifiable and synergistic with other interventions patients currently employ and complementary to their clinical encounters.

Our interventions will be ideal for population-based approaches. First, we will provide an efficient means of screening. Upon development, our interactive programs will branch into in-depth assessment when a problem area is identified. Second, QHSLab will include a large array of interventions that can be matched to individual user requirements.

QHSLab will also incorporate a wide variety of different intervention materials. Our AI driven approaches will range from motivational materials for participants in early stages to detailed advice and support for participants in later stages of behavioral change. As a participant progresses (or regresses), different intervention materials will be available.

Our system will provide an automated recording device so that minimal amounts of progress can be detected and reinforced. Gathering data through automation provides an extensive empirical data base that can be used to both serve the participant and provide an evaluation of the effectiveness of the system. Since health risk prevention can be very expensive in terms of the resources required to provide services to all participants, QHSLab represents a far less costly alternative.

Components of the QHSLab Expert System

Our QHSLab will include a Global Data Definition (GDD) function which will conform the meaning of data across ubiquitous parameter sets in a way that will enable QHSLab to cross correlate data without manual intervention. Data may be collected through different platform domains, collection techniques and services. For example, patients may enter their weight using a home scale or a healthcare professional may weigh the patient and enter the data. Alternatively, scales with a Bluetooth connection can send the data electronically to the database. All will be read and incorporated into the patients’ profiles. The GDD table allows the user to track variables between data sets and gives them the required functionality to modify data reports for analytical and research purposes.

The Queryable Dataset Tool (QDT) will utilize the industry leader ‘Elastic Search’ platform to ensure that our customers have access to their data at any moment. Reports are generally executed via technical templates, hard coded by skilled IT labor and impractical for a layperson to use. This approach to retrieving data can be quite time and cost intensive. The QDT tool will allow authorized QHSLab personnel the ease to select and format data whenever needed. The QDT makes use of defined parameters that are aligned by the GDD. It introduces a technical layer of efficiency when performing the queries. The result is a fast, accurate and efficient system that a non-IT individual can use to create professionally tailored reports and templates with confidence.

The QHSLab information management system will collect, store, analyze and report all elements, components and relationships of the business at a high level to provide transparent and accurate information on which decisions and policies can be based. A key feature of the system is the System Manager.

This System Manager is purposely built and yet comfortably generic. It houses specifically-designed data capture software and modules engineered for ease of use and the minimization of data entry errors. The System Manager allows for version specific dashboards, allowing clients, customers and users a way to enter, report, compare and readily access data.

Key features of the QHSLab System Manager under development include:

● Super administrative ability to create new user accounts, user roles, privileges and connections.

● Generic questionnaire and survey creator centered around a highly unique “Global Data Definitions” table enabling universal data mining, comparisons and understanding regardless of how the data is collected.

● Version control features including multi language creator, units of measure standardization and automated conversations.

● Automated assessment and survey data capture using smart phone, tablet or desktop via webpage or mobile application.

● Internal and external reporting automated directly from the central repository into desired formats using the proprietary Queryable Dataset Tool (QDT) software which integrates with Microsoft Office and Google Docs type applications allowing internal staff to compile readily accessible reports from the central repository without the need for system engineers or software programmers on hand.

● Automate single values, graphs and tables to be queried from the database and inserted into client reports using programs such as Microsoft Word reports, Microsoft Power Point presentations, Google Docs and display on web pages as described above via the QDT

● Sophisticated email engine/text messaging notification software designed for scheduling any form of predetermined email/text notification, or report for example, daily, weekly or monthly, in collaboration with the generic questionnaire, survey system and interactive work-flow programs.

● Generic interactive health and medical programs creator

The generic nature of the data-capture system enables data to be collected in highly customized formats. Data can be collected through true/false, multiple-choice, Likert scales, weights and measures including conversion from imperial to metric-enabled, numerical, date and time based, text-based collection, multi-language control. The back-end database will also allow weightings, or scores, derived from the answers to questions by the participant without the participant knowing about the scoring which we call ‘Dimensions.’ The website and mobile-entry modules are available with any typical internet browser such as Google Chrome, Safari, Firefox, IOS or Android under a secure socket layer (SSL) certificate ensuring confidentially and privacy of the data.

QHSLab data is stored in a highly indexed document database, secured by state-of-the-art firewall technology. Triple-redundancy ensures the data is backed up and safe from accidental or malicious deletion. Furthermore, sensitive data is able to be stored in software-driven encrypted ‘obfuscated’ format for added protection. The data itself can be securely exported into any number of desired formats for the purposes of statistical analysis by external tools, including ‘big data analytics’ and by external parties if required. The web interface is serviced by a weblication created in ‘React’ which is a well proven JavaScript library for building user interfaces.

Competition

The market for our future solutions is highly competitive and characterized by rapid change. The competitive success of our solutions will be contingent upon our ability to provide superior solutions and a strong value proposition for all potential customers. Many existing competitors are well-established and enjoy greater resources or other strategic advantages. It is likely that there will be new entrants into our market, some of which may become significant competitors. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense. We currently face competition from a range of companies, including Livongo Health, Virta Health Corp., Omada Health, Inc., Glooko, Inc., Hello Heart Inc., Lyra Health, Inc., Onduo LLC, Zillion, Inc., Lark Health and Noom, Inc.

Our main competitors fall into the following categories:

● private and public companies that offer specific chronic disease products and services, such as solutions for diabetes, hypertension, and certain addictions or behavioral health conditions;

● large enterprises focused on the healthcare industry, including initiatives and partnerships launched by companies which may offer or develop products or services with features or benefits that overlap with our proposed future solutions; and

● digital health device manufacturers that facilitate the collection of data but offer limited interpretation, feedback or guidance.

Many of our current competitors enjoy greater resources, recognition, deeper customer relationships, larger existing customer bases, and more mature intellectual property portfolios than we do currently.

Intellectual Property

Although certain of our current software applications and pioneering methods, as well as those developed in the future, will be eligible for patent and trademark protection, we believe that the costs of maintaining and enforcing such intellectual property rights may not afford us a competitive advantage.

Government Regulation

Anti-Kickback Statutes

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under a federal healthcare program such as Medicare or Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. The law contains few statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a company would preclude any federal healthcare program from paying for its products. In addition, kickback arrangements can provide the basis for an action under the Federal False Claims Act, discussed in more detail below. The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, issued a series of regulations, known as safe harbors. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Arrangements that implicate the Anti-Kickback Law, and that do not fall within a safe harbor, are analyzed by the OIG on a case- by-case basis. Government officials have focused recent enforcement efforts on, among other things, sales and marketing activities of healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure business. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas. In addition to the Federal Anti-Kickback Statute, many states have their own kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

False Claims Laws

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the United States and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to sales and marketing practices that were the subject of cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Privacy and Security

In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private insurers. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the new mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.

We believe that our future business operations will be fully compliant with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

FDA Ruling: Examples of Mobile App’s which it Intends to Exclude from Regulation.

On September 25, 2013, the FDA issued Finalized Guidance on medical mobile applications (“Apps”). The FDA has issued a ruling on Apps that may meet the definition of a medical device, but they have determined that they will not exercise enforcement on these Apps. The Guidance contains an appendix that provides examples of mobile apps that may meet the definition of medical device but for which the FDA intends to exercise enforcement discretion. These mobile apps may be intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. Even though these mobile apps may meet the definition of medical device, the FDA intends to exercise enforcement discretion for these mobile apps because they pose lower risk to the public. The FDA understands that there may be other unique and innovative mobile apps that may not be covered in this list that may also constitute healthcare related mobile apps. This list is not exhaustive; it is only intended to provide clarity and assistance in identifying the mobile apps that will not be subject to regulatory requirements at this time. Based on our understanding of the Guidance, although there can be no guarantee, we believe our QHSLab services will eventually be subject to regulatory requirements because such services seem to fall within the statutory examples of medical devices with respect to which the FDA intends to monitor compliance with applicable regulations.

Employees

As of January 31, 2020, we had two employees devoting substantially full-time services to the Company, the Company’s technical development and software engineers. In addition, we engage independent entities and consultants that provide programming services and Quality Management System development and Medical Consulting & Advisory services. We believe that our relationship with our employees and consultants are good.

ITEM 1A. RISK FACTORS.

You should carefully consider each of the following risks and all of the other information set forth in this annual report. The following risks relate principally to our business and our common stock. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline. please also see the section “Regulations and Healthcare Reform” above.

Risks Related to Our Business

We are an early stage company with a short operating history and a relatively new business model in an emerging and rapidly evolving market, which makes it difficult to evaluate our future prospects. We are a pre-revenue, early stage entity subject to all of the risks inherent in a young business enterprise, such as, lack of market recognition and limited banking and financial relationships. We have little operating history to aid in our assessing future prospects. We will encounter risks and difficulties as an early stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We have not yet generated any revenues. We have not generated any revenues since our inception in March 2019. There is no assurance that we will generate sufficient revenue or ever be profitable. If planned operating levels are changed, higher operating costs encountered, more time needed to implement our plan, or less funding is received, more funds than currently anticipated may be required. Additional difficulties may be encountered during our development. If additional capital is not available when required, if at all, or is not available on acceptable terms we may be forced to modify or abandon our business plans.

We have engaged in limited product development activities and our product development efforts may not result in commercial products. We intend to build out the technology platform necessary to execute our planned business strategy. Of course, there may be other factors that prevent us from marketing a product including, but not limited to, our limited cash resources. We cannot guarantee we will be able to produce commercially successful products. Further, our eventual operating results could be susceptible to varying interpretations by potential customers, or scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent our executing our proposed business plan.

Our business model is unproven with no assurance of any revenues or operating profits. Our current business model is unproven and the profit potential, if any, is unknown. We are subject to all the risks inherent in a new business model. There can be no assurance that our business model will prove successful or that we will achieve significant revenue or profitability.

If we fail to raise additional capital, our ability to implement our business plan and strategy could be compromised. We have limited capital resources and operations. To date, our operations primarily have been funded from capital contributions and loans from our sole officer and director. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near-term operations and product development, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If we issue additional shares of common stock, it would reduce our stockholders’ percent of ownership and may dilute our share value. Our Certificate of Incorporation authorizes the issuance of 900 million shares of common stock. We have outstanding 5,762,735 shares of common stock. The future issuance of common stock to raise capital may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our then existing stockholders, and might have an adverse effect on any trading market for our common stock.

Our cloud based software platform under development is new and unproven. We are in the initial phase of developing a Cloud Based Software as a Medical Service (SaaMS) platform that is new and unproven that will focus on value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine. The market for our solutions is relatively new and evaluating the size and scope of the market is subject to risks and uncertainties. Our future success will depend in large part on the growth of this market. Potential customers may not recognize the need for, or benefits of, our platform, which may prompt them to adopt alternative products and services to satisfy their healthcare requirements. Assessing the market for our solutions we are competing in, or planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. If our market does not experience significant growth, or if demand for our platform does not occur, then our business, results of operations and financial condition will be adversely affected.

Dependence on Key Existing and Future Personnel. Our success depends, to a large degree, upon the efforts and abilities of Troy Grogan, our sole officer and key consultants. The loss of the services of one or more of our key providers could have a material adverse effect on our operations. In addition, as our business model is implemented, we will need to recruit and retain additional management, key employees and consulting service providers in virtually all phases of our operations. Key employees and consultants will require a strong background in our industry. We cannot assure that we will be able to successfully attract and retain key personnel.

Our sole officer and director is engaged in other business activities and has a conflict in determining how much time to devote to our affairs. His failure to devote sufficient time to our business cloud have a negative impact on our operations.

Our sole executive officer and director is not required to, and will not, commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and the other businesses in which he is engaged. Our sole executive officer and director is engaged in several other business endeavors and is not obligated to contribute any specific number of hours to our affairs. His failure to devote time to our business could have an adverse impact on our business, results of operations and financial condition.

We operate in a highly competitive industry. We encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages. Intense competition may adversely affect our business, financial condition or results of operations. Our competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded.

We face substantial competition, and others may discover, develop, acquire or commercialize competitive products before or more successfully than we do. We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. Other healthcare companies have greater clinical, research, regulatory and marketing resources than us. In addition, some of our competitors may have technical or competitive advantages for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop and market new products.

The growth of our business relies, in part, on the growth and success of our clients. The utility of our products to our clients will be determined by their ability to incorporate them into their health care regimen and the acceptance of our products by their patients. The ability of our clients to incorporate our products into their practices is outside of our control. In addition, if the number of patients of one or more of our clients using our products were to be reduced, such decrease would lead to a decrease in our revenue.

We will conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations. The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the products we offer and the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

●	the federal physician self-referral law, commonly referred to as the Stark Law;
●	the federal Anti-Kickback Act;

●	the criminal healthcare fraud provisions of HIPAA;
●	the federal False Claims Act;
●	reassignment of payment rules that prohibit certain types of billing and collection;
●	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
●	state laws that prohibit general business corporations, such as us, from practicing medicine;
●	laws that regulate debt collection practices as applied to our debt collection practices;

Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity. To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG, have recently increased their scrutiny of healthcare providers. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to$11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. It is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws. The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, membership base and revenue. Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information (PII), including protected health information (PHI). These laws and regulations include HIPAA. HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the businesses with which such covered entities contract for services, which includes us. HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations which can be significant. However, a single incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. The standards established in HIPAA have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. HIPAA further requires that patients and, in some instances, HHS be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personally identifiable information, or PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients potentially exposing us to additional expense, adverse publicity and liability. New health information standards could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions. Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and patient confidence. Clients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. We outsource important aspects of the storage and transmission of client and patient information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and patient proprietary and protected health information. In addition, various states have enacted laws governing the privacy of personal information collected and used by businesses online. For example, California adopted the California Consumer Privacy Act of 2018. This law, in part, requires that companies make certain disclosures to consumers via their privacy policies, or otherwise at the time personal data is collected. The Company will have to determine what personal data it is collecting from individuals and for what purposes, and to update its privacy policy every 12 months to make the required disclosures, among other things. Since this law is newly enacted and has not yet gone into effect, it is unclear whether it will have any material impact on the Company’s business and operations.

The security of our platform, networks or computer systems may be breached, and any unauthorized access to our customer data will have an adverse effect on our business and reputation. The use of our products will involve the storage, transmission and processing of our clients’ and their patients’ private data, and this data may contain confidential and proprietary information of our clients and their patients’ or other personal or identifying information regarding our clients, and their patients’, their employees or other persons. Individuals or entities may attempt to penetrate our network or platform security, or that of our third-party hosting and storage providers, and could gain access to our clients’ and their patients’ private data, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our clients’ and their patients’ or their customers, employees and business partners. If any of our clients’ private data is leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, and we may lose our ability to access private data, which will adversely affect the quality and performance of our platform. In addition, our platform may be subject to computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent in our industry. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, they may include the theft or destruction of data owned by us or our customers, and/or damage to our platform. Any failure to maintain the performance, reliability, security and availability of our products or services and technical infrastructure to the satisfaction of our clients may harm our reputation and our ability to retain existing customers and attract new users. While we will implement procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

To the extent we use “open source” software, our use could adversely affect our ability to offer our services and subject us to possible litigation. We may use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results. Our success depends upon our ability to refrain from infringing upon the intellectual property rights of others. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. As we grow and enter new markets, we will face a growing number of competitors. As the number of competitors in our industry grows and the functionality of products in different industry segments overlaps, we expect that software and other solutions in our industry may be subject to such claims by third parties. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. We cannot assure you that infringement claims will not be asserted against us in the future, or that, if asserted, any infringement claim will be successfully defended. A successful claim against us could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Risks Related to Regulation

Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition. Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We anticipate that in the future we will maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

Certain healthcare professionals who use our Cloud-based products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

●	state and federal privacy and confidentiality laws;

●	contracts with clients and partners;

●	state laws regulating healthcare professionals;

●	Medicaid laws;

●	the HIPAA and related rules proposed by the Health Care Financing Administration; and

●	Health Care Financing Administration standards for Internet transmission of health data.

Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability to us. Although we have systems and policies in place for safeguarding Protected Health Information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. Also, third party sites and/or links that consumers may access through our web sites may not maintain adequate systems to safeguard this information or may circumvent systems and policies we have put in place. In addition, future laws or changes in current laws may necessitate costly adaptations to our policies, procedures, or systems. There can be no assurance that we will not be subject to product liability claims, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. Such product liability claims could adversely affect our business, results of operations and financial condition.

There is significant uncertainty in the healthcare industry in which we operate, and we are subject to the possibility of changing government regulation, which may adversely impact our business, financial condition and results of operations. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures.

Recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our patients. Some of these provisions may have a positive impact, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Various legislators have announced that they intend to examine further proposals to reform certain aspects of the U.S. healthcare system. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction of the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such proposals or healthcare reforms might have on our business, financial condition and results of operations.

We have taken steps to modify our products, services and internal practices as necessary to facilitate our compliance with applicable regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other company resources, and any noncompliance by us could result in civil and criminal penalties.

Developments of additional federal and state regulations and policies have the potential to negatively affect our business.

Our software is anticipated to be considered a medical device by the U.S. Food and Drug Administration (“FDA”) and therefore subject to regulation by the FDA as a medical device. Such regulation requires the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.

Compliance with changing regulation of corporate governance and public disclosure will result in significant additional expenses. Changing laws, regulations, and standards relating to corporate governance and public disclosure for public companies, including the Sarbanes-Oxley Act of 2002 and various rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), are creating uncertainty for public companies. Our Company’s management will need to invest significant time and financial resources to comply with both existing and evolving requirements for public companies, which will lead, among other things, to significantly increased general and administrative expenses and a certain diversion of management time and attention from revenue generating activities to compliance activities.

We may be subject to false or fraudulent claim laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers and have an adverse effect on our business.

We are subject to the Stark Law, which may result in significant penalties. Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our products, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

We are Required to Comply with Medical Device Reporting (MDR) and We Must Report Certain Malfunctions, Deaths and Serious Injuries Associated with Our Medical Device Which Can Result In Voluntary Corrective Actions, Mandatory Recall or FDA Enforcement Actions. Under applicable FDA MDR regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur.

All manufacturers placing medical devices on the market in the European Economic Area and the United States are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the regulatory agency, or Competent Authority, in whose jurisdiction the incident occurred.

If our products fail to comply with evolving government and industry standards and regulations, we may have difficulty selling our products. We may be subject to additional federal and state statutes and regulations in connection with offering services and products via the Internet. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by these regulations include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, the sale of our products and services could be harmed.

Risks related to our Common Stock

There is not now, and there may never be, an active market for our common stock. Our common stock is listed on the OTC Pink level of the OTC Market under the symbol “USAQ,” but there is no active trading market for our common stock. There can be no assurance that an active trading market for our securities will develop, or that if one develops, that it will be sustained. The trading market for securities of companies listed on the OTC Market is substantially less liquid than the average trading market for companies listed on a national securities exchange. In addition, our ability to raise capital will be adversely affected by a listing on the OTC Market, as compared to a listing on a national securities exchange.

Our common stock is subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The majority of our issued and outstanding capital stock is owned and controlled by our sole Director and Officer. Our sole director and officer currently owns the majority of our issued and outstanding capital stock, and therefore controls our operations and will have the ability to control all matters submitted to stockholders for approval.,

This stockholder thus has complete control over our management and affairs. Accordingly, his ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which may further affect its liquidity.

Under our Certificate of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company. Our Board of Directors may authorize the issuance of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We incur significant costs as a result of operating as a public company and our management will have to devote substantial time to public company compliance obligations. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the national stock exchanges, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time- consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. We estimate the additional costs to be incurred as a result of being a public company to be in excess of $100,000 annually.

Part of the requirements imposed on us as a public company will be to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them. We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors. For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending five years after our initial public offering of our stock. We may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information contained in our periodic reports may be different than the information provided by other public companies. The JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

No disclosure is required pursuant to this Item.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is subject to quotation on the OTC PINK market under the symbol USAQ. The following table shows the high and low bid prices for our common stock during the fiscal years 2019 and 2018 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2018:
First Quarter	$0.41	$0.01
Second Quarter	$0.35	$0.02
Third Quarter	$0.65	$0.13
Fourth Quarter	$0.95	$0.30

Year Ended December 31, 2019:
First Quarter	$0.75	$0.25
Second Quarter	$0.38	$0.25
Third Quarter	$0.25	$0.01
Fourth Quarter	$0.65	$0.01

Holders

On February 21, 2020, there were approximately 600 holders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2019.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of USA Equities Corp and its subsidiaries for the years ended December 31, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

On December 20, 2019 we consummated a share exchange with the former stockholders of Medical Practice Income, Inc. (“MPI”) pursuant which we issued 2,172,600 shares of our common stock in exchange for all of the then issued and outstanding shares of common stock of MPI. As a result of this transaction, we are now focused on value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine.

Prior to the transaction of MPI, Troy Grogan, the owner of a majority of the outstanding Class A voting shares of MPI, owned approximately 91% of our then outstanding shares. Consequently, the transaction with MPI was accounted for as a change in reporting entity between entities under common control, whereby a change in reporting entity requires retrospective combination of the entities for all periods as if the combination had been in effect since inception of common control in accordance with ASC 250-10-45-21. Except where the context requires otherwise, references herein to “we”, “us”, “our” and the “Company” are reference to USA Equities, Inc. and its wholly-owned subsidiaries, inclusive of MPI.

Results of Operations during the year ended December 31, 2019 as compared to the year ended December 31, 2018

We have not generated any revenues during the years 2019 and 2018. We have operating expenses related to general and administrative expenses, being a public company and interest expenses. We incurred $166,516 in net loss due to expenses consisting of general and administrative expenses of $53,870, research and development of $100,230 and interest expenses of $12,416 during the year ended December 31, 2019 compared to $38,631 in net loss due to expenses consisting of general and administrative expenses of $27,379 and interest expenses of $11,252 in 2018.

Our general and administrative expenses increased by $26,491 during the year 2019 as compared to the prior year mainly due to increased accounting and legal fees associated with the acquisition of Medical Practice Income, Inc. Along with the acquisition came research and development expenses of $100,230 compared to $0 in 2018.

Liquidity and Capital Resources

On December 31, 2019, we had $26,340 of total assets consisting of $23,590 of cash and $2,750 being the balance of the prepayment of annual services contracts. We had total current liabilities of $20,942 consisting entirely of accounts payable and accrued expenses. The long-term liabilities balance of $435,189 consisted of four convertible notes totaling $341,688 along with the associated accrued interest of $93,501. As of December 31, 2019, we had $456,131 in total liabilities.

On December 31, 2018, we had $1,750 of total assets related to the balance of the prepayment of an annual services contract. We had total current liabilities of $206,084 consisting of $95,568 of accrued interest expenses, $539 of accounts payable and accrued expenses and $109,977 in advances from and accruals due to related party. The long-term liabilities consisted of two convertible notes totaling $329,181. As of December 31, 2018, we had $535,265 in total liabilities.

We financed our negative cash flows during the years ended December 31, 2019 and 2018, through related party borrowings.

In order to fund our efforts to market our QHSLab and other automated cloud-based Software as a Medical Services we may develop or acquire, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

Our limited resources may make it difficult to borrow funds or raise capital. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the note to our financial statements included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

USA Equities Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Equities Corp. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Cherry Bekaert LLP

Tampa, Florida

February 21, 2020

USA Equities Corp.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$23,590	$0
Prepaid expenses	2,750	1,750

Total Assets	$26,340	$1,750

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other current liabilities	$20,942	$539
Accrued interest expenses	-	95,568
Advances from and accrued expenses due to related party	-	109,977
Total current liabilities	20,942	206,084

Accrued interest expenses	93,501	-
Convertible Notes payable, related party	341,688	329,181
Total long-term liabilities	435,189	329,181

Total liabilities	456,131	535,265

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at December 31, 2019 and none at December 31, 2018	108	-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 5,762,735 shares issued and outstanding at December 31, 2019 and 3,590,135 shares issued and outstanding at December 31, 2018	576	359
Additional paid-in capital	990,856	720,941
Accumulated deficit	(1,421,331)	(1,254,815)
Total stockholders’ deficit	(429,791)	(533,515)
Total liabilities and stockholders’ deficit	$26,340	$1,750

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Operations

For the Years ended December 31, 2019 and 2018

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenue	$-	$-

Operating Expenses:
General and administrative	53,870	27,379
Research and development	100,230	-
Total Operating Expenses	154,100	27,379

Net operating loss	(154,100)	(27,379)

Interest expense	12,416	11,252
Income taxes	-	-
Net loss	$(166,516)	$(38,631)

Basic and diluted net loss per share	$(0.03)	$(0.00)

Weighted average shares outstanding (basic and diluted)	5,410,583	3,590,135

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Statement of Stockholders’ Deficit

For the Years ended December 31, 2019 and 2018

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2018	3,588,740	$359	-	$-	$720,941	$(1,216,184)	$(494,884)
Stock adjustment	1,395
Net loss	-	-	-	-	-	(38,631)	(38,631)
Balance at December 31, 2018	3,590,135	$359	-	$-	$720,941	$(1,254,815)	$(533,515)
Conversion of Note payable to Preferred Stock	-	-	1,080,092	108	269,915	-	270,023
Medical Practice Income transaction between entities under common control	2,172,600	217	-	-	-	-	217
Net loss	-	-	-	-	-	(166,516)	(166,516)
Balance at December 31, 2019	5,762,735	$576	1,080,092	$108	$990,856	$(1,421,331)	$(429,791)

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Cash Flows

As of December 31, 2019 and 2018

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Operating activities
Net loss	$(166,516)	$(38,631)
Changes in net assets and liabilities:
Increase in accrued interest	12,274	11,252
Increase in prepaid expenses	(1,000)	(1,750)
Increase (decrease) in accounts payable and accrued expenses	20,404	(10,404)
Cash flows from operating activities	(134,838)	(39,533)

Financing activities:
Proceeds of related party borrowings	103,211	39,533
Proceeds from sales of common stock	217	-
Issuance of convertible note payable, related party	55,000	-
Cash from financing activities	158,428	39,533

Change in cash	23,590	-
Cash - beginning of year	-	-
Cash - end of period	$23,590	$-

Supplemental noncash investing and financing activity:
Conversion of due to related party to long-term debt	$213,188	$-
Long-term debt and accrued interest converted to shares of preferred stock	$270,023	$-

See accompanying notes to consolidated financial statements.

USA EQUITIES CORP.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 1. The Company

USA Equities Corp. (the “Company”, “We” or the “Registrant”) was incorporated in Delaware on September 1, 1983. The Company’s Board of Directors approved the name change from American Biogenetic Sciences, Inc. to USA Equities Corp on May 29, 2015.

On December 20, 2019 the Company entered into and consummated a share exchange with the former stockholders of Medical Practice Income, Inc. (“MPI”) pursuant to a share exchange agreement (the “Exchange Agreement”) by which the Company issued 2,172,600 shares of common stock, $.0001 par value (the “common stock”) to the former stockholders of MPI in exchange for all of the then issued and outstanding shares of common stock of MPI (the “Share Exchange”). MPI, based in West Palm Beach, Florida, is focused on value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine.

Prior to the transaction with MPI, the owner of a majority of the outstanding Class A voting shares of MPI, owned approximately 91% of our then outstanding shares. Consequently, the transaction with MPI was accounted for as a change in reporting entity between entities under common control, whereby a change in reporting entity requires retrospective combination of the entities for all periods as if the combination had been in effect since inception of common control in accordance with ASC 250-10-45-21. As a result of the Share Exchange, MPI became our wholly-owned-subsidiary.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, has negative operational cash flows and has no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However access to such funding may not be available on commercially reasonable terms, if at all. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern arise from this uncertainty.

Note 3. Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying audited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows.

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

Principles of Consolidation: The consolidated financial statements include the accounts of USA Equities Corp and its wholly owned subsidiaries USAQ Corporation, Inc., and Medical Practice Income, Inc. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Revenue Recognition: The Company is in the development stage and has yet to realize revenues from operations. Once the Company begins to generate revenues, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Medical Service (SaaMS) platform. Research and development expenses are expensed when incurred. For the years ended December 31, 2019 and 2018, there were $100,230 and $0 of research and development expenses incurred, respectively.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2019 or 2018.

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

The Company has net operating losses of $1,421,331 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes Payable, Related Party

Convertible notes payable at December 31, 2019 and 2018 consist of the following:

	December 31, 2019	December 31, 2018
Note 1 and accrued interest – Majority shareholder	$165,107	$156,408
Note 2 and accrued interest – Majority shareholder	-	268,341
Note 3 and accrued interest – Majority shareholder	124,972	-
Note 4 and accrued interest – Shareholder	56,387	-
Note 5 and accrued interest – Majority shareholder	88,723	-
Total Convertible notes payable and accrued interest	$435,189	$424,749

Note 1 – In October, 2009, the Company issued a convertible promissory with a principal amount of $73,500 to its majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. On December 27, 2019, the maturity date of the note was extended to December 30, 2022. As of December 31, 2019 and December 31, 2018, this note had accumulated $91,607 and $82,908, respectively, in accrued interest.

Note 2 – On December 31, 2013, the Company issued a convertible promissory note in the amount of $255,681 to its majority shareholder (Note 2). The note bears interest at the rate of 1% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.25 per share. On August 24, 2018, the maturity date of the note was extended to December 31, 2019 and on December 24, 2018, the maturity date of the note was further extended to December 31, 2020. As of December 31, 2018, this note had accumulated $12,660 in accrued interest. Effective September 1, 2019, this note and associated accrued interest was converted into 1,080,092 shares of the Company’s Series A Preferred Stock.

Note 3 – Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its majority shareholder in consideration for advances previously made to the Company (Note 3). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of December 31, 2019, this note had accumulated $410 of accrued interest.

Note 4 – Effective September 12, 2019, the Company issued a Convertible Promissory Note in the principal amount of $55,000 to a shareholder (Note 4). This Note bears interest at the rate of 12% per annum and principal plus any accrued but unpaid interest is due and payable on January 1, 2021. The Note is convertible at the option of the holder into shares of common stock at a price of $0.25 per share. As of December 31, 2019, this note had accumulated $1,387 of accrued interest.

Note 5 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its majority shareholder in consideration for advances previously made to the Company (Note 5). This note bears interest at the rate of 10% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.55 per share. As of December 31, 2019, this note had accumulated $97 of accrued interest.

Note 5. Preferred Stock

Issuance of Series A Preferred stock

Effective September 1, 2019, the Company issued 1,080,092 shares of Series A Preferred Stock in satisfaction of Note 2 in Note 4 to the financial statement held by its majority shareholder in the initial principal amount of $255,681 together with all interest accrued thereon.

Series A Preferred Stock

The shares of Series A Preferred Stock have a stated value of $0.25 per share and are initially convertible into shares of common stock at a price of $0.05 per share (subject to adjustment upon the occurrence of certain events). The Series A Preferred Stock does not accrue dividends and ranks prior to the common stock upon a liquidation of the Company. The Series A Preferred Stock votes on all matters brought before the shareholders together with the Common stock as a single class and each share of Series A Preferred Stock has a number of votes, initially 5, equal to the number of shares of preferred stock into which it is convertible as of the record date for any vote.

Note 6. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our majority shareholder, which totaled $0 at December 31, 2019 and $109,977 at December 31, 2018, and bear no interest and are due on demand.

Convertible note payable, related party: See Note 4.

Consulting agreement – During the period ended December 31, 2019, the Company entered into a consulting agreement with the shareholder referenced in Note 4. The terms of the agreement provide that in exchange for certain consulting services the consultant received 300,000 shares of Common Stock immediately upon execution of the agreement. Further the agreement provides for the granting of 75,000 additional shares annually beginning on the effective date of the agreement. As of December 31, 2019, 375,000 had been granted under the terms of the agreement.

Note 7. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2019. The Company has no non-cancellable operating leases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2019.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2019, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	42	CEO, CFO and Chairman

Troy Grogan has been our Chairman and CEO since June 2016. He is a co-founder, president and chief executive officer of MedScience Research Group, Inc., a private company incorporated in May 2013. MedScience is focused on expanding its unique, patented and FDA cleared allergy diagnostics and allergen immunotherapy system directed to the primary care physician market in US. Prior to MedScience, Mr. Grogan was an entrepreneur with business experience in preventative health care and medical education in Australia and North America, having organized Greatest Asset Pty Ltd, a health and lifestyle improvement company engaged in online learning, behavioral and lifestyle change and improvement, offering services to health plans, corporate clients, medical and health professionals, insurance providers, as well as the broader general public in the health, education, information and wellness market.

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Grogan, our CEO and only executive officer, does not have an employment agreement and is not entitled to receive any compensation for services rendered prior to December 31, 2019. Mr. Grogan does not intend to receive any compensation for his services until our Company is generating positive cash flow. From time to time, the Company reimburses Mr. Grogan for out-of-pocket expenses incurred when acting on behalf of our Company.

Director’s Compensation

Although Mr. Grogan is entitled to be compensated for serving as our director, to date, he has not received any compensation for such services.

Equity Awards

We did not grant Mr. Grogan any equity awards or stock options during the year ended December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding as of the year ended December 31, 2019, nor were there any securities authorized for issuance under equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of February 21, 2020, by (i) any person or group with more than 5% of our common stock, (ii) our sole director, (iii) and our sole officer and director as a “group.”

Except as otherwise indicated, we believe, based on information provided by our director, that he has sole investment and voting power with respect to his shares, subject to community property laws, where applicable. As of February 21, 2020, we had outstanding 5,762,735 shares of common stock and 1,080,092 shares of Series A Preferred Stock. Shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $0.05 per shares, subject to certain anti-dilution adjustments. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of February 21, 2020, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. The address of Mr. Grogan is c/o of our company at 901 Northpoint Parkway, Suite 302, West Palm Beach, Florida 33407.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Executive Officers:
Troy Grogan[1]	9,331,460	(1)	78.92%
All directors and executive officers as a group (1 person)	9,331,460	(1)	78.92%

(1) Includes 3,270,000 shares of common stock, 5,400,460 shares of common stock that may be acquired upon conversion of shares of Series A Preferred Stock and 661,000 shares of common stock that may be acquired upon conversion of promissory notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Amounts due to related parties consist of cash advances received from Troy Grogan, our majority stockholder, which items totaled $0 at December 31, 2019 and $109,977 at December 31, 2018.

On September 1, 2019, we issued 1,080,092 shares of Series A Preferred Stock to Troy Grogan our Chief Executive Officer, President, director and majority stockholder, in satisfaction of a convertible promissory note originally issued on December 31, 2013, in the initial principal amount of $255,681, together with all interest accrued thereon.

On September 1, 2019, we issued a Convertible Promissory Note in the principal amount of $124,562 to Troy Grogan in consideration for advances previously made to our company. This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022, and is convertible into shares of common stock at a price of $0.25 per share.

Mr. Grogan, our Chairman, CEO and majority stockholder, received 10,000 shares of our common stock as a former stockholder of Medical Practice Income (MPI) in connection with the Share Exchange. The terms of the Share Exchange were not determined at arms’ length since Mr. Grogan is the sole director and officer of our company and a director and officer of MPI.

On December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its majority shareholder in consideration for advances previously made to the Company (Note 5). This note bears interest at the rate of 10% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.55 per share. As of December 31, 2019, this note had accumulated $97 of accrued interest.

Consulting agreement – During the period ended December 31, 2019, the Company entered into a consulting agreement with the shareholder referenced in (Note 4). The terms of the agreement provide that in exchange for certain consulting services the consultant received 300,000 shares of Common Stock immediately upon execution of the agreement. Further the agreement provides for the granting of 75,000 additional shares annually beginning on the effective date of the agreement. As of December 31, 2019, 375,000 had been granted under the terms of the agreement.

Our principal executive offices are located at 901 Northpoint Parkway Suite 302, West Palm Beach, FL 33407. We are provided our office space by MedScience Research Group, Inc, an entity controlled by our CEO and Director Troy Grogan, at no cost to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Cherry Bekaert LLP for the audit of the Registrant’s annual financial statements for the years ended December 31, 2019 and 2018.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit fees	$10,500	$5,500

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

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(1)	Consolidated Financial Statements:

The following consolidated financial statements of USA Equities Corp. are included in Item 8:

Consolidated Balance Sheets at December 31, 2019, and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, and 2018

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019, and 2018

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either presented in the Company’s consolidated financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description

2.1	Share Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.2	Certificate of Amendment changing corporate name to USA Equities Corp. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.3	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2019).
3.4	By-Laws (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
4.6	Description of Securities
10.1	Convertible Promissory Note dated September 1, 2019 payable to Troy Grogan Stock (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 9, 2019).
21.1	Subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2019).
31	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer, Chief Financial Officer And Director

Date: February 21, 2020

