Form 10-Q
period 2020-03-31
USA EQUITIES CORP.
filed 2020-05-14
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

On May 14, 2020, the Registrant had 6,012,735 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$54	$23,590
Prepaid expenses	1,375	2,750

Total Assets	$1,429	$26,340

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other current liabilities	$31,173	$20,942
Advances from and accrued expenses due to related party	18,544	-
Convertible Note payable, related party	55,000	-
Total current liabilities	104,717	20,942

Accrued interest expenses	96,780	93,501
Convertible Notes payable, related party	307,987	341,688
Total long-term liabilities	404,767	435,189

Total liabilities	509,484	456,131

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at March 31, 2020 and December 31, 2019	108	108
Common stock, 900,000,000 shares authorized, $0.0001 par value; 5,762,735 shares issued and outstanding at March 31, 2020 and December 31, 2019	576	576
Additional paid-in capital	991,011	990,856
Accumulated deficit	(1,499,750)	(1,421,331)
Total stockholders’ deficit	(508,055)	(429,791)
Total liabilities and stockholders’ deficit	$1,429	$26,340

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Operating Expenses:
General and administrative	23,134	10,436
Research and development	27,587	28,550
Loss on extinguishment of debt	21,299	-
Total Operating Expenses	72,020	38,986

Net operating loss	(72,020)	(38,986)

Interest expense	6,399	2,774
Income taxes	-	-
Net loss	$(78,419)	$(41,760)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	5,762,735	4,322,472

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2020	5,762,735	$576	1,080,092	$108	$990,856	$(1,421,331)	$(429,791)
Stock-based compensation expense	-	-	-	-	155	-	155
Net loss	-	-	-	-	-	(78,419)	(78,419)
Balance at March 31, 2020	5,762,735	$576	1,080,092	$108	$991,011	$(1,499,750)	$(508,055)

Balance at January 1,2019	3,590,135	$359	-	-	720,941	(1,254,815)	(533,515)
Medical Practice Income transaction between entities under common control	2,172,600	217	-	-	-	-	217
Net loss	-	-	-	-	-	(41,760)	(41,760)
Balance at March 31, 2019	5,762,735	$576	-	$-	$720,941	$(1,296,575)	$(575,058)

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(78,419)	$(41,760)
Stock-based compensation	155	-
Loss on extinguishment of debt	21,299	-
Changes in net assets and liabilities:
Increase in accrued interest	6,294	2,774
Decrease in prepaid expenses	1,375	875
Increase in accounts payable and accrued expenses	7,216	5,311
Cash flows from operating activities	(42,080)	(32,800)

Financing activities:
Proceeds of related party borrowings	18,544	32,800
Cash from financing activities	18,544	32,800

Change in cash	(23,536)	-
Cash - beginning of year	23,590	-
Cash - end of period	$54	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2019 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and the Company does not yet know the full extent of potential impacts on its business, financing or global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources and operations.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Medical Device (SaMD) platform. Research and development expenses are expensed when incurred. For the three months ended March 31, 2020 and 2019, there were $27,587 and $28,550 of research and development expenses incurred, respectively.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2020 and 2019.

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

The Company has net operating losses of $1,499,750 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

Convertible notes payable at March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019
Note 1, accrued interest and premium – Majority shareholder	$188,580	$165,107
Note 2 and accrued interest – Majority shareholder	125,279	124,972
Note 3 and accrued interest – Shareholder	58,015	56,387
Note 4 and accrued interest – Majority shareholder	90,908	88,723
Total Convertible notes payable and accrued interest	$462,782	$435,189

Note 1 – In October, 2009, the Company issued a convertible promissory with a principal amount of $73,500 to its majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. On February 27, 2020, the note was modified to extend the maturity date to March 31, 2023 and increase the conversion price to $0.10 per share. In accordance with ASC 470-50-40, the modification was accounted for as an extinguishment with a loss on the extinguishment of debt and an offsetting premium on the new note recorded during the quarter ended March 31, 2020. As of March 31, 2020 and December 31, 2019, this note had accumulated $93,781 and $91,607, respectively, in accrued interest.

Note 2 – Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its majority shareholder in consideration for advances previously made to the Company (Note 2). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of March 31, 2020 and December 31, 2019, this note had accumulated $717 and $410, respectively of accrued interest.

Note 3 – Effective September 12, 2019, the Company issued a Convertible Promissory Note in the principal amount of $55,000 to a shareholder (Note 3). This Note bears interest at the rate of 12% per annum and principal plus any accrued but unpaid interest is due and payable on January 1, 2021. The Note is convertible at the option of the holder into shares of common stock at a price of $0.25 per share. As of March 31, 2020 and December 31, 2019, this note had accumulated $3,015 and $1,387, respectively of accrued interest. As of March 31, 2020 the Note and associated accrued interest are included in current liabilities.

Note 4 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its majority shareholder in consideration for advances previously made to the Company (Note 4). This note bears interest at the rate of 10% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.55 per share. As of March 31, 2020 and December 31, 2019 this note had accumulated $2,282 and $97, respectively of accrued interest.

Note 5. Preferred Stock

Issuance of Series A Preferred stock

Effective September 1, 2019, the Company issued 1,080,092 shares of Series A Preferred Stock in satisfaction of a convertible promissory note held by its majority shareholder in the initial principal amount of $255,681 together with all interest accrued thereon.

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

Note 6. Stock-based Compensation

During the three months ended March 31, 2020, there was $155 in stock-based compensation included in Research and development expense. There was no stock-based compensation during the three months ended March 31, 2019.

During the three months ended March 31, 2020 there were 500,000 options granted to certain scientific advisors (“Advisors”) with a weighted-average exercise price of $0.40. The options vest in equal annual installments over three years beginning in July 2020 and expire five years after grant date. There were no options exercised, forfeited or cancelled during the period. There were no options outstanding as of December 31, 2019.

As of March 31, 2020, there was $8,345 of unrecognized compensation related to the 500,000 of unvested options which is expected to be recognized over a weighted-average period 2.3 years. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the three months ended March 31, 2020 was $0.02.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Risk-free interest rate	0.60%	-
Expected life of the options	3.5 years	-
Expected volatility of the underlying stock	69.1%	-
Expected dividend rate	0%	-

The risk-free interest rates is derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. The expected life of the options is based on the option term. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies whose share prices are publicly available for a sufficient period of time. The dividend rate is based on the Company never paying or having the intent to pay any cash dividends.

Note 7. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of cash advances received from our majority shareholder, which totaled $18,544 at March 31, 2020 and $0 at December 31, 2019, and bear no interest and are due on demand.

Convertible note payable, related party: See Note 4.

Consulting agreement – During the year ended December 31, 2019, the Company entered into a consulting agreement with the shareholder referenced in relation to Convertible Promissory Note 3 in Footnote 4. The terms of the agreement provide that in exchange for certain consulting services the consultant received 300,000 shares of Common Stock immediately upon execution of the agreement. Further the agreement provides for the granting of 75,000 additional shares annually beginning on the effective date of the agreement. As of March 31, 2020 and December 31, 2019, 375,000 shares had been granted under the terms of the agreement.

Note 8. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2020. The Company has no non-cancellable operating leases.

Note 9. Subsequent Events

We have evaluated subsequent events and, except for the transactions described below, there were no other events relative to the financial statements that require additional disclosure.

On April 22, 2020, The Company entered into a Consulting Agreement (the “Agreement”) with a Management Consultant (“Consultant”), pursuant to which Consultant will provide business, intellectual property and Food and Drug Administration (FDA) regulatory consulting services to the Company for consideration of a onetime stock payment of 250,000 shares of common stock of the Company (the “Share Payment”). The term of the Agreement is twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy.

The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential impacts on our business, financing or global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources and operations.

Results of Operations during the three month ended March 31, 2020 as compared to the three months ended March 31, 2019

We have not generated any revenues during the periods ended March 31, 2020 and 2019. We have operating expenses consisting of research and development and general and administrative expenses related to being a public company as well as interest expenses. We incurred $78,419 in net loss due to expenses consisting of general and administrative expenses of $23,134, research and development of $27,587, loss on extinguishment of debt of $21,299 and interest expenses of $6,399 during the three months ended March 31, 2020 as compared to $41,760 in net loss due to expenses consisting of general and administrative expenses of $10,436, research and development of $28,550 and interest expenses of $2,774 during the three months ended March 31, 2019.

Liquidity and Capital Resources

On March 31, 20120, we had $1,429 of total assets consisting of $1,375 related to the balance of the prepayment of an annual services contract and $54 of cash. We had total current liabilities of $104,717 consisting of $31,173 in accounts payable and accrued expenses, $18,544 in advances from and accruals due to related party and $55,000 in a convertible note payable. The long-term liabilities balance of $404,767 consisted of three convertible notes totaling $286,688 along with the associated accrued interest of $96,780 and premium of $21,299. As of March 31, 2020, we had total liabilities of $509,484.

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

We financed our negative cash flows from operations during the three-month periods ended March 31, 2020 and 2019, through related party borrowings.

In order to fund our efforts to market our QHSLab and other automated cloud-based SaMD we may develop or acquire, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

Our limited resources may make it difficult to borrow funds or raise capital. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2020.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Note Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	May 14, 2020

