Form 10-Q
period 2020-06-30
USA EQUITIES CORP.
filed 2020-08-13
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On August 13, 2020, the Registrant had 6,312,735 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$375	$23,590
Prepaid expenses	45	2,750
Total Assets	$420	$26,340

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other current liabilities	$35,350	$20,942
Advances from and accrued expenses due to related party	43,236	-
Convertible Note payable, related party	55,000	-
Total current liabilities	133,586	20,942

Accrued interest expenses	101,448	93,501
Convertible Notes payable, related party	307,987	341,688
Total long-term liabilities	409,435	435,189

Total liabilities	543,021	456,131

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at June 30, 2020 and December 31, 2019	108	108
Common stock, 900,000,000 shares authorized, $0.0001 par value; 6,312,735 shares issued and outstanding at June 30, 2020 and 5,762,735 shares issued and outstanding at December 31, 2019	631	576
Additional paid-in capital	1,018,260	990,856
Accumulated deficit	(1,561,600)	(1,421,331)
Total stockholders’ deficit	(542,601)	(429,791)
Total liabilities and stockholders’ deficit	$420	$26,340

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	15,044	2,936	38,178	13,372
Research and development	20,324	16,387	47,912	44,937
Marketing	19,850	-	19,850	-
Loss on extinguishment of debt	-	-	21,299	-
Total Operating Expenses	55,218	19,323	127,239	58,309

Net Operating loss	(55,218)	(19,323)	(127,239)	(58,309)

Interest expense	6,632	2,805	13,030	5,579
Income taxes	-	-	-	-
Net loss	$(61,850)	$(22,128)	$(140,269)	$(63,888)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding: (Basic and diluted)	6,084,402	5,762,735	5,921,801	5,050,605

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2020	5,762,735	$576	1,080,092	$108	$990,856	$(1,421,331)	$(429,791)
Stock-based compensation expense	-	-	-	-	155	-	155
Net loss	-	-	-	-	-	(78,419)	(78,419)
Balance at March 31, 2020	5,762,735	$576	1,080,092	$108	$991,011	$(1,499,750)	$(508,055)
Shares issued for services	550,000	55	-	-	98,445	-	98,500
Unearned compensation – shares issued for services	-	-	-	-	(72,281)	-	(72,281)
Stock-based compensation expense	-	-	-	-	1,085	-	1,085
Net loss	-	-	-	-	-	(61,850)	(61,850)
Balance at June 30, 2020	6,312,735	$631	1,080,092	$108	$1,018,260	$(1,561,600)	$(542,601)

Balance at January 1,2019	3,590,135	$359	-	-	720,941	(1,254,815)	(533,515)
Medical Practice Income transaction between entities under common control	2,172,600	217	-	-	-	-	217
Net loss	-	-	-	-	-	(41,760)	(41,760)
Balance at March 31, 2019	5,762,735	$576	-	$-	$720,941	$(1,296,575)	$(575,058)
Net loss	-	-	-	-	-	(22,128)	(22,128)
Balance at June 30, 2019	5,762,735	$576	-	$-	$720,941	$(1,318,703)	$(597,186)

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(140,269)	$(63,888)
Stock-based compensation	1,240	-
Shares issued for services	26,219	-
Loss on extinguishment of debt	21,299	-
Changes in net assets and liabilities:
Increase in accrued interest	12,589	5,579
Decrease in prepaid expenses	2,705	1,750
Increase in accounts payable and accrued expenses	9,766	566
Cash flows from operating activities	(66,451)	(55,993)

Financing activities:
Proceeds of related party borrowings	43,236	59,718
Cash from financing activities	43,236	59,718

Change in cash	(23,215)	3,725
Cash - beginning of year	23,590	-
Cash - end of period	$375	$3,725

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

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2019 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Medical Device (SaMD) platform. Research and development expenses are expensed when incurred. For the six months ended June 30, 2020 and 2019, there were $47,912 and $44,937 of research and development expenses incurred, respectively.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2020 and 2019.

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

The Company has net operating losses of $1,561,600 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes to Related Party

Convertible notes payable at June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
Note 1, accrued interest and premium – Majority shareholder	$190,755	$165,107
Note 2 and accrued interest – Majority shareholder	125,586	124,972
Note 3 and accrued interest – Shareholder	59,642	56,387
Note 4 and accrued interest – Majority shareholder	93,094	88,723
Total Convertible notes payable and accrued interest	$469,077	$435,189

Note 1 – In October, 2009, the Company issued a convertible promissory with a principal amount of $73,500 to its majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. On February 27, 2020, the note was modified to extend the maturity date to March 31, 2023 and increase the conversion price to $0.10 per share. In accordance with ASC 470-50-40, the modification was accounted for as an extinguishment with a loss on the extinguishment of debt and an offsetting premium on the new note recorded during the quarter ended March 31, 2020. As of June 30, 2020 and December 31, 2019, this note had accumulated $95,956 and $91,607, respectively, in accrued interest.

Note 2 – Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its majority shareholder in consideration for advances previously made to the Company (Note 2). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of June 30, 2020 and December 31, 2019, this note had accumulated $1,024 and $410, respectively of accrued interest.

Note 3 – Effective September 12, 2019, the Company issued a Convertible Promissory Note in the principal amount of $55,000 to a shareholder (Note 3). This Note bears interest at the rate of 12% per annum and principal plus any accrued but unpaid interest is due and payable on January 1, 2021. The Note is convertible at the option of the holder into shares of common stock at a price of $0.25 per share. As of June 30, 2020 and December 31, 2019, this note had accumulated $4,642 and $1,387, respectively of accrued interest. As of June 30, 2020 the Note and associated accrued interest are included in current liabilities.

Note 4 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its majority shareholder in consideration for advances previously made to the Company (Note 4). This note bears interest at the rate of 10% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.55 per share. As of June 30, 2020 and December 31, 2019 this note had accumulated $4,468 and $97, respectively of accrued interest.

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

Note 6. Stock-based Compensation

During the six months ended June 30, 2020, there was $1,240 in stock-based compensation associated with issued stock options included in Research and development expense. Additionally, during the same period there was $26,219 of expense associated with shares issued for services, $12,000 of which is included in Marketing with the balance in Research and development. There was no stock-based compensation during the six months ended June 30, 2019.

During the six months ended June 30, 2020 there were 650,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.40. The options vest in equal annual installments over three years beginning in July 2020 and expire five years after grant date. There were no options exercised, forfeited or cancelled during the period. There were no options outstanding as of December 31, 2019.

As of June 30, 2020, there was $23,610 of unrecognized compensation related to the 650,000 of unvested options which is expected to be recognized over a weighted-average period 2.0 years. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the six months ended June 30, 2020 was $0.04.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Risk-free interest rate	0.51%	-
Expected life of the options	3.5 years	-
Expected volatility of the underlying stock	70.7%	-
Expected dividend rate	0%	-

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

On April 22, 2020, the Company entered into a Consulting Agreement (“Agreement 1”) with a Management Consultant, pursuant to which the Management Consultant will provide business, intellectual property and Food and Drug Administration (“FDA”) regulatory consulting services to the Company for consideration of a onetime stock payment of 250,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 1 is twelve months and the value of the shares is being expensed over the term.

On May 22, 2020, the Company entered into a Consulting Agreement (“Agreement 2”) with a Software Development Consultant, pursuant to which the Software Development Consultant will provide software development consulting services to the Company for consideration of a onetime stock payment of 200,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 2 is twelve months and the value of the shares is being expensed over the term.

Also on May 22, 2020, the Company entered into a Consulting Agreement (“Agreement 3”) with a Marketing Consultant, pursuant to which the Marketing Consultant will provide marketing research consulting services to the Company for consideration of a onetime stock payment of 100,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 3 is four months and was terminated early as such the value of the shares was fully expensed.

Note 7. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of cash advances received from our majority shareholder, which totaled $43,236 at June 30, 2020 and $0 at December 31, 2019, and bear no interest and are due on demand.

Convertible note payable, related party: See Note 4.

Consulting agreement – During the year ended December 31, 2019, the Company entered into a consulting agreement with the shareholder referenced in relation to Convertible Promissory Note 3 in Footnote 4. The terms of the agreement provide that in exchange for certain consulting services the consultant received 300,000 shares of Common Stock immediately upon execution of the agreement. Further the agreement provides for the granting of 75,000 additional shares annually beginning on the effective date of the agreement. As of June 30, 2020 and December 31, 2019, 375,000 shares had been granted under the terms of the agreement.

Note 8. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2020. The Company has no non-cancellable operating leases.

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

Results of Operations during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019

We have not generated any revenues during the periods ended June 30, 2020 and 2019. We have operating expenses consisting of research and development and general and administrative expenses related to being a public company as well as interest expenses. We incurred $61,850 in net loss due to expenses consisting of general and administrative expenses of $15,044, research and development of $20,324, marketing of $19,850 and interest expenses of $6,632 during the three months ended June 30, 2020 as compared to $22,128 in net loss due to expenses consisting of general and administrative expenses of $2,936, research and development of $16,387 and interest expenses of $2,805 during the three months ended June 30, 2019.

Results of Operations during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019

We have not generated any revenues during the six-month periods ended June 30, 2020 and 2019. We have operating expenses related to general and administrative expenses being a public company and interest expenses. We incurred $140,269 in net loss due to expenses consisting of general and administrative expenses of $38,178, research and development of $47,912, marketing of $19,850, loss on extinguishment of debt of $21,299 and interest expenses of $13,030 during the six months ended June 30, 2020 as compared to a net loss of $63,888 due to expenses consisting of general and administrative expenses of $13,372, research and development of $44,937 and interest expenses of $5,579 during the six months ended June 30, 2019.

Liquidity and Capital Resources

On June 30, 2020, we had $420 of total assets consisting of $45 related to the balance of the prepayment of an annual services contract and $375 of cash. We had total current liabilities of $133,586 consisting of $35,350 in accounts payable and accrued expenses, $43,236 in advances from and accruals due to related party and $55,000 in a convertible note payable. The long-term liabilities balance of $409,435 consisted of three convertible notes totaling $286,688 along with the associated accrued interest of $101,448 and premium of $21,299. As of June 30, 2020, we had total liabilities of $543,021.

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

We financed our negative cash flows from operations during the six-month periods ended June 30, 2020 and 2019, through related party borrowings.

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

As of June 30, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2020.

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 13, 2020

