Form 10-Q
period 2020-09-30
USA EQUITIES CORP.
filed 2020-11-12
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On November 12, 2020, the Registrant had 6,562,735 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$26,678	$23,590
Prepaid expenses	7,124	2,750
Total current assets	33,802	26,340
Non-current assets:
Capitalized software development costs, net of accumulated amortization of $0 and $0 respectively	16,000	-
Total assets	$49,802	$26,340
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other current liabilities	$31,446	$20,942
Convertible note payable, related party	55,000	-
Total current liabilities	86,446	20,942

Accrued interest expenses	106,242	93,501
Convertible notes payable	451,003	341,688
Total long-term liabilities	557,245	435,189

Total liabilities	643,691	456,131

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at September 30, 2020 and December 31, 2019	108	108
Common stock, 900,000,000 shares authorized, $0.0001 par value; 6,562,735 shares issued and outstanding at September 30, 2020 and 5,762,735 shares issued and outstanding at December 31, 2019	656	576
Additional paid-in capital	1,060,395	990,856
Accumulated deficit	(1,655,048)	(1,421,331)
Total stockholders’ deficit	(593,889)	(429,791)
Total liabilities and stockholders’ deficit	$49,802	$26,340

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	37,424	7,010	75,602	20,382
Research and development	20,153	27,785	68,065	72,722
Marketing	29,021	-	48,871	-
Loss on extinguishment of debt	-	-	21,299	-
Total Operating Expenses	86,598	34,795	213,837	93,104

Net Operating loss	(86,598)	(34,795)	(213,837)	(93,104)

Interest expense	6,850	2,884	19,880	8,463
Net loss	$(93,448)	$(37,679)	$(233,717)	$(101,567)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding: (Basic and diluted)	6,388,822	5,762,735	6,078,611	5,285,240

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2020	5,762,735	$576	1,080,092	$108	$990,856	$(1,421,331)	$(429,791)
Stock-based compensation expense	-	-	-	-	155	-	155
Net loss	-	-	-	-	-	(78,419)	(78,419)
Balance at March 31, 2020	5,762,735	$576	1,080,092	$108	$991,011	$(1,499,750)	$(508,055)
Shares issued for services	550,000	55	-	-	98,445	-	98,500
Unearned compensation – shares issued for services	-	-	-	-	(72,281)	-	(72,281)
Stock-based compensation expense	-	-	-	-	1,085	-	1,085
Net loss	-	-	-	-	-	(61,850)	(61,850)
Balance at June 30, 2020	6,312,735	$631	1,080,092	$108	$1,018,260	$(1,561,600)	$(542,601)
Shares issued for services	250,000	25	-	-	167,725	-	167,750
Unearned compensation – shares issued for services	-	-	-	-	(128,511)	-	(128,511)
Stock-based compensation expense	-	-	-	-	2,921	-	2,921
Net loss	-	-	-	-	-	(93,448)	(93,448)
Balance at September 30, 2020	6,562,735	$656	1,080,092	$108	$1,060,395	$(1,655,048)	$(593,889)

Balance at January 1,2019	3,590,135	$359	-	$-	$720,941	$(1,254,815)	$(533,515)
Medical Practice Income transaction between entities under common control	2,172,600	217	-	-	-	-	217
Net loss	-	-	-	-	-	(41,760)	(41,760)
Balance at March 31, 2019	5,762,735	$576	-	$-	$720,941	$(1,296,575)	$(575,058)
Net loss	-	-	-	-	-	(22,128)	(22,128)
Balance at June 30, 2019	5,762,735	$576	-	$-	$720,941	$(1,318,703)	$(597,186)
Conversion of Note to Preferred Stock	-	-	1,080,092	108	$269,915	$-	$270,023
Net loss	-	-	-	-	-	(37,679)	(37,679)
Balance at September 30, 2019	5,762,735	$576	1,080,092	$108	990,856	(1,356,382)	$(364,842)

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(233,717)	$(101,567)
Stock-based compensation	4,161	-
Shares issued for services	65,458	-
Loss on extinguishment of debt	21,299	-
Changes in net assets and liabilities:
Increase in accrued interest	19,029	8,349
Decrease in prepaid expenses	(4,374)	(2,375)
Increase in accounts payable and accrued expenses	1,715	6,832
Cash flows from operating activities	(126,429)	(88,761)

Investing activities:
Capitalized software	(16,000)	-
Cash flows from investing activities	(16,000)	-

Financing activities:
Proceeds of related party borrowings	90,517	69,714
Proceeds from sales of common stock	-	217
Issuance of convertible notes payable	55,000	20,000
Cash flows from financing activities	145,517	89,931

Change in cash	3,088	1,170
Cash - beginning of year	23,590	-
Cash - end of period	$26,678	$1,170

Supplemental noncash investing and financing activity:
Conversion of due to related party to long-term debt	$88,016	$124,562
Long-term debt and accrued interest converted to shares of preferred stock	$-	$270,023

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Notes to the Condensed Consolidated Financial Statements

Note 1. The Company

USA Equities Corp. (the “Company”, “We” or the “Registrant”) was incorporated in Delaware on September 1, 1983. In 2015 the Company changed its name to USA Equities Corp.

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

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, has negative operational cash flows and has no revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern arise from this uncertainty.

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2019 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Capitalized Software Development Costs: Software development costs for internal-use software are accounted for in accordance with ASC 350-40, Internal-Use Software. Development costs that are incurred during the application development stage begin to be capitalized when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases once the software is substantially complete and ready for its intended use. Costs incurred during the preliminary project stage of software development and post-implementation operating stages are expensed as incurred. Amortization is calculated on a straight-line basis over the remaining economic life of the software (typically three to five years) and is included in the operating expense on the Consolidated Statements of Operations.

The estimated useful lives of software are reviewed at least annually and will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Capitalized software development costs for internal-use software, net of accumulated amortization, totaled $16,000 and $0 as of September 30, 2020 and December 31, 2019, respectively. Amortization expense on all capitalized software development cost was $0 in the three and nine-months ended September 30, 2020 and 2019. There were no impairments recognized during the three and nine-months ended September 30, 2020 and 2019.

Revenue Recognition: The Company is in the development stage and has yet to realize revenues from operations.

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Medical Device (SaMD) platform. Research and development expenses are expensed when incurred. For the nine-months ended September 30, 2020 and 2019, there were $68,065 and $72,722 of research and development expenses incurred, respectively.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2020 and 2019.

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

The Company has net operating losses of $1,655,048 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

Note 4. Convertible Notes

Convertible notes payable at September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019
Note 1 accrued interest and premium – Majority shareholder	$192,954	$165,107
Note 2 and accrued interest – Majority shareholder	125,897	124,972
Note 3 and accrued interest – Shareholder	61,288	56,387
Note 4 and accrued interest – Majority shareholder	95,303	88,723
Note 5 and accrued interest – Accredited investors	55,075	-
Note 6 and accrued interest – Majority shareholder	88,016	-
Total Convertible notes payable and accrued interest	$618,533	$435,189

Note 1 – In October, 2009, the Company issued a convertible promissory with a principal amount of $73,500 to its majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.001. On February 27, 2020, the note was modified to extend the maturity date to March 31, 2023 and increase the conversion price to $0.10 per share. In accordance with ASC 470-50-40, the modification was accounted for as an extinguishment with a loss of $21,299 on the extinguishment of debt and an offsetting premium on the new note recorded during the quarter ended March 31, 2020. As of September 30, 2020 and December 31, 2019, this note had accumulated $98,155 and $91,607, respectively, in accrued interest.

Note 2 – Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its majority shareholder in consideration for advances previously made to the Company (Note 2). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of September 30, 2020 and December 31, 2019, this note had accumulated $1,335 and $410, respectively of accrued interest.

Note 3 – Effective September 12, 2019, the Company issued a Convertible Promissory Note in the principal amount of $55,000 to a shareholder (Note 3). This Note bears interest at the rate of 12% per annum and principal plus any accrued but unpaid interest is due and payable on January 1, 2021. The Note is convertible at the option of the holder into shares of common stock at a price of $0.25 per share. As of September 30, 2020 and December 31, 2019, this note had accumulated $6,288 and $1,387, respectively of accrued interest. As of September 30, 2020 the Note and associated accrued interest are included in current liabilities.

Note 4 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its majority shareholder in consideration for advances previously made to the Company (Note 4). This note bears interest at the rate of 10% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.55 per share. As of September 30, 2020 and December 31, 2019 this note had accumulated $6,677 and $97, respectively of accrued interest.

Note 5 – Under subscription agreements dated September 25, 2020, the Company issued convertible promissory notes (the “Notes”) to various individuals totaling $55,000. The Notes bear interest at the rate of 10% per annum and mature on September 30, 2022 (the ‘Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless a Default Event, as defined, occurs. The Company may satisfy the Notes upon maturity or Default, as defined, by the issuance of Common shares at the greater of a conversion price equal to the greater of a 20% discount to the 15 day average market price of the Company’s common stock or $0.10. The principal and interest accrued are convertible at any time after six months through the maturity date of September 30, 2022 at the option of the holder at a 20% discount to the 15 day average market price of the Company’s share price, but in no event less than $0.10 per share. Upon conversion of any portion of the Notes, the investor will receive warrants to purchase up to 25% of the number of common shares issued as a result of such conversion exercisable for a period of two years at a price per share equal to 150% of the conversion price of the Notes. As of September 30, 2020 the note had accumulated $75 of accrued interest.

Note 6 – Effective September 30, 2020, the Company issued a Convertible Promissory Note in the principal amount of $88,016 to its majority shareholder in consideration for advances previously made to the Company (Note 6). This note bears interest at the rate of 6% per annum and is due and payable on December 31, 2022. The Note is convertible into shares of common stock at a price of $1.00 per share. As of September 30, 2020 this note had accumulated $0 of accrued interest.

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

Note 6. Stock-based Compensation

During the nine months ended September 30, 2020, there was $4,161 in stock-based compensation associated with stock options included in Research and development expense. Additionally, during the same period there was $65,458 of expense associated with shares issued for services, $22,531 of which is included in Marketing, $7,083 in General and administrative with the balance of $35,844 in Research and development. There was no stock-based compensation during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020 there were 650,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.40. The options vest in equal annual installments over three years beginning in July 2020 and expire five years after grant date. There were no options exercised, forfeited or cancelled during the period. There were no options outstanding as of December 31, 2019.

As of September 30, 2020, there was $20,689 of unrecognized compensation related to the 650,000 of unvested options which is expected to be recognized over a weighted-average period of 21 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2020 was $0.04.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

Nine Months Ended September 30, 2020
Risk-free interest rate	0.51%
Expected life of the options	3.5 years
Expected volatility of the underlying stock	70.7%
Expected dividend rate	0%

The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected term of the options. The expected life of the options is based on the option term. Due to the Company’s limited historical data, the expected volatility is calculated based upon the historical volatility of comparable companies whose share prices are publicly available for a sufficient period of time. The dividend rate is based on the Company never paying or having the intent to pay any cash dividends.

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

Also on May 22, 2020, the Company entered into a Consulting Agreement (“Agreement 3”) with a Marketing Consultant, pursuant to which the Marketing Consultant was to provide marketing research consulting services to the Company for consideration of 100,000 shares of common stock of the Company (the “Share Payment”). Agreement 3 has been terminated and the value of the shares was fully expensed during the quarter ended June 30, 2020.

On August 24, 2020, the Company entered into a Consulting Agreement (“Agreement 4”) with a Business Development Consultant, pursuant to which the Business Development Consultant will provide business development consulting services to the Company for consideration of 100,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 4 is twelve months and the value of the shares is being expensed over the term.

On September 1, 2020, the Company entered into a Consulting Agreement (“Agreement 5”) with a Medical Education Consultant, pursuant to which the Medical Education Consultant will provide medical education consulting services to the Company for consideration of 75,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 5 is six months and the value of the shares is being expensed over the term.

Note 7. Related Party Transactions

Due Related Parties: Amounts due to related parties consist of cash advances received from our majority shareholder, which totaled $2,501 at September 30, 2020 and $0 at December 31, 2019, and bear no interest and are due on demand.

Convertible notes payable, related party: See Note 4.

Consulting agreement – During the year ended December 31, 2019, the Company entered into a consulting agreement with the shareholder referenced in relation to Convertible Promissory Note 3 in Footnote 4. The terms of the agreement provide that in exchange for certain consulting services the consultant received 300,000 shares of Common Stock immediately upon execution of the agreement. Further the agreement provides for the granting of 75,000 additional shares annually beginning on the effective date of the agreement. As of September 30, 2020 and December 31, 2019, 450,000 and 375,000 shares respectively, had been granted under the agreement.

Subsequent events: See Note 9.

Note 8. Commitments and Contingencies

There are no pending or threatened legal proceedings as of September 30, 2020. The Company has no non-cancellable operating leases.

Note 9. Subsequent Events

On October 23, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) whereby MedScience Research Group, Inc. (“MedScience”), granted the Company an exclusive right to distribute its allergy diagnostic and allergen immunotherapy systems named AllergiEnd® and related components (the “Products”) for sale to non-allergy specialist physicians.

Pursuant to the terms of the Agreement, MedScience is responsible for providing the Company with all branding, logos, and marketing materials to be utilized in connection with the Company’s marketing efforts. The Company will process all sales made to Physicians and intends to maintain inventory levels sufficient to meet its customers’ demands and will be responsible for delivering all Products sold to Physicians.

The Agreement has a term of ten years and automatically renews for successive five-year terms, unless either party provides the other party with notice of its intention not to renew at least sixty (60) days prior to the expiration of the then-current term. Either party is entitled to terminate the Agreement at any time in the event of material breach by the other party that remains uncured after thirty (30) calendar days or upon the occurrence of a bankruptcy event related to the other party. The Agreement requires the Company to meet annual minimum purchase requirements and MedScience is may terminate the Agreement if the Company fails to satisfy the minimum purchase threshold for any year.

The Company’s Chief Executive Officer and its principal shareholder owns 39% of the outstanding shares of MedScience.

As disclosed in a Report on Form 8-K dated September 25, 2020, the Company entered into Subscription Agreements with several accredited investors whereby it agreed to sell up to $500,000 of its unsecured convertible promissory Notes. To date, the Company has received proceeds of $155,000 pursuant to such agreements, in consideration of which it has issued $155,000 principal amount of such notes. $55,000 of such $155,000 was received on September 25, 2020, as set forth in Note 4 above. And on October 27, 2020, the Company issued a convertible promissory note (the “Note”) in the principal amount of $100,000 to an accredited investor. The Note bears interest at the rate of 10% per annum and mature on September 30, 2022 (the ‘Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless an Default Event, as defined, occurs. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of Common shares at the greater of a conversion price equal to the greater of a 20% discount to the 15 day average market price of the Company’s common stock or $0.10. The principal and interest accrued are convertible at any time after six months through the maturity date of September 30, 2022 at the option of the holder at a 20% discount to the 15 day average market price of the Company’s share price, but in no event less than $0.10 per share. Upon conversion of any portion of the Notes, the investor will receive warrants to purchase up to 25% of the number of common shares issued as a result of such conversion exercisable for a period of two years at a price per share equal to 150% of the conversion price of the Notes.

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

On October 23, 2020, we entered into an exclusive distribution agreement (the “Distribution Agreement”) whereby MedScience Research Group, Inc. (“MedScience”), granted us an exclusive right to distribute its allergy diagnostic and allergen immunotherapy systems named AllergiEnd® and related components (the “Products”) for sale to non-allergy specialist physicians. Pursuant to the terms of the Agreement, MedScience is responsible for providing all branding, logos, and marketing materials to be utilized in connection with our marketing efforts. We will process all sales made to Physicians and intend to maintain inventory levels sufficient to meet our customers’ demands, and will be responsible for delivering all Products sold to Physicians.

The Agreement has a term of ten years and automatically renews for successive five-year terms, unless either party provides the other party with notice of its intention not to renew at least sixty (60) days prior to the expiration of the then-current term. Either party is entitled to terminate the Agreement at any time in the event of material breach by the other party that remains uncured after thirty (30) calendar days following written notice or upon the occurrence of a bankruptcy event related to the other party. The Agreement requires the Company to meet annual minimum purchase requirements and MedScience may terminate the Agreement if the Company fails to satisfy the minimum purchase threshold for any year.

The first point of contact for most allergy patients is their primary care doctor or pediatrician. There are approximately 60 million Americans affected by allergic disorders, yet there are fewer than 3,000 practicing Board Certified Allergists and approximately 2,400 Board Certified Otolaryngologists specializing in allergy or approximately 1 specialist for every 11,000 allergy sufferers. It is estimated that the number of full-time equivalent (FTE) allergists/immunologists will decline about 7 percent in coming years. Meanwhile, demand for the services these physicians provide is projected to increase by 35 percent over the foreseeable future.

Only a limited number of primary care physicians have sufficient training to diagnose and treat allergy-suffering patients in their offices. The primary care provider is managing many forms of chronic diseases today that in the past were in the specialist domain, while allergies have remained the exception. We believe there is a need to equip primary care physicians, physician assistants, nurse practitioners, and nurses with the ability to diagnose and treat allergy sufferers and that this need provides the strong economic opportunity for the Company.

The AllergiEnd® system we will distribute enables the non-allergist primary care provider with means to test patients for a broad spectrum of allergens within the confines of his office, thereby enabling the physician to identify the specific cause of the patient’s allergies which can lead to targeted allergen immunotherapy treatment as opposed to merely masking symptoms with various anti-histamines. The product line consists primarily of a disposable, one-time use set of asymmetric test applicators and a unique test tray for use with the test applicators.

As part of our service we will provide our physician clients and their staff with the know-how and training in allergy screening and allergen immunotherapy to enable the physician to desensitize positive allergic patients, thereby treating the cause of the allergies, not merely the symptoms. AllergiEnd® allergen immunotherapy are pharmacy compounded preparations prescribed by the treating physicians from MedScience’s contract pharmacy provider that slowly expose the patient to small doses of the allergen culprit, either via subcutaneous injections in the doctor’s office or the convenient at home sublingual (under the tongue) oral drops. This approach is similar, if not identical, to that used by allergists the world over for many years. This builds the body’s immune system to the allergens, thereby overcoming the patient’s excessive reaction to allergens that were previously causing their allergy symptoms. In addition to enhancing the level of care the doctor can provide his patient; the testing and allergen immunotherapy are reimbursable under established CPT codes thereby enhancing the physician’s practice and, in many instances, also providing a new cash pay alternative for physicians and their patients.

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

Results of Operations during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019

We have not generated any revenues during the periods ended September 30, 2020 and 2019. We have operating expenses consisting of research and development, marketing and general and administrative expenses related to being a public company as well as interest expenses. We incurred $93,448 in net loss due to expenses consisting of general and administrative expenses of $37,424, research and development of $20,153, marketing of $29,021 and interest expenses of $6,850 during the three months ended September 30, 2020 as compared to $37,679 in net loss due to expenses consisting of general and administrative expenses of $7,010, research and development of $27,785 and interest expenses of $2,884 during the three months ended September 30, 2019.

Results of Operations during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

We have not generated any revenues during the nine-month periods ended September 30, 2020 and 2019. We have operating expenses related to research and development, marketing and general and administrative expenses being a public company and interest expenses. We incurred $233,717 in net loss due to expenses consisting of general and administrative expenses of $75,602, research and development of $68,065, marketing of $48,871, loss on extinguishment of debt of $21,299 and interest expenses of $19,880 during the nine months ended September 30, 2020 as compared to a net loss of $101,567 due to expenses consisting of general and administrative expenses of $20,382, research and development of $72,722 and interest expenses of $8,463 during the nine months ended September 30, 2019.

Liquidity and Capital Resources

On September 30, 2020, we had $49,802 of total assets consisting of $26,678 of cash, $7,124 related to the prepayment of service contracts and $16,000 associated with the capitalization of software development costs. We had total current liabilities of $86,446 consisting of $28,945 in accounts payable and accrued expenses, $2,501 in advances from and accruals due to related party and $55,000 in a convertible note payable. The long-term liabilities balance of $557,245 consisted of five convertible notes totaling $429,704 along with the associated accrued interest of $106,242 and premium of $21,299. As of September 30, 2020, we had total liabilities of $643,691.

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

We financed our negative cash flows from operations during the nine-month periods ended September 30, 2020 and 2019, primarily through related party borrowings.

In order to fund our efforts to market our QHSLab and other automated cloud-based SaMD systems we may develop or acquire, as well as to commence marketing of the allergy diagnostic and allergen immunotherapy systems of Medscience we will likely need to seek to raise funds from the sale of restricted stock or debt securities. We cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The sale of our equity securities or debt instruments convertible into our equity, will likely dilute the interests of current holders of our common stock.

Our limited resources may make it difficult to borrow funds or raise capital. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

On September 25, 2020, we entered into Subscription Agreements with several accredited investors whereby we agreed to sell up to $500,000 of our unsecured convertible promissory notes. To date, we have received proceeds of $155,000 pursuant to such agreements, in consideration of which we issued $155,000 principal amount of convertible promissory notes; of which $55,000 was received on September 25th and $100,000 was received on October 27th. There is no assurance that the prospective investors will elect to remit to us the remaining $345,000 in consideration of additional convertible promissory notes.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,660,715, and a working capital deficit of $52,644 at September 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity or debt financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business, including with the launch of the allergy testing products to be distributed pursuant to our Agreement with MedScience. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2020.

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

Exhibit No.	Description
10.1	Distribution Agreement dated October 23, 2020, between the Company and MedScience Research Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2020.)
31	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	November 12, 2020

