Form 10-K
period 2020-12-31
USA EQUITIES CORP.
filed 2021-03-11
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

On June 30, 2020, the aggregate market value of our common stock held by non-affiliates was $1,064,957 based on 3,042,735 shares of common stock held by non-affiliates and a price of $0.35 per share, the closing price of our common stock on June 30, 2020.

On March 11, 2021, the Registrant had 6,814,540 shares of common stock outstanding.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about our Company, our products, the markets in which we compete and general economic conditions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

PART I

ITEM 1. BUSINESS.

Background

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease through reimbursable procedures. In some cases, the products we will provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to enhance their practice revenue. As part of our mission, we are providing PCP’s with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics which foster reimbursable behavior based remote patient monitoring, chronic care and preventive medicine.

In December 2019 we consummated a share exchange agreement pursuant to which we issued 2,172,600 shares of our common stock, $.0001 par value (the “common stock”) to the stockholders of Medical Practice Income, Inc. a Florida corporation (“MPI”) in exchange for all of the then issued and outstanding shares of common stock of MPI (the “Share Exchange”). As a result of our acquisition of MPI we became engaged in value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine.

In October 2020, we entered into an exclusive distribution agreement (the “Distribution Agreement”) whereby MedScience Research Group, Inc. (“MedScience”), granted us an exclusive right to distribute its allergy diagnostic and allergen immunotherapy system named AllergiEnd® and related components to non-allergy specialist physicians. MedScience’s FDA cleared product AllergiEnd® is a proprietary line of diagnostic equipment and products, which allows PCPs to diagnose and treat many common chronic allergies, providing the non-allergy specialist physician with the ability to broaden their practice and increase their revenues.

We introduced our QHSLab, Software as a Service (SaaS) platform, to 159 medical practices in June 2020 on a free test use basis. Through September, physicians in these practices provided 374 allergy patients with a QHSLab-generated allergen immunotherapy prescription, generating an estimated $664,608 in revenue for these physicians’ practices. In November, building on the capabilities of our QHSLab, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to these physicians in response to their requests based upon courses of treatment recommended for their patients by QHSLab. Our revenue in the fourth quarter was $124,532 as a result of these sales.

Based on the success of PCPs using our QHSLab allergy diagnostics combined with the products licensed from MedScience, we intend to increase our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostic, digital medicine, and treatments that PCPs can use and prescribe in their practices. In all cases, PCPs will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab.

Industry

The healthcare industry has yet to experience the improvements in outcomes, access, and cost-effectiveness that have transformed many other industries through the use of digital technologies. In an effort to address a worsening pandemic of chronic diseases associated with aging populations, technology companies are now contributing innovative solutions that enhance chronic care management through the structured capture, storage and analysis of large quantities of patient data, and remote monitoring digital applications to reduce the burden of care on healthcare systems.

Digital medicine products utilizing sophisticated hardware and software to capture, store, analyze and access patient data, can be used independently or in concert with pharmaceuticals, biologics, devices, or other products to optimize patient care and health outcomes. A key component of digital medicine is the analysis of raw patient data, including physiological and environmental signals or responses to digital health risk assessments to provide the physician with result-oriented output that can be used to assess a patient’s health and when appropriate, prescribe a course of treatment

Digital Therapeutics, that is, the use of digital medicine products to assess a patient’s state of health and monitor progress in response to recommended lifestyle changes and treatment regimens, is considered a treatment in its own right, and may be reimbursable depending upon patient outcomes and data capture, giving health-care providers an economic incentive to engage in digital therapeutics. We intend to add features to our QHSLab which allow PCPs to engage in digital therapeutics for which they will be reimbursed.

QHSLab Expert System

We have developed and are constantly upgrading our high-level, fully automated cloud-based Software as a Service (SaaS) system named the Quality Health Score Lab Expert System (“QHSLab”) which will provide physicians and healthcare organizations with the ability to capture and store patient information electronically in a secure database. The patients’ data can be analyzed by specific and proprietary algorithms, assisting the physician in making a diagnosis and prescribing a course of treatment. In addition to providing QHSLab to approximately 150 general practice physicians on a test basis in 2020, we provided these physicians with the analytical tools necessary to diagnose and treat allergies which allowed them to increase revenues by expanding the breadth of their practices. Our focus for the immediate future, is to increase the number of physicians utilizing our QHSLab, to charge all users a monthly fee, to expand the number of diagnostic algorithms incorporated into the QHSLab and to add features which allow PCPs to engage in reimbursable forms of digital therapeutics, thereby enabling general practice physicians to increase their revenues.

Our QHSLab Expert System is capable of handling large quantities of data, without compromising security, accuracy or precision. We can set parameters to accommodate prospective client physician and healthcare organization policy and will deal easily with significant increases in user work load. Our cloud-based software and IT system scales to allow a virtually unlimited number of user sessions to be activated. By utilizing a set, well-known path built into our third-party ‘robust’ cloud server infrastructure our QHSLab is not only capable of scaling to a large number of users, but is also built on a globally-scalable architecture, allowing us to deliver high availability to users in just about any geographic region.

The importance of identifying particular health risks and the indicators of the risks to be identified vary between different healthcare settings and sectors. Some require psychological data while others require a detailed medical history and list of medications. The data collected and analyzed by our QHSLab and the feedback provided to a physician can be tailored to provide the physician with an individualized assessment tailored to his practice.

One example of how QHSLab can be programmed to provide a physician with specific information leading to a prescribed course of treatment was the use of QHSLab by general practice physicians who received the system in June to diagnose allergic conditions in 374 patients and to provide these patients with a QHSLab-generated allergen immunotherapy prescription, generating an estimated $664,608 in revenue for these practices. Traditionally, general practice physicians would have elected not to treat these conditions or referred the patients to an allergy specialist. To capitalize on the new found capabilities of these physicians, in November, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to these physicians for their patients. We generated $124,532 in revenue in the fourth quarter through these sales.

Advantages of the QHSLab Expert System

QHSLab has the potential to play the same role in behavioral medicine and lifestyle interventions that pharmacological interventions play in biological medicine. It will help physicians and healthcare organizations overcome barriers preventing adoption of behavioral and therapeutic change programs for health promotion and disease prevention through easy to use applications.

Through purposeful design, the QHSLab Expert System:

●	Conducts a comprehensive assessment of patient behaviors, lifestyle and disease risk;

●	Integrates into existing physician and healthcare interventions;

●	Collects and compiles relevant, empirical data;

●	Utilizes this information for decision making (both artificial and naturalistic);

●	Accounts for individual differences yet is appropriate for whole populations;

●	Provides guidelines for consistent decisions;

●	Demonstrates flexibility by allowing new variables to be added;

●	Requires relatively low-skilled IT involvement in assessment or patient program development; and

●	Maximizes revenue by providing less costly ‘digital’ alternatives to face-to-face interactions.

Our interventions will be ideal for population-based approaches. We provide an efficient means of screening. Upon development, our interactive artificial intelligence (AI) based programs will branch into in-depth assessment when a problem area is identified. QHSLab will include a large array of interventions that can be matched to individual user requirements.

QHSLab will be expanded to incorporate a wide variety of different intervention materials. Our AI driven approaches will range from patient treatment seeking intentions and motivational materials for participants in early stages of behavioral change to more detailed advice and support for participants in later stages of behavioral change. As a participant progresses (or regresses), different intervention materials will be available.

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

AllergiEnd®

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

The AllergiEnd® system empowers the allergist primary care providers with means to test patients for a broad spectrum of allergens within the confines of their office, thereby enabling the physician to identify the specific cause of the patient’s allergies which can lead to targeted allergen immunotherapy treatment as opposed to merely masking symptoms with various anti-histamines. The product line consists primarily of a disposable, one-time use set of FDA cleared and patented skin test applicators and a unique patented test tray for use with the test applicators.

As part of our service, we provide physicians and their staff with the know-how and training in allergy screening via the QHSLab digital medicine platform, skin test confirmation of the particular allergen causing the allergy symptoms and targeted allergen immunotherapy necessary to enable the physician to desensitize positive allergic patients, thereby treating the cause of the allergies, not merely the symptoms. AllergiEnd® allergen immunotherapies are pharmacy compounded preparations provided by MedScience’s contract pharmacy in response to prescriptions given by the treating physicians that slowly expose the patient to small doses of the allergen culprit, either via subcutaneous injections in the doctor’s office or through convenient at home sublingual (under the tongue) oral drops. This approach is similar, if not identical, to that used by allergists the world over for many years. This builds the body’s immune system to the allergens, thereby overcoming the patient’s excessive reaction to allergens that were previously causing allergy symptoms. Allergen Immunotherapy practiced safety is the only known method of treatment that leads to prolonged tolerance to the allergens causing the patients allergic chronic disease. In addition to enhancing the level of care the doctor can provide their patients; the screening, testing and allergen immunotherapy are reimbursable under established CPT codes enhancing the physician’s practice and, in many instances, also providing a new cash pay alternative for physicians and their patients.

Competition

The market for future point of care and software as a service solutions is highly competitive and characterized by rapid change. The success of our solutions will be contingent upon our ability to provide superior solutions and a strong value proposition for all potential customers and their patients. Many existing competitors are well-established and enjoy greater resources or other strategic advantages. It is likely that there will be new entrants into our market, some of which may become significant competitors. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense. We currently face competition from a range of companies, including Teledoc Health, Virta Health Corp., Omada Health, Inc., Glooko, Inc., Hello Heart Inc., Lyra Health, Inc., Onduo LLC, Zillion, Inc., Lark Health and Noom, Inc.

Our main competitors fall into the following categories:

● private and public companies that offer specific chronic disease products and services, such as solutions for allergies and asthma, diabetes, hypertension, and certain addictions or behavioral health conditions;

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

Intellectual Property

Although certain of our current software applications and pioneering methods, as well as those developed in the future, will be eligible for patent and trademark protection, we believe that the costs of maintaining and enforcing such intellectual property rights may not afford us a competitive advantage and for the immediate future we intend to rely primarily on maintaining the secrecy of our proprietary information.

Government Regulation

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we and the PCPs which use our products provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

●	the federal physician self-referral law, commonly referred to as the Stark Law;

●	the federal Anti-Kickback Act;

●	the criminal healthcare fraud provisions of HIPAA;

●	the federal False Claims Act;

●	reassignment of payment rules that prohibit certain types of billing and collection by companies which do business with PCPs;

●	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;

●	state laws that prohibit general business corporations, such as us, from practicing medicine; and

●	laws that regulate debt collection practices as applied to our debt collection practices;

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from our business.

The FDA issued a Finalized Guidance on medical mobile applications (“Apps”). The FDA determined that certain Apps may meet the definition of a medical device because they provide the user with certain biologic information. The Guidance contains an appendix that provides examples of mobile apps that may meet the definition of medical device but for which the FDA intends to exercise enforcement discretion. These mobile apps may be intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. Even though these mobile apps may meet the definition of medical device, the FDA intends to exercise enforcement discretion for these mobile apps because they pose lower risk to the public. Based on our understanding of the Guidance, although there can be no guarantee, we believe our QHSLab services will eventually be subject to regulatory requirements because such services seem to fall within the statutory examples of medical devices with respect to which the FDA intends to monitor compliance with applicable regulations. Although many of the APPs described in the Guidance have been in use for an extended period of time, the impact they have had on the need for patient visits to a physician and thus, on the use of our products, has not been determined.

Employees

As of March 11, 2021, we had three employees devoting full-time services to the Company, all of whom were engaged in direct sales. In addition, we engage independent entities and consultants that provide programming services, Quality Management System development and Medical Consulting & Advisory services. We believe that our relationships with our employees and consultants are good.

ITEM 1A. RISK FACTORS.

You should carefully consider each of the following risks and all of the other information set forth in this annual report. The following risks relate principally to our business and our common stock. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline. please also see the section “Government Regulation” above.

Risks Related to Our Business

We incurred net losses in 2020 and 2019 and may not be able to continue to operate as a going concern.

We suffered net losses of $327,388 and $166,516 for the years ended December 31, 2020 and 2019, respectively. We also had negative cash flows from operations for the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, to support our operations we received loans in the aggregate amount of $301,204 from Troy Grogan, our sole director and the holder of a majority of our outstanding shares of common stock, who is referred to in this Report as our “majority shareholder” in addition to $235,000 in loans from other parties. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2020 states that these factors raise uncertainty about our ability to continue as a going concern.

Unless we are able to generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

We may need additional financing.

We have funded our operating losses through borrowings, including amounts borrowed from our majority shareholder. As of December 31, 2020, related party notes payable combined with the associated accrued interest to our majority shareholder totaled $508,271. If, in the future, we need additional financing, it may not be available to us on reasonable terms, if at all, from third parties or our majority shareholder. If we able to fund ongoing losses through funds provided by third parties or our majority shareholder, we may become insolvent.

We are an early stage company with a short operating history and a relatively new business model in an emerging and rapidly evolving market, which makes it difficult to evaluate our future prospects.

We are an early stage entity subject to all of the risks inherent in a young business enterprise, such as, lack of market recognition and limited banking and financial relationships. We have little operating history to aid in our assessing future prospects. We will encounter risks and difficulties as an early stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We are not generating sufficient revenues to achieve our business plan.

We first generated revenues in the fourth quarter of 2020. There is no assurance that we will generate sufficient revenues to become cash flow positive or ever be profitable. If planned operating levels are changed, higher operating costs encountered, more time needed to implement our plan, or less funding is received, more funds than currently anticipated may be required. If additional capital is not available when required, if at all, or is not available on acceptable terms we may be forced to modify or abandon our business plans.

All of our revenues have been Generated From one product line.

To date, all of our revenue has been derived from the sale of the “AllergiEnd®” line of products. If we fail to develop or acquire additional products or services from which we can generate revenues, we may not achieve sustained positive cash flow or generate profits. As a result, we will be severely constrained in our ability to fund our operations and achieve our business plan.

We are dependent upon third parties for our products.

We have engaged in limited product development activities and our product development efforts may not result in commercial products.

Although our QHSLab has been provided to physicians and enabled them to generate revenues, we have yet to charge physicians for this product. We intend to develop additional features to be added to QHSLab to provide PCPs with additional sources of revenue. There is no assurance that any of the new features we develop will gain market acceptance. We cannot guarantee we will be able to produce commercially successful products. Further, our eventual operating results could be susceptible to varying interpretations by potential customers, or scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent our executing our proposed business plan.

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

Our Certificate of Incorporation authorizes the issuance of 900 million shares of common stock. As at March 11, 2021 we have outstanding 6,814,540 shares of common stock. The future issuance of common stock to raise capital may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our then existing stockholders, and might have an adverse effect on any trading market for our common stock.

Our cloud based software platform under development is new and unproven.

Our QHSLab was provided to PCPs on a free test basis. We will be developing additional features to incorporate into QHSLab. The market for our solutions is relatively new and evaluating the size and scope of the market is subject to risks and uncertainties. Our future success will depend in large part on the growth of this market and our ability to design and incorporate features that appeal to PCPs and their patients. Potential customers may not recognize the need for, or benefits of, our platform, which may prompt them to adopt alternative products and services to satisfy their healthcare requirements. Assessing the market for our solutions we are competing in, or planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. If our market does not experience significant growth, or if demand for our platform does not occur, then our business, results of operations and financial condition will be adversely affected.

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

Our sole executive officer and director is not required to, and will not, commit his full time to our affairs, which results in a conflict of interest in allocating his time between our operations and the other businesses in which he is engaged. Our sole executive officer and director is engaged in several other business endeavors and is not obligated to contribute any specific number of hours to our affairs. His failure to devote time to our business could have an adverse impact on our business, results of operations and financial condition.

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

We conduct business in a heavily regulated industry and if we fail to comply with applicable laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the products we offer and the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

●	the federal physician self-referral law, commonly referred to as the Stark Law;
●	the federal Anti-Kickback Act;
●	the criminal healthcare fraud provisions of HIPAA;
●	the federal False Claims Act;
●	reassignment of payment rules that prohibit certain types of billing and collection;
●	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
●	state laws that prohibit general business corporations, such as us, from practicing medicine; and
●	laws that regulate debt collection practices as applied to our debt collection practices.

It is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of their provisions are open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. It is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws. The laws, regulations and standards governing the provision of healthcare services may change significantly in the future.

Developments in the healthcare industry could adversely affect our business.

Developments in the healthcare industry and evolving government policy could adversely affect healthcare spending and reimbursement for healthcare services. We expect that we will be particularly dependent on primary care physicians and possibly others in the healthcare industry who are dependent upon revenues derived from federal healthcare programs.

General reductions in expenditures by healthcare industry participants could result from, among other things:

● government or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
● consolidation of healthcare industry participants;
● reductions in governmental funding for healthcare;
● adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical, biotechnology or medical device companies or other healthcare industry participants; and
● restructuring of the healthcare industry and possible elimination of private insurers.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending for the products or services we provide. The use of our products and services could be affected by changes in health insurance plans resulting in a decrease in the willingness of PCPs to purchase our products.

The timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for any products we may seek to distribute and services we provide will be sustained.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information (PII), including protected health information (PHI). These laws and regulations include HIPAA. HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the businesses with which such covered entities contract for services, which includes us. HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA imposes mandatory penalties for certain violations which can be significant. HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. HIPAA further requires that patients and, in some instances, HHS be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. These laws in many cases are more restrictive than, and may not be preempted by, HIPAA, creating complex compliance issues for us and our clients potentially exposing us to additional expense, adverse publicity and liability. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions. Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and patient confidence. Clients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. We outsource important aspects of the storage and transmission of client and patient information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and patient proprietary and protected health information. In addition, various states have enacted laws governing the privacy of personal information collected and used by businesses online...

The security of our platform, networks or computer systems may be breached, and any unauthorized access to our customer data will have an adverse effect on our business and reputation.

The use of our products will involve the storage, transmission and processing of our clients’ and their patients’ private data. Individuals or entities may attempt to penetrate our network or platform security, or that of our third-party hosting and storage providers, and could gain access to our clients’ and their patients’ private data, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our clients’ and their patients’ or their customers, employees and business partners. If any of our clients’ private data is leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, and we may lose our ability to access private data, which will adversely affect the quality and performance of our platform. In addition, our platform may be subject to computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent. Any failure to maintain the performance, reliability, security and availability of our products or services and technical infrastructure to the satisfaction of our clients may harm our reputation and our ability to retain existing customers and attract new users. While we will implement procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

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

Our common stock is listed on the OTCQB level of the OTC Market under the symbol “USAQ,” but there is no active trading market for our common stock. There can be no assurance that an active trading market for our securities will develop, or that if one develops, that it will be sustained. The trading market for securities of companies listed on the OTC Market is substantially less liquid than the average trading market for companies listed on a national securities exchange. In addition, our ability to raise capital will be adversely affected by a listing on the OTC Market, as compared to a listing on a national securities exchange.

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

Our sole director and officer currently owns the majority of our issued and outstanding capital stock, and therefore controls our operations and will have the ability to control all matters submitted to stockholders for approval. This stockholder thus has complete control over our management and affairs. Accordingly, his ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which may further affect its liquidity.

Under our Certificate of Incorporation, our Director has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Director may authorize the issuance of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

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

We incur significant costs as a result of operating as a public company and our management will have to devote substantial time to public company compliance obligations. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the national stock exchanges, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time- consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. We estimate the additional costs to be incurred as a result of being a public company to be in excess of $100,000 annually.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2020, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

Our system of internal control over financial reporting is not effective and we need to take remedial measures to improve our internal control over financial reporting. Remedial measures will likely require hiring additional personnel. We cannot assure that the measures we will take to remediate areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is subject to quotation on the OTCQB venture market under the symbol USAQ. The following table shows the high and low bid prices for our common stock during the fiscal years 2020 and 2019 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2020:
First Quarter	$0.54	$0.05
Second Quarter	$0.53	$0.11
Third Quarter	$0.77	$0.21
Fourth Quarter	$0.70	$0.24

Year Ended December 31, 2019:
First Quarter	$0.75	$0.25
Second Quarter	$0.38	$0.25
Third Quarter	$0.25	$0.01
Fourth Quarter	$0.65	$0.01

Holders

On March 11, 2021, there were approximately 600 holders of record of our common stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Recent Sales of Unregistered Equity Securities

Except as previously reported in our periodic reports filed under the Exchange Act, we did not issue any unregistered equity securities during the fiscal year ended December 31, 2020.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Report. Actual results may differ materially from those contained in any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Report to conform such statements to actual results or to changes in our expectations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of USA Equities Corp and its subsidiaries for the years ended December 31, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease through reimbursable procedures. In some cases, the products we will provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to enhance their practice revenue. As part of our mission, we are providing PCP’s with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics which foster reimbursable behavior based remote patient monitoring, chronic care and preventive medicine.

In December 2019 we consummated a share exchange with the former stockholders of Medical Practice Income, Inc. (“MPI”) pursuant which we issued 2,172,600 shares of our common stock in exchange for all of the then issued and outstanding shares of common stock of MPI. As a result of this transaction, we became focused on value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine.

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

We introduced our QHSLab, Software as a Service (SaaS) platform which MPI was developing at the time of the share exchange, to 159 medical practices in June 2020 on a free test use basis. Through September, physicians in these practices provided 374 allergy patients with a QHSLab-generated allergen immunotherapy prescription, generating an estimated $664,608 in revenue for these physicians’ practices

In October 2020, we entered into an exclusive distribution agreement (the “Distribution Agreement”) whereby MedScience Research Group, Inc. (“MedScience”), granted us an exclusive right to distribute its allergy diagnostic and allergen immunotherapy systems named AllergiEnd® and related components (the “Products”) for sale to non-allergy specialist physicians. The Agreement has a term of ten years and automatically renews for successive five-year terms, unless either party terminates the Agreement at least sixty (60) days prior to the expiration of the then-current term. The Agreement requires the Company to meet annual minimum purchase requirements and MedScience may terminate the Agreement if the Company fails to satisfy the minimum purchase threshold for any year.

Pursuant to the terms of the Distribution Agreement, MedScience is responsible for providing all branding, logos, and marketing materials and we will process all sales made to PCPs and are responsible for delivering all products sold to PCPs. We began selling AllergiEnd® products during the fourth quarter of 2020.

In November, building on the capabilities of our QHSLab, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients by QHSLab. Our revenue in the fourth quarter was $124,532 as a result of these sales.

Based on the success of PCPs using our QHSLab allergy diagnostics combined with the products licensed from MedScience, we intend to increase our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostic and treatments, and digital medicine programs that PCPs can use and prescribe in their practices. In all cases, PCPs will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab.

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted economic conditions in the United States and throughout the world.

The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential impacts on our business, financing or global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources and operations.

COVID-19 has accelerated both the healthcare provider and patient acceptance of virtual care technologies. Many patients are now open to telemedicine, which is excellent, but it’s not the complete solution, as it still requires a physician’s direct involvement. Regulators and insurance companies recognize what health care technologists have been saying for nearly 15 years, which is that most chronic conditions are better managed with more frequent and short encounters than infrequent visits. Health insurers are beginning to recognize that AI enabled digital medicine technologies such as those provided through QHSLab can provide the necessary encounters to foster patient compliance in between visits to a physician.

Our ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab and the sale of diagnostic and treatment and the provision of services through our QHSLab. Currently, we are generating revenues from the sale of AllergiEnd® diagnostic related products and immunotherapy treatments. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products. We will be constantly upgrading QHSLab in an effort to increase the number of products sold based upon the services it can provide and to be able to charge a fee for its use.

While our revenues are largely determined by the volume of product delivered and the prices at which such products are sold, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of improvements to QHSLab, the costs of products sold to PCPs, marketing expenses to recruit new PCPs and introduce new products and financing costs. As our business grows, these costs should be spread over a wider base of PCPs leading to a reduction in costs per sale, helping to increase our gross margin.

Results of Operations during the year ended December 31, 2020 as compared to the year ended December 31, 2019

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products and recorded revenues of $124,532. In the second quarter of 2020, we distributed our QHSLab to 159 medical practices on a free test use basis. Prior to these activities, we were engaged primarily in research and development activities from which we derived no revenues. In 2020, we incurred a net loss of $327,388 as our expenses consisting of general and administrative expenses of $131,767, research and development of $98,290, marketing of $95,141, loss on extinguishment of debt of $21,299, cost of revenue of $74,439 and interest expenses of $30,984 exceeded our revenue of $124,532. This compared to a net loss in 2019 of $166,516 due to expenses consisting of general and administrative expenses of $53,870, research and development of $100,230 and interest expenses of $12,416 in the absence of any revenues.

Our general and administrative expenses increased by $77,897 during the year 2020 as compared to the prior year mainly due to increased expenses associated with operating as a public company. With our initial revenues occurring in 2020, we also started incurring marketing expenses with $95,141 and cost of revenue of $74,439 during 2020, both were $0 in 2019.

Liquidity and Capital Resources

On December 31, 2020, we had $297,863 of total assets consisting of $94,342 of cash, $60,522 of accounts receivable, $99,701 of inventory, $11,598 related to the prepayment of service contracts and $31,700 of capitalized software development costs. We had total current liabilities of $214,620 consisting of $159,620 in accounts payable and accrued expenses and $55,000 in a convertible note payable. Our long-term liabilities of $691,569 consisted of seven convertible notes in the aggregate principal amount of $554,704 along with accrued interest of $115,566 and premium of $21,299. As of December 31, 2020, we had total liabilities of $906,189.

On December 31, 2019, we had $26,340 of total assets consisting of $23,590 of cash and $2,750 of prepayments for annual services contracts. We had total current liabilities of $20,942 consisting entirely of accounts payable and accrued expenses. Our long-term liabilities of $435,189 consisted of four convertible notes in the aggregate principal amount of $341,688 along with accrued interest of $93,501. As of December 31, 2019, we had $456,131 in total liabilities.

The increases in accounts receivable, inventory and accounts payable primarily relate to our sales of AllergiEnd® Products.

We used cash of $165,564 and $134,838 in operations during 2020 and 2019, respectively. We financed our negative cash flows during 2020 and 2019, primarily through related party borrowings as a result of which we owed $508,271, including principal and accrued interest, to our major shareholder as of December 31, 2020. There is no assurance that any of our related parties will continue to provide such capital as may be necessary to continue our business or, if such funds are provided, that the agreed upon terms of any advance will be favorable to us.

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $1,748,719 at December 31, 2020, generated net losses of $327,388 and $166,516 in 2020 and 2019, respectively, and used cash of $165,564 and $134,838 in operations in 2020 and 2019. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business, as we incur marketing expenses and the cost of building an inventory. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and advances from our principal shareholder. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses by raising additional capital. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2020 and 2019, we did not have any contractual obligations requiring disclosure.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

24

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2020, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	43	CEO, CFO and Chairman

Troy Grogan has been our Chairman and CEO since June 2016. Mr. Grogan has a background in health promotion, healthcare technology, and medical education – originally in Australia. He was previously appointed by the Minister of Health to one of Australia’s largest health systems in Sydney and served on numerous committees for over ten years. Mr. Grogan has also been involved in a US based medical device manufacturer, founded a workplace wellness company, and co-developed numerous University-affiliated Continuing Medical Education programs for physicians and healthcare providers. Mr. Grogan attended Newcastle University, majoring in biological sciences and the University of New England where he studied Corporate Governance.

ITEM 11. EXECUTIVE COMPENSATION.

Officer’s and Director’s Compensation

Mr. Grogan, our CEO and only executive officer, does not have an employment agreement and is not entitled to receive any compensation for services rendered prior to December 31, 2020. Mr. Grogan does not intend to receive any compensation for his services until our Company is generating positive cash flow. From time to time, the Company reimburses Mr. Grogan for out-of-pocket expenses incurred when acting on behalf of our Company.

Equity Awards

We did not grant Mr. Grogan any equity awards or stock options during the year ended December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding as of the year ended December 31, 2020, nor were there any securities authorized for issuance under equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of March 11, 2021, by (i) any person or group with more than 5% of our common stock, (ii) our sole director, (iii) and our sole officer and director as a “group.”

Except as otherwise indicated, we believe, based on information provided by our director, that he has sole investment and voting power with respect to his shares, subject to community property laws, where applicable. As of March 11, 2021, we had outstanding 6,814,540 shares of common stock and 1,080,092 shares of Series A Preferred Stock. Shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $0.05 per shares, subject to certain anti-dilution adjustments. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of March 11, 2021, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. The address of Mr. Grogan is c/o of our company at 901 Northpoint Parkway, Suite 302, West Palm Beach, Florida 33407.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Executive Officers:
Troy Grogan[1]	11,393,757	(1)	76.27%
All directors and executive officers as a group (1 person)	11,393,757	(1)	76.27%

(1) Includes 3,270,000 shares of common stock, 5,400,460 shares of common stock that may be acquired upon conversion of shares of Series A Preferred Stock and 2,723,297 shares of common stock that may be acquired upon conversion of promissory notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In October, 2009, the Company issued a convertible promissory with a principal amount of $73,500 to its majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.10. On February 27, 2020, the note was modified to extend the maturity date to March 31, 2023 and increase the conversion price to $0.10 per share. In accordance with ASC 470-50-40, the modification was accounted for as an extinguishment with a loss of $21,299 on the extinguishment of debt and an offsetting premium on the new note recorded during the quarter ended March 31, 2020. As of December 31, 2020 and December 31, 2019, this note had accumulated $100,378 and $91,607, respectively, in accrued interest.

On September 1, 2019, we issued 1,080,092 shares of Series A Preferred Stock to our majority stockholder in satisfaction of a convertible promissory note originally issued on December 31, 2013, in the initial principal amount of $255,681, together with all interest accrued thereon.

On September 1, 2019, we issued a Convertible Promissory Note in the principal amount of $124,562 to our majority shareholder in consideration for advances previously made to our Company. This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022, and is convertible into shares of common stock at a price of $0.25 per share. As of December 31, 2020, this note had $1,648 of accrued interest.

On December 27, 2019, we issued a Convertible Promissory Note in the principal amount of $88,626 to our majority shareholder in consideration for advances previously made to our Company. This note bears interest at the rate of 10% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.55 per share. As of December 31, 2020, this note had $8,911 of accrued interest.

On September 30, 2020, we issued a Convertible Promissory Note in the principal amount of $88,016 to our majority shareholder in consideration for advances previously made to the Company. This note bears interest at the rate of 6% per annum and is due and payable on December 31, 2022. The Note is convertible into shares of common stock at a price of $1.00 per share. As of December 31, 2020, this note had $1,331 of accrued interest.

Consulting agreement – During the period ended December 31, 2019, the Company entered into a consulting agreement with a shareholder. Pursuant to the agreement, in exchange for certain consulting services the consultant received 300,000 shares of Common Stock. Further the agreement provides for the granting of 75,000 additional shares annually beginning on the effective date of the agreement. As of December 31, 2020, and December 31, 2019, the shareholder had been issued 450,000 and 375,000 shares respectively, pursuant to this agreement.

Our principal executive offices are located at 901 Northpoint Parkway Suite 302, West Palm Beach, FL 33407. We are provided our office space at no cost by MedScience Research Group, Inc, an entity controlled by our majority shareholder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Cherry Bekaert LLP for the audit of the Registrant’s annual financial statements and review of the quarterly reports filed on Form 10-Q for the years ended December 31, 2020 and 2019.

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees	$17,750	$13,500

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

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

2.1	Share Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.2	Certificate of Amendment changing corporate name to USA Equities Corp. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.3	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed on September 9, 2019).
3.4	By-Laws (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
4.6	Description of Securities (incorporated herein by reference to Exhibit 4.6 to the Company’s Report on Form 10-K filed on February 21, 2020.)
10.1	Distribution Agreement dated October 23, 2020, between the Company and MedScience Research Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2020.)
10.2	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 11, 2020.
10.3	Convertible Promissory Note dated February 27, 2020, issued to Troy Grogan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2020.)
10.4	Convertible Promissory Note dated September 30, 2020, issued to Troy Grogan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020.)
10.4	Form of Convertible Promissory Notes in the aggregate principal amount of $55,000 issued September 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 25, 2020.)
10.6	Form of Warrant to be issued to holders upon conversion of Convertible Promissory Notes in the aggregate principal amount of $55,000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 25, 2020.)
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2019).
23.1	Consent of Cherry Bekaert LLP.
31	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer, Chief Financial Officer And Director

Date: March 11, 2021

USA EQUITIES CORP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

USA Equities Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Equities Corp. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has limited operations and revenue generating activities which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers

Description of Matter

The Company had $124,532 in revenue for the year ended December 31, 2020. As disclosed in Note 2 to the consolidated financial statements, the Company management recognizes revenue upon the transfer of control of goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods.

How We Addressed the Matter in Our Audits

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue. Our audit procedures included the following for each revenue stream where procedures were performed:

●	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes and adoption of ASC 606.
●	Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

We have served as the Company’s auditors since 2019.

/s/ Cherry Bekaert LLP

Tampa, Florida
March 11, 2021

USA Equities Corp.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$94,342	$23,590
Accounts receivable	60,522	-
Inventory	99,701	-
Prepaid expenses	11,598	2,750
Total current assets	266,163	26,340
Non-current assets:
Capitalized software development costs, net of accumulated amortization of $0 and $0 respectively	31,700	-
Total assets	$297,863	$26,340
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and other current liabilities	$159,620	$20,942
Convertible note payable, related party	55,000	-
Total current liabilities	214,620	20,942

Accrued interest expenses	115,566	93,501
Convertible notes payable	576,003	341,688
Total long-term liabilities	691,569	435,189

Total liabilities	906,189	456,131

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at December 31, 2020 and December 31, 2019	108	108
Common stock, 900,000,000 shares authorized, $0.0001 par value; 6,562,735 shares issued and outstanding at December 31, 2020 and 5,762,735 shares issued and outstanding at December 31, 2019	656	576
Additional paid-in capital	1,139,629	990,856
Accumulated deficit	(1,748,719)	(1,421,331)
Total stockholders’ deficit	(608,326)	(429,791)
Total liabilities and stockholders’ deficit	$297,863	$26,340

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Operations

For the Years ended December 31, 2020 and 2019

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Revenue	$124,532	$-

Cost of revenue	74,439	-

Gross profit	50,093	-

Operating Expenses:
General and administrative	131,767	53,870
Research and development	98,290	100,230
Marketing	95,141	-
Loss on extinguishment of debt	21,299	-
Total Operating Expenses	346,497	154,100

Net operating loss	(296,404)	(154,100)

Interest expense	30,984	12,416
Income taxes	-	-
Net loss	$(327,388)	$(166,516)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Weighted average shares outstanding (basic and diluted)	6,200,303	5,410,583

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Statement of Stockholders’ Deficit

For the Years ended December 31, 2020 and 2019

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2019	3,590,135	$359	-	$-	$720,941	$(1,254,815)	$(533,515)
Conversion of Note payable to Preferred Stock	-	-	1,080,092	108	269,915	-	270,023
Medical Practice Income transaction between entities under common control	2,172,600	217	-	-	-	-	217
Net loss	-	-	-	-	-	(166,516)	(166,516)
Balance at December 31, 2019	5,762,735	$576	1,080,092	$108	$990,856	$(1,421,331)	$(429,791)
Shares issued for services	800,000	80	-	-	266,170	-	266,250
Unearned compensation – shares issued for services	-	-	-	-	(124,479)	-	(124,479)
Stock-based compensation expense	-	-	-	-	7,082	-	7,082
Net loss	-	-	-	-	-	(327,388)	(327,388)
Balance at December 31, 2020	6,562,735	$656	1,080,092	$108	$1,139,629	$(1,748,719)	$(608,326)

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Cash Flows

As of December 31, 2020 and 2019

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Operating activities
Net loss	$(327,388)	$(166,516)
Stock-based compensation	7,082	-
Shares issued for services	141,771	-
Loss on extinguishment of debt	21,299	-
Changes in net assets and liabilities:
Accounts receivable	(60,522)	-
Inventory	(99,701)	-
Increase in accrued interest	30,017	12,274
Decrease in prepaid expenses	(8,848)	(1,000)
Increase in accounts payable and accrued expenses	130,726	20,404
Cash flows from operating activities	(165,564)	(134,838)

Investing activities:
Capitalized software	(31,700)	-
Cash flows from investing activities	(31,700)	-

Financing activities:
Proceeds of related party borrowings	88,016	103,211
Proceeds from sales of common stock	-	217
Proceeds from issuance of convertible notes payable	180,000	55,000
Cash flows from financing activities	268,016	158,428

Change in cash	70,752	23,590
Cash - beginning of year	23,590	-
Cash - end of period	$94,342	$23,590

Supplemental noncash investing and financing activity:
Conversion of due to related party to long-term debt	$88,016	$213,188
Long-term debt and accrued interest converted to shares of preferred stock	$-	$270,023

See accompanying notes to consolidated financial statements.

USA EQUITIES CORP.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, has negative operational cash flows and has just started recognizing revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However access to such funding may not be available on commercially reasonable terms, if at all. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern arise from this uncertainty.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and will establish a reserve for uncollectible balances as necessary based on experience.

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We use actual costs to determine our cost basis for inventories. Inventories consist of only finished goods.

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

Capitalized software development costs for internal-use software, net of accumulated amortization, totaled $31,700 and $0 as of December 31, 2020 and 2019, respectively. Amortization expense on all capitalized software development cost was $0 in the periods ended December 31, 2020 and 2019. There were no impairments recognized during the periods ended December 31, 2020 and 2019.

Revenue Recognition: Pursuant to ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue upon transfer of control of goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods. The Company does not allow for the return of products so does not establish an allowance for returns.

To determine the revenue to be recognized for transactions that the Company determines are within the scope of ASC 606, the Company follows the established five-step framework as follows:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract(s);
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract(s); and
(v)	recognize revenue when (or as) the Company satisfies a performance obligation.

The Company sells allergy diagnostic related products and immunotherapy treatments to physicians. Revenue is recognized once the Company satisfies its performance obligation which occurs when title and possession of products have transitioned to the customer, typically upon delivery of the products.

The Company includes shipping and handling fees billed to customers in revenue.

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the years ended December 31, 2020 and 2019, there were $98,290 and $100,230 of research and development expenses incurred, respectively.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2020 or 2019.

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

The Company has net operating losses of $1,748,719 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance may be early adopted for fiscal periods beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on the Company’s financial statements.

This Annual Report on Form 10-K does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 4. Convertible Notes Payable

Convertible notes payable at December 31, 2020 and 2019 consist of the following:

	December 31, 2020	December 31, 2019
Note 1 accrued interest and premium – Majority shareholder	$195,177	$165,107
Note 2 and accrued interest – Majority shareholder	126,210	124,972
Note 3 and accrued interest – Shareholder	62,951	56,387
Note 4 and accrued interest – Majority shareholder	97,537	88,723
Note 5 and accrued interest – Accredited investors	56,462	-
Note 6 and accrued interest – Majority shareholder	89,347	-
Note 7 and accrued interest – Accredited investors	101,781	-
Note 8 and accrued interest – Accredited investors	25,055	-
Total Convertible notes payable and accrued interest	$754,520	$435,189

Note 1 – In October, 2009, the Company issued a convertible promissory with a principal amount of $73,500 to its majority shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.10. On February 27, 2020, the note was modified to extend the maturity date to March 31, 2023 and increase the conversion price to $0.10 per share. In accordance with ASC 470-50-40, the modification was accounted for as an extinguishment with a loss of $21,299 on the extinguishment of debt and an offsetting premium on the new note recorded during the quarter ended March 31, 2020. As of December 31, 2020 and December 31, 2019, this note had accumulated $100,378 and $91,607, respectively, in accrued interest.

Note 2 – Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its majority shareholder in consideration for advances previously made to the Company (Note 2). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of December 31, 2020 and December 31, 2019, this note had accumulated $1,648 and $410, respectively of accrued interest.

Note 3 – Effective September 12, 2019, the Company issued a Convertible Promissory Note in the principal amount of $55,000 to a shareholder (Note 3). This Note bears interest at the rate of 12% per annum and principal plus any accrued but unpaid interest is due and payable on January 1, 2021. The Note is convertible at the option of the holder into shares of common stock at a price of $0.25 per share. As of December 31, 2020 and December 31, 2019, this note had accumulated $7,951 and $1,387, respectively of accrued interest. As of December 31, 2020 the Note and associated accrued interest are included in current liabilities.

Note 4 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its majority shareholder in consideration for advances previously made to the Company (Note 4). This note bears interest at the rate of 10% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.55 per share. As of December 31, 2020 and December 31, 2019 this note had accumulated $8,911 and $97, respectively of accrued interest.

Note 5 – Under subscription agreements dated September 25, 2020, the Company issued convertible promissory notes (the “Notes”) to various individuals totaling $55,000. The Notes bear interest at the rate of 10% per annum and mature on September 30, 2022 (the ‘Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless a Default Event, as defined, occurs. The Company may satisfy the Notes upon maturity or Default, as defined, by the issuance of Common shares at the greater of a conversion price equal to the greater of a 20% discount to the 15 day average market price of the Company’s common stock or $0.10. The principal and interest accrued are convertible at any time after six months through the maturity date of September 30, 2022 at the option of the holder at a 20% discount to the 15 day average market price of the Company’s share price, but in no event less than $0.10 per share. Upon conversion of any portion of the Notes, the investor will receive warrants to purchase up to 25% of the number of common shares issued as a result of such conversion exercisable for a period of two years at a price per share equal to 150% of the conversion price of the Notes. As of December 31, 2020 the note had accumulated $1,462 of accrued interest.

Note 6 – Effective September 30, 2020, the Company issued a Convertible Promissory Note in the principal amount of $88,016 to its majority shareholder in consideration for advances previously made to the Company (Note 6). This note bears interest at the rate of 6% per annum and is due and payable on December 31, 2022. The Note is convertible into shares of common stock at a price of $1.00 per share. As of December 31, 2020 this note had accumulated $1,331 of accrued interest.

Note 7 – Effective October 27, 2020, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 7). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of December 31, 2020 this note had $1,781 of accrued interest.

Note 8 – Effective December 23, 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a shareholder (Note 8). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of December 31, 2020 this note had $55 of accrued interest.

Note 5. Preferred Stock

Issuance of Series A Preferred stock

Effective September 1, 2019, the Company issued 1,080,092 shares of Series A Preferred Stock in satisfaction of a previously issued convertible promissory note held by its majority shareholder in the initial principal amount of $255,681 together with all interest accrued thereon.

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

Note 6. Stock-based Compensation

During the year ended December 31, 2020, there was $7,082 in stock-based compensation associated with stock options included in Research and development expense. Additionally, during the same period there was $141,771 of expense associated with shares issued for services, $60,219 of which is included in Marketing, $24,083 in General and administrative with the balance of $57,469 in Research and development. There was no stock-based compensation during the year ended December 31, 2019.

During the year ended December 31, 2020 there were 650,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.40. The options vest in equal annual installments over three years beginning in July 2020 and expire five years after grant date. There were no options exercised, forfeited or cancelled during the period. There were no options outstanding as of December 31, 2019.

As of December 31, 2020, there was $17,768 of unrecognized compensation related to the 650,000 of unvested options which is expected to be recognized over a weighted-average period of 18 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the year ended December 31, 2020 was $0.04.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

Year Ended December 31, 2020
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

On September 15, 2020, the Company granted 75,000 shares under an existing consulting agreement. See Note 7 for additional information.

Note 7. Related Party Transactions

Convertible notes payable, related party: See Note 4.

Consulting agreement – During the year ended December 31, 2019, the Company entered into a consulting agreement with the shareholder referenced in relation to Convertible Promissory Note 3 in Footnote 4. The terms of the agreement provide that in exchange for certain consulting services the consultant received 300,000 shares of Common Stock immediately upon execution of the agreement. Further the agreement provides for the granting of 75,000 additional shares annually beginning on the effective date of the agreement. As of December 31, 2020 and December 31, 2019, 450,000 and 375,000 shares respectively, had been granted under the agreement.

Subsequent events: See Note 9.

Note 8. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2020. The Company has no non-cancellable operating leases.

Note 9. Subsequent Events

Effective January 1, 2021, the shareholder referenced in relation to Convertible Promissory Note 3 in Footnote 4 elected to convert the outstanding principal of $55,000 along with accrued interest of $7,951 into common stock at a price of $0.25 per share resulting in the issuance of 251,805 shares of Common Stock.

