Form 10-Q
period 2021-03-31
USA EQUITIES CORP.
filed 2021-05-17
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 17, 2021, the Registrant had 7,019,453 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements. Certain of the matters discussed herein concerning, among other items, our operations, cash flows, financial position and economic performance including, in particular, future sales, product demand, competition and the effect of economic conditions, include forward-looking statements.

Forward-looking statements are predictive in nature and do not relate strictly to historical or current facts and generally include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. Although we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, these statements and other projections contained herein expressing opinions about future outcomes and non-historical information, are subject to uncertainties and, therefore, there is no assurance that the outcomes expressed in these statements will be achieved.

Investors are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from the expectations expressed in forward-looking statements contained herein. Given these uncertainties, you should not place any reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any additional disclosures we make in our reports filed with the Securities and Exchange Commission (“SEC”).

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$34,568	$94,342
Accounts receivable	70,497	60,522
Inventory	61,140	99,701
Prepaid expenses and other current assets	12,686	11,598
Total current assets	178,891	266,163
Non-current assets:
Capitalized software development costs	58,582	31,700
Total assets	$237,473	$297,863
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$77,866	$145,422
Other current liabilities	12,377	14,198
Convertible note payable, related party	-	55,000
Total current liabilities	90,243	214,620
Accrued interest expenses	113,341	115,566
Convertible notes payable	457,377	576,003
Total long-term liabilities	570,718	691,569

Total liabilities	660,961	906,189

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at March 31, 2021 and December 31, 2020	108	108
Common stock, 900,000,000 shares authorized, $0.0001 par value; 7,109,453 shares issued and outstanding at March 31, 2021 and 6,562,735 shares issued and outstanding at December 31, 2020	711	656
Additional paid-in capital	1,411,098	1,139,629
Accumulated deficit	(1,835,405)	(1,748,719)
Total stockholders’ deficit	(423,473)	(608,326)
Total liabilities and stockholders’ deficit	$237,473	$297,863

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Revenue	$304,336	$-

Cost of revenue	170,757	-

Gross profit	133,579	-

Operating Expenses:
Research and development	28,021	27,587
Sales and marketing	111,688	-
General and administrative	70,127	23,134
Loss on extinguishment of debt	-	21,299
Total Operating Expenses	209,836	72,020

Net operating loss	(76,257)	(72,020)

Interest expense	10,429	6,399
Net loss	$(86,686)	$(78,419)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	6,833,261	5,762,735

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	6,562,735	$656	1,080,092	$108	$1,139,629	$(1,748,719)	$(608,326)
Shares issued for services	150,000	15	-	-	89,985	-	90,000
Unearned compensation – shares issued for services	-	-	-	-	(21,607)	-	(21,607)
Conversion of notes payable	496,718	50	-	-	194,161	-	194,211
Cancellation of shares	(100,000)	(10)	-	-	10	-	-
Stock-based compensation expense	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	(86,686)	(86,686)
Balance at March 31, 2021	7,109,453	$711	1,080,092	$108	$1,411,098	$(1,835,405)	$(423,488)

Balance at January 1, 2020	5,762,735	$576	1,080,092	$108	$990,856	$(1,421,331)	$(429,791)
Stock-based compensation expense	-	-	-	-	155	-	155
Net loss	-	-	-	-	-	(78,419)	(78,419)
Balance at March 31, 2020	5,762,735	$576	1,080,092	$108	$991,011	$(1,499,750)	$(508,055)

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020

Operating activities
Net loss	$(86,686)	$(78,419)
Stock-based compensation	8,920	155
Shares issued for services	68,393	-
Loss on extinguishment of debt	-	21,299
Changes in net assets and liabilities:
Increase in accounts receivable	(9,975)	-
Decrease in inventory	38,561	-
Increase in accrued interest	16,972	6,294
(Increase)/decrease in prepaid expenses and other current assets	(1,088)	1,375
(Decrease)/increase in accounts payable and accrued expenses	(67,989)	7,216
Cash flows from operating activities	(32,892)	(42,080)

Investing activities:
Capitalized software	(26,882)	-
Cash flows from investing activities	(26,882)	-

Financing activities:
Proceeds of related party borrowings	-	18,544
Cash flows from financing activities	-	18,544

Change in cash	(59,774)	(23,536)
Cash - beginning of year	94,342	23,590
Cash - end of period	$34,568	$54

Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$194,211	$-

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

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10- K for the year ended December 31, 2020.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2020 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounting Policies

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Capitalized Software Development Costs: Software development costs for internal-use software are accounted for in accordance with ASC 350-40, Internal-Use Software. Development costs that are incurred during the application development stage begin to be capitalized when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases once the software is substantially complete and ready for its intended use. Costs incurred during the preliminary project stage of software development and post-implementation operating stages are expensed as incurred. Amortization is calculated on a straight-line basis over the remaining economic life of the software (typically three to five years) and will be included in the operating expense on the Consolidated Statements of Operations once amortization begins.

The estimated useful lives of software are reviewed at least annually and will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Capitalized software development costs for internal-use software totaled $58,582 as of March 31, 2021 and $31,700 as of December 31, 2020. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized during the periods ended March 31, 2021 and December 31, 2020. There were no impairments recognized during the periods ended March 31, 2021 and December 31, 2020.

Revenue Recognition: Pursuant to ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue upon transfer of control of goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods. The Company does not allow for the return of products and therefore does not establish an allowance for returns.

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

There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and disclosures. The Company elected to treat similar contracts as a portfolio of contracts, as allowed under ASC 606. The contracts that fall within the portfolio have the same provision terms and management has the expectation that the result will not be materially different from the consideration of each individual contract.

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the three months ended March 31, 2021 and 2020, there were $28,021 and $27,587 of research and development expenses incurred, respectively.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2021 or 2020.

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

The Company has net operating losses of $1,835,405 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The Company adopted the provisions of ASU 2020-06 using a modified retrospective approach, which resulted in no cumulative effect adjustment to stockholders’ deficit as of January 1, 2021.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 4. Convertible Notes Payable

Convertible notes payable at March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021	December 31, 2020
Note 1 accrued interest and premium – Principal shareholder	$197,352	$195,177
Note 2 and accrued interest – Principal shareholder	126,518	126,210
Note 3 and accrued interest – Shareholder	-	62,951
Note 4 and accrued interest – Principal shareholder	-	97,537
Note 5 and accrued interest – Accredited investors	26,281	56,462
Note 6 and accrued interest – Principal shareholder	90,649	89,347
Note 7 and accrued interest – Accredited investors	104,247	101,781
Note 8 and accrued interest – Accredited investors	25,671	25,055
Total Convertible notes payable and accrued interest	$570,718	$754,520

Note 1 – In October 2009, the Company issued a convertible promissory with a principal amount of $73,500 to its principal shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock at a conversion price of $0.10. On February 27, 2020, the note was modified to extend the maturity date to March 31, 2023 and increase the conversion price to $0.10 per share. In accordance with ASC 470-50-40, the modification was accounted for as an extinguishment with a loss of $21,299 on the extinguishment of debt and an offsetting premium on the new note recorded during the quarter ended March 31, 2020. As of March 31, 2021 and December 31, 2020, this note had accumulated $102,553 and $100,378, respectively, in accrued interest.

Note 2 – Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its principal shareholder in consideration for advances previously made to the Company (Note 2). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of March 31, 2021 and December 31, 2020, this note had accumulated $1,956 and $1,648, respectively of accrued interest.

Note 3 – Effective September 12, 2019, the Company issued a Convertible Promissory Note in the principal amount of $55,000 to a shareholder (Note 3). This Note bears interest at the rate of 12% per annum and principal plus any accrued but unpaid interest is due and payable on January 1, 2021. The Note is convertible at the option of the holder into shares of common stock at a price of $0.25 per share. On January 1, 2021, the shareholder elected to convert the outstanding principal of $55,000 along with accrued interest of $7,951 into common stock at a price of $0.25 per share resulting in the issuance of 251,805 shares of common stock.

Note 4 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its principal shareholder in consideration for advances previously made to the Company (Note 4). This note bears interest at the rate of 10% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.55 per share. On March 15, 2021, the majority shareholder assigned this convertible note along with all accrued and future interest to a third-party shareholder. On March 31, 2021 the shareholder elected to convert the outstanding principal of $88,626 along with accrued interest of $11,096 into common stock at a price of $0.55 per share resulting in the issuance of 181,313 shares of common stock. As of March 31, 2021 and December 31, 2020 this note had accumulated $0 and $8,911, respectively of accrued interest.

Note 5 – Under subscription agreements dated September 25, 2020, the Company issued convertible promissory notes (the “Notes”) to various individuals totaling $55,000. The Notes bear interest at the rate of 10% per annum and mature on September 30, 2022 (the ‘Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless a Default Event, as defined, occurs. The Company may satisfy the Notes upon maturity or Default, as defined, by the issuance of Common shares at the greater of a conversion price equal to the greater of a 20% discount to the 15 day average market price of the Company’s common stock or $0.10. The principal and interest accrued are convertible at any time after six months through the maturity date of September 30, 2022 at the option of the holder at a 20% discount to the 15 day average market price of the Company’s share price, but in no event less than $0.10 per share. Upon conversion of any portion of the Notes, the investor will receive warrants to purchase up to 25% of the number of common shares issued as a result of such conversion exercisable for a period of two years at a price per share equal to 150% of the conversion price of the Notes. As of March 31, 2021 and December 31, 2020 this note had accumulated $1,281 and $1,462, respectively of accrued interest.

As of March 31, 2021 one of the individuals had elected to convert outstanding principal of $30,000 along with accrued interest into 63,600 shares of common stock at a price of $0.50. Additionally, the shareholder received warrants exercisable for two year to purchase 15,900 commons shares at $0.75 per share.

Note 6 – Effective September 30, 2020, the Company issued a Convertible Promissory Note in the principal amount of $88,016 to its principal shareholder in consideration for advances previously made to the Company (Note 6). This note bears interest at the rate of 6% per annum and is due and payable on December 31, 2022. The Note is convertible into shares of common stock at a price of $1.00 per share. As of March 31, 2021 and December 31, 2020 this note had accumulated $2,633 and $1,331, respectively of accrued interest.

Note 7 – Effective October 27, 2020, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 7). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of March 31, 2021 and December 31, 2020 this note had accumulated $4,247 and $1,781, respectively of accrued interest.

Note 8 – Effective December 23, 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a shareholder (Note 8). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of March 31, 2021 and December 31, 2020 this note had accumulated $671 and $55, respectively of accrued interest.

Note 5. Preferred Stock

Issuance of Series A Preferred Stock

Effective September 1, 2019, the Company issued 1,080,092 shares of Series A Preferred Stock in satisfaction of a previously issued convertible promissory note held by its principal shareholder in the initial principal amount of $255,681 together with all interest accrued thereon.

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

Note 6. Stock-based Compensation

During the three months ended March 31, 2021, there was $8,920 in stock-based compensation associated with stock options included in Research and development expense. Additionally, during the same period there was $68,393 of expense associated with shares issued for services, $29,187 of which is included in Sales and marketing, $17,581 in General and administrative with the balance of $21,625 in Research and development. There was $155 of stock-based compensation included in Research and development during the three months ended March 31, 2020.

During the three months ended March 31, 2021 there were 450,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.65. The options vest in equal annual installments over three years beginning in April 2021 and expire five years after grant date. There were no options exercised, forfeited or cancelled during the period. During the three months ended March 31, 2020 there were 500,000 options granted to certain scientific advisors (“Advisors”) with a weighted-average exercise price of $0.40. The options vest in equal annual installments over three years beginning in July 2020 and expire five years after grant date.

As of March 31, 2021, there was $62,847 of unrecognized compensation related to the 1,100,000 of outstanding options which is expected to be recognized over a weighted-average period of 22 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the three months ended March 31, 2021 was $0.12.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Risk-free interest rate	0.21%	0.60%
Expected life of the options	3.5 years	3.5 years
Expected volatility of the underlying stock	76.3%	69.1%
Expected dividend rate	0%	0%

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

On March 8, 2021, the Company entered into a Consulting Agreement (“Agreement 1”) with an Investor Relations Consultant, pursuant to which the Investor Relations Consultant was to provide investor relations services to the Company for consideration of 120,000 shares of common stock of the Company (the “Share Payment”) in addition to monthly cash payments for a term of three months. Agreement 1 contains a clause providing the Company the right to cancel the shares of common stock pursuant to the terms of Agreement 1. The value of the shares will be expensed when the Investor Relations Consultant meets the terms of the Consulting Agreement. The Company notified the Consultant that the Agreement was terminated effective April 7, 2021.

On March 10, 2021, the Company entered into a Consulting Agreement (“Agreement 2”) with a Legal Consultant to provide legal services to the Company for consideration of 30,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 2 is 16 months and the value of the shares is being expensed over the term.

Note 7. Related Party Transactions

Convertible notes payable, related party: See Note 4.

Note 8. Commitments and Contingencies

On February 9, 2021, the Company entered into a Receivables Purchase and Security Agreement (“Factoring Agreement”) with a Factoring Company. The Factoring Agreement has an initial term of one year and can be renewed for additional annual terms.

Under the terms of the agreement, designated receivables are sold for periodic advances of up to $150,000. The Factoring Company retains a reserve of 10% of purchased receivables with the balance available to the Company. Factoring fees begin at 1.8% for the first 30 days a purchased invoice is outstanding and increase the longer an invoice remains outstanding. After 90 days, the Factoring Company has the right to assign the invoice back to the Company. The Factoring Agreement includes minimum average monthly volumes.

During the quarter ended March 31, 2021, the Company sold one invoice to the Factoring Company and received $3,356 which was net of the reserve and fees. Amounts due from the Factoring Company, net of fees, are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

There are no pending or threatened legal proceedings as of March 31, 2021. The Company has no non-cancellable operating leases.

Note 9. Subsequent Events

On May 5, 2021, the Company entered into a Consulting Agreement (“Agreement 3”) with a Strategic Advisory Consultant to provide strategic and advisory services to the Company for consideration of 30,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 3 is three (3) months and the value of the shares is being expensed over the term.

On May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder. This Note was issued under a subscription agreement substantially identical to the subscription agreement dated September 25, 2020, described under the subheading Note 5 in Note 4. Convertible Notes Payable.

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

In November 2020, building on the capabilities of our QHSLab, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients by QHSLab. Our revenue generated from sales of AllergiEnd® products was $124,532 in the fourth of quarter 2020 and $304,336 in the first quarter of 2021. Based upon orders in-house and shipments already made we anticipate that we will generate revenues of approximately $400,000 from sales of AllergiEnd® products in the second quarter of 2021.

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

Our ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab and the sale of diagnostic related products and treatment protocols and the provision of services through our QHSLab. Currently, we are generating revenues from the sale of AllergiEnd® diagnostic related products and immunotherapy treatments. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products. We will continue to upgrade QHSLab in an effort to increase the number of products sold based upon the services it can provide and before which we are able to charge a fee for its use.

While our revenues are largely determined by the volume of product delivered and the prices at which such products are sold, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of improvements to QHSLab, the costs of products sold to PCPs, marketing expenses to recruit new PCPs and introduce new products and financing costs. As our business grows, these costs should be spread over a wider base of PCPs leading to a reduction in costs per sale and, helping to increase our gross margin.

Results of Operations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. Consequently, for the three months ended March 31, 2021, we generated revenues of $304,336 compared to $0 revenues in the comparable period of 2020 when we were focused on developing our software. The revenue increase for the three months ended March 31, 2021 was primarily driven by sales of Allergy Diagnostic Kits of $187,407 and Immunotherapy Treatment services of $107,853 as the Company expanded the roll-out of its product lines and customer base.

Our revenues consisted of the following:

	For the Three Months Ended
	March 31,
	2021	2020
Allergy Diagnostic Kit Sales	$187,407	$-
Immunotherapy Treatment Sales	107,853	-
Shipping and handling	9,076	-
Total revenue	$304,336	$-

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kit products and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales.

For the three months ended March 31, 2021 and 2020, cost of revenues was $170,757 and $0, respectively.

The Company generated a gross profit of $133,579, or a 43.9% gross margin for the three months ended March 31, 2021. The increase in gross margin was primarily attributable to the larger base of sales as well as customer and product mix

We are introducing new products at an early stage in our development cycle and the margins earned may vary significantly between periods, customers and products due to the learning process, customer negotiating strengths, and product mix.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution. R&D costs are expensed as they are incurred.

For the three months ended March 31, 2021, R&D expenses totaled $28,021 which is a slight increase of $434, or 2%, compared to $27,587 for the three months ended March 31, 2020. The increase is primarily due to costs associated with R&D contractors.

We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Selling and Marketing

Selling and marketing expenses consist primarily of costs associated with selling and marketing our products to PCP’s, principally ongoing sales efforts to recruit new PCP’s and maintain our relationships with PCP’s already using our software and products. Beginning in January 2021, these expenses included employees of the Company in addition to consultant costs. For the three months ended March 31, 2021, selling and marketing expenses totaled $111,688 compared to $0 for the three months ended March 31, 2020.

We expect our selling and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCP’s and maintaining our relationships with these PCP’s once they begin to distribute our products, selling and marketing revenues could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended March 31, 2021, general and administrative expenses totaled $70,127, an increase of $46,993, compared to $23,134 for the three months ended March 31, 2020. The increase is primarily due to increased consulting fees for legal, investor relations and management services. Additionally, the Company incurred expenses associated with processing payments on the sales invoices generating revenue.

Other Expense

For the three months ended March 31, 2021, interest expense increased by $4,030 to $10,429 from $6,399 for the three months ended March 31, 2020. The increase was due to higher convertible note payable balance at March 31, 2021 compared to March 31, 2020.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2021, we had $237,473 of total assets consisting of $34,568 of cash, $70,497 of accounts receivable, $61,140 of inventory, $12,686 related to prepaid balances and other current asset and $58,582 of capitalized software development costs. We had total current liabilities of $90,243 consisting of $77,866 in accounts payable and $12,377 in accrued expenses and other current liabilities. The long-term liabilities balance of $570,718 consisted of convertible notes totaling $436,078 along with the associated accrued interest of $113,341 and premium of $21,299. As of March 31, 2021, we had total liabilities of $660,961.

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

The increases in accounts receivable, inventory and accounts payable primarily relate to sales of AllergiEnd® Products.

We used cash of $32,892 and $42,080 in operations during the three-month periods ending March 31, 2021 and 2020, respectively. We began to generate revenues in the fourth quarter of 2020. Nevertheless, we continued to generate negative cash flows which were financed primarily through related party borrowings as we had done previously. As a result, we owed $414,519, including principal and accrued interest, to our major shareholder as of March 31, 2021.

We are likely to continue to require funds to support our operations for the immediate future. There is no assurance that any of our related parties will continue to provide such capital as may be necessary to continue our business or, if such funds are provided, that the agreed upon terms of any advance will be favorable to us.

On February 9, 2021, we entered into a Receivables Purchase and Security Agreement which will allow us to improve our cash flow from future sales by providing a revolving line of credit of up to $150,000. We anticipate that if our sales continue to increase, additional borrowings may become available to us to support such sales.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $1,835,405 at March 31, 2021, generated net losses of $86,686 and $78,419 for the three months ended March 31, 2021 and 2020, respectively, and used cash of $32,892 and $42,080 in operations in these periods. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and borrowings, and that we will remain highly leveraged as we seek to expand our business. Our working capital requirements are expected to increase in line with the growth of our business, as we incur marketing expenses and the cost of building an inventory. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have entered into a Receivables Purchase and Security Agreement providing us with up to $150,000 against certain accounts receivable but have no other lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and advances from our principal shareholder. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures as they can be supported by the growth in our business.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.

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
10.1

Amendment No. 1 to Exclusive Distribution Agreement by and between USA Equities Corp. and MedScience Research Group (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 26, 2021).

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

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	May 17, 2021

