Form 10-Q
period 2021-06-30
USA EQUITIES CORP.
filed 2021-08-16
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 16, 2021, the Registrant had 8,623,025 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$145,947	$94,342
Accounts receivable	58,599	60,522
Inventory	65,491	99,701
Prepaid expenses and other current assets	15,141	11,598
Total current assets	285,178	266,163
Non-current assets:
Capitalized software development costs	96,691	31,700
Intangible assets, net	1,612,500	-
Total assets	$1,994,369	$297,863
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$45,232	$145,422
Loans payable, current portion	311,557	-
Other current liabilities	11,893	14,198
Convertible note payable, related party	-	55,000
Total current liabilities	368,682	214,620
Accrued interest expenses	113,742	115,566
Convertible notes payable	432,377	576,003
Loans payable, non-current portion	524,443	-
Total long-term liabilities	1,070,562	691,569

Total liabilities	1,439,244	906,189

Stockholders’ Deficit:

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at June 30, 2021 and December 31, 2020	108	108
Common stock, 900,000,000 shares authorized, $0.0001 par value; 8,603,025 shares issued and outstanding at June 30, 2021 and 6,562,735 shares issued and outstanding at December 31, 2020	860	656
Additional paid-in capital	2,501,889	1,139,629
Accumulated deficit	(1,947,732)	(1,748,719)
Total stockholders’ equity (deficit)	555,125	(608,326)
Total liabilities and stockholders’ deficit	$1,994,369	$297,863

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$455,622	$-	$759,957	$-

Cost of revenue	248,502	-	419,258	-

Gross profit	207,120	-	340,699	-

Operating Expenses:
Research and development	15,271	20,324	43,292	47,912
Sales and marketing	161,619	19,850	273,308	19,850
General and administrative	134,964	15,044	205,090	38,178
Loss on extinguishment of debt	-	-	-	21,299
Total Operating Expenses	311,854	55,218	521,690	127,239

Net operating loss	(104,734)	(55,218)	(180,991)	(127,239)

Interest expense	7,593	6,632	18,022	13,030
Net loss	$(112,327)	$(61,850)	$(199,013)	$(140,269)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding: (Basic and diluted)	7,206,586	6,084,402	6,966,046	5,921,801

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	6,562,735	$656	1,080,092	$108	$1,139,629	$(1,748,719)	$(608,326)
Shares issued for services	150,000	15	-	-	89,985	-	90,000
Unearned compensation – shares issued for services	-	-	-	-	(21,607)	-	(21,607)
Conversion of notes payable	496,718	50	-	-	194,161	-	194,211
Cancellation of shares	(100,000)	(10)	-	-	10	-	-
Stock-based compensation expense	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	(86,686)	(86,686)
Balance at March 31, 2021	7,109,453	$711	1,080,092	$108	$1,411,098	$(1,835,405)	$(423,488)
Shares issued for services, net of cancellation	(70,000)	(7)	-	-	(41,893)	-	(41,900)
Unearned compensation – shares issued for services	-	-	-	-	99,344	-	99,344
Conversion of notes payable	263,572	26	-	-	132,049	-	132,075
Stock-based compensation expense	-	-	-	-	8,921	-	8,921
Shares issued for asset purchase	1,250,000	125	-	-	862,375	-	862,500
Share purchase	50,000	5	-	-	29,995	-	30,000
Net loss	-	-	-	-	-	(112,327)	(112,327)
Balance at June 30, 2021	8,603,025	$860	1,080,092	$108	$2,501,889	$(1,947,732)	$555,125

Balance at January 1, 2020	5,762,735	$576	1,080,092	$108	$990,856	$(1,421,331)	$(429,791)
Stock-based compensation expense	-	-	-	-	155	-	155
Net loss	-	-	-	-	-	(78,419)	(78,419)
Balance at March 31, 2020	5,762,735	$576	1,080,092	$108	$991,011	$(1,499,750)	$(508,055)
Shares issued for services	550,000	55	-	-	98,445	-	98,500
Unearned compensation – shares issued for services	-	-	-	-	(72,281)	-	(72,281)
Stock-based compensation expense	-	-	-	-	1,085	-	1,085
Net loss	-	-	-	-	-	(61,850)	(61,850)
Balance at June 30, 2020	6,312,735	$631	1,080,092	$108	$1,018,260	$(1,561,600)	$(542,601)

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020

Operating activities
Net loss	$(199,013)	$(140,269)
Stock-based compensation	17,841	1,240
Shares issued for services	125,837	26,219
Loss on extinguishment of debt	-	21,299
Changes in net assets and liabilities:
Decrease in accounts receivable	1,923	-
Decrease in inventory	34,210	-
Increase in accrued interest	17,885	12,589
(Increase)/decrease in prepaid expenses and other current assets	(3,543)	2,705
(Decrease)/increase in accounts payable and accrued expenses	(94,544)	9,766
Cash flows from operating activities	(99,404)	(66,451)

Investing activities:
Capitalized software	(64,991)	-
Cash flows from investing activities	(64,991)	-

Financing activities:
Proceeds from sales of common stock	30,000	-
Issuance of convertible notes payable	100,000	-
Proceeds of loan borrowings	86,000	-
Proceeds of related-party borrowings	-	43,236
Cash flows from financing activities	216,000	43,236

Change in cash	51,605	(23,215)
Cash - beginning of year	94,342	23,590
Cash - end of period	$145,947	$375

Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$326,286	$-
Debt and common stock issued for intangible assets (Note 4)	$1,612,500	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Notes to the Condensed Consolidated Financial Statements

Note 1. The Company

USA Equities Corp. (the “Company”, “We” or the “Registrant”) was incorporated in Delaware on September 1, 1983. In 2015 the Company changed its name to USA Equities Corp.

On December 20, 2019 the Company entered into and consummated a share exchange with the former stockholders of Medical Practice Income, Inc. (“MPI”) pursuant to a share exchange agreement (the “Exchange Agreement”) by which the Company issued 2,172,600 shares of common stock, $.0001 par value (the “common stock”) to the former stockholders of MPI in exchange for all of the then issued and outstanding shares of common stock of MPI (the “Share Exchange”). MPI, based in West Palm Beach, Florida, is focused on value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior-based remote patient monitoring, chronic care and preventive medicine.

Prior to the transaction with MPI, the owner of a majority of the outstanding Class A voting shares of MPI, owned approximately 91% of our then outstanding shares. Consequently, the transaction with MPI was accounted for as a change in reporting entity between entities under common control, whereby a change in reporting entity requires retrospective combination of the entities for all periods as if the combination had been in effect since inception of common control in accordance with ASC 250-10-45-21, Accounting Changes and Error Corrections. As a result of the Share Exchange, MPI became our wholly-owned-subsidiary.

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, has negative operating cash flows and has recently began recognizing revenues in the fourth quarter of fiscal 2020. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However access to such funding may not be available on commercially reasonable terms, if at all. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2020 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic could negatively impact the Company’s liquidity, capital resources and operations. The ultimate impact of the COVID-19 pandemic is highly uncertain and the Company does not yet know the full extent of potential impacts on its business, financing or global economy as a whole.

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

Capitalized Software Development Costs: Software development costs for internal-use software are accounted for in accordance with ASC 350-40, Intangibles, Internal-Use Software. Development costs that are incurred during the application development stage begin to be capitalized when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases once the software is substantially complete and ready for its intended use. Costs incurred during the preliminary project stage of software development and post-implementation operating stages are expensed as incurred. Amortization is calculated on a straight-line basis over the remaining economic life of the software (typically three to five years) and will be included in the operating expense on the Consolidated Statements of Operations once amortization begins.

The estimated useful lives of software are reviewed at least annually and will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Capitalized software development costs for internal-use software totalled $96,691 as of June 30, 2021 and $31,700 as of December 31, 2020. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized during the periods ended June 30, 2021 and December 31, 2020. There were no impairments recognized during the periods ended June 30, 2021 and December 31, 2020.

Intangible Assets: The intangible assets represent the value the Company paid to acquire assets including a trademark, patent and web domain as on June 23, 2021. The provisional allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. These assets are accounted for in accordance with ASC 350-30, Intangibles, General Intangibles Other Than Goodwill. The cost of the assets is amortized over the remaining useful life of the assets as follows:

U.S. Method Patent	13.4 years

Web Domain	Indefinite life

Trademark	Indefinite life

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

The Company sells allergy diagnostic-related products and immunotherapy treatments to physicians. Revenue is recognized once the Company satisfies its performance obligation which occurs at the point in time when title and possession of products have transitioned to the customer, typically upon delivery of the products.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the six months ended June 30, 2021 and 2020, there were $43,292 and $47,912, respectively, of research and development expenses incurred.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2021 or 2020.

Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

The Company has net operating losses of $1,947,732 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Note 4. Capitalized Software and Intangible Assets

Non-current assets consist of the following at June 30, 2021 and December 31, 2020:

	Amortization Period (in years)	June 30, 2021	December 31, 2020
Capitalized Software		$96,691	$31,700
Intangible Assets:
U.S. Method Patent	13.4	967,500	-
Web Domain	N/A	161,250	-
Trademark	N/A	483,750	-
Total Intangible Assets		$1,612,500	$-

Capitalized software represents the development costs for internal-use software. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized yet. There were no impairments recognized during the periods ended June 30, 2021 and December 31, 2020.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021. The provisional allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets will be amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was no amortization expense during the periods ended June 30, 2021 and December 31, 2020.

Note 5. Loans Payable

On June 21, 2021, the Company entered into a fixed-fee short-term loan with its merchant bank. As of June 30, 2021, the Company had received $86,000 in loan proceeds. The loan payable, which is classified within current liabilities, will be repaid in nine months with the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company.

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) including the ‘AllergiEnd’ Trademark, methods patent and website (See Note 4 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, will be paid in 36 equal monthly installments beginning in July 2021. The principal balance of the loan is divided between current and long-term liabilities on the Company’s Condensed Consolidated Balance Sheet.

Note 6. Convertible Notes Payable

Convertible notes payable at June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020
Note 1 and accrued interest and premium – Principal shareholder	$199,551	$195,177
Note 2 and accrued interest – Principal shareholder	126,828	126,210
Note 3 and accrued interest – Shareholder	-	62,951
Note 4 and accrued interest – Principal shareholder	-	97,537
Note 5 and accrued interest – Accredited investors	-	56,462
Note 6 and accrued interest – Principal shareholder	91,966	89,347
Note 7 and accrued interest – Accredited investors	-	101,781
Note 8 and accrued interest – Accredited investors	26,295	25,055
Note 9 and accrued interest – Shareholder	101,479	-
Total Convertible notes payable and accrued interest	$546,119	$754,520

Note 1 – In October 2009, the Company issued a Convertible Promissory Note with a principal amount of $73,500 to its principal shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock. On February 27, 2020, the note was modified to extend the maturity date to June 30, 2023 and increase the conversion price to $0.10 per share. In accordance with ASC 470-50-40, Debt, Modification and Extinguishments, the modification was accounted for as an extinguishment with a loss of $21,299 on the extinguishment of debt and an offsetting premium on the new note recorded during the quarter ended June 30, 2020. As of June 30, 2021 and December 31, 2020, this note had accumulated $104,752 and $100,378, respectively, in accrued interest.

Note 2 – Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its principal shareholder in consideration for advances previously made to the Company (Note 2). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of June 30, 2021 and December 31, 2020, this note had accumulated $2,266 and $1,648, respectively of accrued interest.

Note 3 – Effective September 12, 2019, the Company issued a Convertible Promissory Note in the principal amount of $55,000 to a shareholder (Note 3). This Note bore interest at the rate of 12% per annum and principal plus any accrued but unpaid interest was due and payable on January 1, 2021. The Note was convertible at the option of the holder into shares of common stock at a price of $0.25 per share. On January 1, 2021, the shareholder elected to convert the outstanding principal of $55,000 along with accrued interest of $7,951 into common stock at a price of $0.25 per share resulting in the issuance of 251,805 shares of common stock.

Note 4 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its principal shareholder in consideration for advances previously made to the Company (Note 4). This note bore interest at the rate of 10% per annum and was due and payable on December 30, 2022. The Note was convertible into shares of common stock at a price of $0.55 per share. On March 15, 2021, the majority shareholder assigned this convertible note along with all accrued and future interest to a third-party shareholder. On March 31, 2021 the shareholder elected to convert the outstanding principal of $88,626 along with accrued interest of $11,096 into common stock at a price of $0.55 per share resulting in the issuance of 181,313 shares of common stock. As of June 30, 2021 and December 31, 2020, this note had accumulated $0 and $8,911, respectively of accrued interest.

Note 5 – Under subscription agreements dated September 25, 2020, the Company issued Convertible Promissory Notes (the “Notes”) to various individuals totalling $55,000. The Notes bore interest at the rate of 10% per annum and maturity on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless a Default Event, as defined, occurs. The Company could satisfy the Notes upon maturity or Default, as defined, by the issuance of Common shares at the greater of a conversion price equal to the greater of a 20% discount to the 15 day average market price of the Company’s common stock or $0.10. The principal and interest accrued are convertible at any time after six months through the maturity date of September 30, 2022 at the option of the holder at a 20% discount to the 15 day average market price of the Company’s share price, but in no event less than $0.10 per share. Upon conversion of any portion of the Notes, the investor will receive warrants to purchase up to 25% of the number of common shares issued as a result of such conversion exercisable for a period of two years at a price per share equal to 150% of the conversion price of the Notes.

As of March 31, 2021 one of the note holders had elected to convert outstanding principal of $30,000 along with accrued interest into 63,600 shares of common stock at a price of $0.50. Additionally, the shareholder received warrants, exercisable for two years, to purchase 15,900 common shares at $0.75 per share.

As of June 17, 2021 the other note holder had elected to convert outstanding principal of $25,000 along with accrued interest into 48,755 shares of common stock at a price of $0.55. Additionally, the shareholder received warrants, exercisable for two years, to purchase 12,189 common shares at $0.83 per share.

As of June 30, 2021 and December 31, 2020, these notes had accumulated $0 and $1,462, respectively of accrued interest.

Note 6 – Effective September 30, 2020, the Company issued a Convertible Promissory Note in the principal amount of $88,016 to its principal shareholder in consideration for advances previously made to the Company (Note 6). This note bears interest at the rate of 6% per annum and is due and payable on December 31, 2022. The Note is convertible into shares of common stock at a price of $1.00 per share. As of June 30, 2021 and December 31, 2020, this note had accumulated $3,950 and $1,331, respectively of accrued interest.

Note 7 – Effective October 27, 2020, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 7). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of May 7, 2021, the shareholder had elected to convert outstanding principal of $100,000 along with accrued interest into 214,817 shares of common stock at a price of $0.49. Additionally, the shareholder received warrants, exercisable for two years, to purchase 53,704 common shares at $0.74 per share. As of June 30, 2021 and December 31, 2020, this note had accumulated $0 and $1,781, respectively of accrued interest.

Note 8 – Effective December 23, 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a shareholder (Note 8). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of June 30, 2021 and December 31, 2020, this note had accumulated $1,295 and $55, respectively of accrued interest.

Note 9 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 9). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless a Default Event, as defined, occurs. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of Common shares at the greater of a conversion price equal to the greater of a 25% discount to the 15 day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time after six months through the maturity date of September 30, 2022 at the option of the holder at a 25% discount to the 15 day average market price of the Company’s share price, but in no event less than $0.50 per share. As of June 30, 2021, this note had accumulated $1,479 of accrued interest.

Note 7. Preferred Stock

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

Note 8. Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the six months ended June 30, 2021 and 2020 as the result would be anti-dilutive.

	Six Months Ended June 30,
	2021	2020
Stock options	1,100,000	650,000
Stock warrants	89,793	-
Total shares excluded from calculation	1,189,793	650,000

Note 9. Stock-based Compensation

During the six months ended June 30, 2021 and 2020, there was $17,841 and $1,240, respectively, in stock-based compensation associated with stock options included in Research and development expense. Additionally, during the same periods there was $125,837 and $26,219, respectively, of expense associated with shares issued for services. The following table shows where the expense has been recorded.

	Six Months Ended June 30,
	2021	2020
Research and development	$29,031	$14,219
Sales and marketing	48,628	12,000
General and administrative	48,178	-
Total expense – shares issued for services	$125,837	$26,219

During the six months ended June 30, 2021, there were 450,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.65. The options vest in equal annual installments over three years beginning in April 2021 and expire five years after grant date. During the six months ended June 30, 2020, there were 650,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.40. The options vest in equal annual installments over three years beginning in July 2020 and expire five years after grant date. There were no options exercised, forfeited or cancelled during either period.

As of June 30, 2021, there was $53,927 of unrecognized compensation related to the 1,100,000 of outstanding options which is expected to be recognized over a weighted-average period of 22 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the six months ended June 30, 2021 was $0.12.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Risk-free interest rate	0.21%	0.51%
Expected life of the options	3.5 years	3.5 years
Expected volatility of the underlying stock	76.3%	70.7%
Expected dividend rate	0%	0%

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

On March 8, 2021, the Company entered into a Consulting Agreement (“Agreement 1”) with an Investor Relations Consultant, pursuant to which the Investor Relations Consultant was to provide investor relations services to the Company for consideration of 120,000 shares of common stock of the Company (the “Share Payment”) in addition to monthly cash payments for a term of three months. Agreement 1 contains a clause providing the Company the right to cancel the shares of common stock pursuant to the terms of Agreement 1. The value of the shares were to be expensed when the Investor Relations Consultant met the terms of the Consulting Agreement. The Company notified the Consultant that the Agreement was terminated effective April 7, 2021 without the terms of the Consulting Agreement being met. The Company cancelled the Share Payment associated with the Consulting Agreement.

On March 10, 2021, the Company entered into a Consulting Agreement (“Agreement 2”) with a Legal Consultant to provide legal services to the Company for consideration of 30,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 2 is 16 months and the value of the shares is being expensed over the term.

On May 5, 2021, the Company entered into a Consulting Agreement (“Agreement 3”) with a Strategic Advisory Consultant to provide strategic and advisory services to the Company for consideration of 30,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 3 is three months and the value of the shares is being expensed over the term.

On June 14, 2021, the Company entered into a Consulting Agreement (“Agreement 4”) with a Strategic Advisory Consultant to provide strategic and advisory services to the Company for consideration of 20,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 4 is one month and the value of the shares is being expensed over the term.

Options outstanding at June 30, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	166,667	$0.40	December 31, 2024
June 27, 2020	150,000	50,000	$0.40	December 31, 2024
January 1, 2021	450,000	150,000	$0.65	December 31, 2025
Total	1,100,000	366,667

Warrants outstanding at June 30, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 16, 2021	15,900	15,900	$0.75	March 15, 2023
May 7, 2021	53,704	53,704	$0.74	May 6, 2023
June 17, 2021	12,189	12,189	$0.83	June 16, 2023
Total	89,793	89,793

Note 10. Related-Party Transactions

Convertible notes payable, related party: See Note 6.

Note 11. Commitments and Contingencies

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

There are no pending or threatened legal proceedings as of June 30, 2021. The Company has no non-cancellable operating leases.

Note 12. Subsequent Events

On July 16, 2021, the Company entered into a Consulting Agreement (“Agreement 4”) with a Strategic Advisory Consultant to provide strategic and advisory services to the Company for consideration of 20,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 4 is one month and the value of the shares is being expensed over the term.

On August 10, 2021, the Company entered into a Securities Purchase Agreement with Mercer Street Global Opportunity Fund, LLC (“Buyer”), pursuant to which the Company issued to Buyer its Original Issue Discount Secured Convertible Promissory Note (the “Note”) in the principal amount of $806,000 and warrants to purchase 930,000 shares of the common stock of the Company (the “Warrants”) for which the Company received aggregate consideration of $750,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with the Buyer.

The principal amount of the Note and all interest accrued thereon is payable on August 10, 2022, and is secu+red by a lien on substantially all of the Company’s assets. The Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock of the Company at a price of $0 ..65 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any ten consecutive trading days beginning on the date of the effectiveness of a registration statement with respect to the shares issuable upon conversion of the Note and ending 60 days after the date of such effectiveness is below $0.65, the conversion price shall be reduced to such average price but in no event less than $0.455 per share. In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents were sold.

The Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. The Note provides further that the Company will be liable to the Buyer for various amounts, including the cost of a buy-in, if the Company shall default in its obligation to register the shares issuable upon conversion of the Note for sale by the Buyer under the Securities Act or otherwise fail to facilitate Buyer’s sale of the shares issuable upon conversion of the Note as required by the terms of the Note.

The Warrants are initially exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant. The shares issuable upon conversion of the Note and exercise of the Warrants are to be registered under the Securities Act of 1933, as amended, for resale by the Buyer as provided in the Registration Rights Agreement. If at any time after the six-month anniversary of the date of the Purchase Agreement, there is no effective registration statement covering the resale of the shares issuable upon exercise of the Warrants at prevailing market prices by the Buyer, then the Warrant may be exercised by means of a “cashless exercise” in which event the Buyer would be entitled to receive a number of shares determined in accordance with a customary formula as set forth in the Warrant.

The Registration Rights Agreement requires the Company to file with the Securities and Exchange Commission within 45 days following the closing of the issuance of the Note, a registration statement (the “Registration Statement”) with respect to all shares which may be acquired upon conversion of the Note and exercise of the Warrant (the “Registrable Securities”) and to cause the Registration Statement to be declared effective no later than 90 days after the date of the issuance of the Note, provided, that if the Company is notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to further review and comments, the Company shall cause the Registration Statement to be declared effective on the fifth trading day following the date on which the Company is so notified. The Company is to cause the Registration Statement to remain continuously effective until all Registrable Securities covered by such Registration Statement have been sold, or may be sold pursuant to Rule 144 without the volume or other limitations of such rule, or are otherwise not required to be registered in reliance upon the exemption in Section 4(a)(1) or 4(a)(7) under the Securities Act.

For services rendered in connection with the Securities Purchase Agreement the Company paid Carter, Terry & Company a cash fee of $75,000 and is obligated to issue to Carter, Terry 36,145 shares of the Company’s common stock. In addition, the Company reimbursed the Buyer $10,000 for legal expenses incurred in connection with the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we will provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCP’s with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics. Our virtual and point of care solutions also support remote patient monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. The Company’s revenue generated from sales of AllergiEnd® products was $124,532 in the fourth of quarter 2020 and $759,957 for the first six months of 2021.

In June 2021, the Company announced that it had acquired the method patent, trademark and website associated with AllergiEnd®’s diagnostic and allergen immunotherapy product portfolio from MedScience Research Group, Inc. The acquisition of the AllergiEnd® assets provides the Company the opportunity to more fully integrate and leverage the product portfolio across our marketing platform, customer relationships and cost structure.

Based on the success of PCPs using our QHSLab allergy diagnostics combined with the products acquired from MedScience, we intend to increase our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostic and treatments, and digital medicine programs that PCPs can use and prescribe in their practices. In all cases, PCPs will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

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

COVID-19 has accelerated both the healthcare provider and patient acceptance of virtual care and remote monitoring and therapeutic technologies supported by a physicians direct involvement. Regulators and insurance companies are also recognizing what health care technologists have been saying for nearly 15 years, which is that most chronic conditions are better managed with more frequent and short encounters than infrequent visits. The Centers for Medicare and Medicaid Services (CMS) and commercial health insurers are beginning to recognize that AI enabled digital medicine technologies such as those provided through QHSLab can provide the necessary tools and support to foster patient treatment adherence in between visits to a physician.

The Company’s ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab and the sale of diagnostic related products and treatment protocols and the provision of services through our QHSLab. Currently, we are generating revenues from the sale of AllergiEnd® diagnostic related products and immunotherapy treatments. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products. We will continue to upgrade QHSLab’s offerings in an effort to increase the number of products sold based upon the services it can provide and before which we are able to charge a fee for its use.

Our revenues are largely determined by the volume of product delivered and the prices at which such products are sold. The principal factors determining our costs are the cost of improvements to QHSLab, the costs of products sold to PCPs, marketing expenses to recruit new PCPs and introduce new products and financing costs. As our business grows, these costs should be leveraged over a wider base of PCPs leading to a reduction in costs per sale and, helping to increase our gross margin.

Results of Operations

Three months and six months ended June 30, 2021 as compared to the three months and six months ended June 30, 2020

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. For the three months ended June 30, 2021, we generated revenues of $455,622 compared to $0 revenues in the comparable period of 2020 when we were focused on developing our software. For the six months ended June 30, 2021, we generated revenues of $759,957 compared to $0 revenues in the comparable period of 2020. The revenue increases for the three and six months ended June 30, 2021, sequentially and as compared to the comparable period in 2020, was primarily driven by sales of Allergy Diagnostic Kits of $272,865 and Immunotherapy Treatment services of $169,579 for the three months ended June 30, 2021, and sales of Allergy Diagnostic Kits of $460,272 and Immunotherapy Treatment services of $277,432 for the six months ended June 30, 2021 as we continued to expand the roll-out of our product lines and customer base.

Our revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Allergy Diagnostic Kit Sales	$272,865	$-	$460,272	$-
Immunotherapy Treatment Sales	169,579	-	277,432	-
Shipping and handling	13,178	-	22,253	-
Total revenue	$455,622	$-	$759,957	$-

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kit products and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales.

For the three months ended June 30, 2021 and 2020, cost of revenues was $248,502 and $0, respectively.

The Company generated a gross profit of $207,120, or a 45.5% gross margin for the three months ended June 30, 2021. The increase in gross margin was primarily attributable to the larger base of sales as well as customer and product mix.

For the six months ended June 30, 2021 and 2020, cost of revenues was $419,258 and $0, respectively.

The Company generated a gross profit of $340,699, or a 44.8% gross margin for the six months ended June 30, 2021. The increase in gross margin was primarily attributable to the larger base of sales as well as customer and product mix.

We are introducing new products at an early stage in our development cycle and the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution. R&D costs are expensed as they are incurred.

For the three months ended June 30, 2021, R&D expenses totaled $15,271 which is a decrease of $5,053, or 25%, compared to $20,324 for the three months ended June 30, 2020.

For the six months ended June 30, 2021, R&D expenses totaled $43,292 which is a decrease of $4,620, or 10%, compared to $47,912 for the six months ended June 30, 2020.

The decreases in R&D expenses for the three and six months ended June 30, 2021, as compared to the comparable periods of 2020, is primarily due to a reduction in the amount of time associated with R&D contractors. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Selling and Marketing

Selling and marketing expenses consist primarily of costs associated with selling and marketing our products to PCP’s, principally ongoing sales efforts to recruit new PCP’s and maintain our relationships with PCP’s already using our software and products. Beginning in January 2021, these expenses included newly hired employees of the Company in addition to third-party consultants. For the three months ended June 30, 2021, selling and marketing expenses totaled $161,619 compared to $19,850 for the three months ended June 30, 2020.

For the six months ended June 30, 2021, selling and marketing expenses totaled $273,308 compared to $19,850 for the six months ended June 30, 2020.

We expect our selling and marketing expenses to increase as we grow our customer base and launch additional products. However, sales and marketing expenses as a percentage of revenue may decrease if we are successful in onboarding a sufficient number of PCP’s and maintaining our relationships with these PCP’s once they begin to purchase our products.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended June 30, 2021, general and administrative expenses totaled $134,964, an increase of $119,920, compared to $15,044 for the three months ended June 30, 2020.

For the six months ended June 30, 2021, general and administrative expenses totaled $205,090, an increase of $166,912, compared to $38,178 for the six months ended June 30, 2020.

The increases in general and administrative expenses for the three and six months ended June 30, 2021, as compared to the comparable periods of 2020, was primarily due to increased consulting fees for legal, investor relations and management services associated with the increase in our business activities. Additionally, we incurred expenses associated with processing payments on the sales invoices generating revenue.

Other Expense

For the three months ended June 30, 2021, interest expense increased by $961 to $7,593 from $6,632 for the three months ended June 30, 2020

For the six months ended June 30, 2021, interest expense increased by $4,992 to $18,022 from $13,030 for the six months ended June 30, 2020. The increase in interest expenses for the three and six months ended June 30, 2021, was due to an increase in the convertible note payable balances and recently incurred debt at June 30, 2021 compared to June 30, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2021, we had current assets totaling $285,178, including $145,947 of cash, $58,599 of accounts receivable, $65,491 of inventory, and $15,141 related to prepaid balances and other current assets. At such date we had total current liabilities of $368,682 consisting of $45,232 in accounts payable, $311,557 relating to current portions of loan balances and $11,893 in accrued expenses and other current liabilities. Our long-term liabilities balance of $1,070,562 consisted of convertible notes totaling $432,377 and $524,443 associated with the long-term portion of loans payable, and accrued interest expenses of $113,742.

On December 31, 2020, we had $297,863 of current assets including $94,342 of cash, $60,522 of accounts receivable, $99,701 of inventory, $11,598 related to the prepayment of service contracts. We had total current liabilities of $214,620 consisting of $159,620 in accounts payable and accrued expenses and $55,000 in a convertible note payable. Our long-term liabilities at such date of $691,569 consisted of seven convertible notes in the aggregate principal and premium amount of $576,003 along with accrued interest expenses of $115,566. As of December 31, 2020, we had total liabilities of $906,189.

The increase in our liabilities from December 31, 2000, to June 30, 2021, relates primarily to the promissory note of $750,000 issued in connection with our acquisition of certain assets related to our AllergiEnd® products. The acquisition of these assets should enable us to increase our margins on the sale of these products enabling us to satisfy the $750,000 Note.

The increases in accounts receivable, inventory and accounts payable primarily relate to sales of AllergiEnd® Products.

We used cash of $99,404 and $66,451 in operations during the six-month periods ending June 30, 2021 and 2020, respectively. We began to generate revenues in the fourth quarter of 2020. Nevertheless, we continued to generate negative cash flows which were financed primarily through our entry into a factoring agreement for our receivables, a loan from our credit card processor and related-party borrowings as we had done previously. As a result, we owed $418,345, including principal and accrued interest, to our principal shareholder as of June 30, 2021. In addition, to preserve our cash, we paid our obligations to certain of our vendors by issuances of an aggregate of 80,000 shares of our common stock during the first six months of 2021, net of cancelled shares.

Our convertible notes payable were reduced during the first six months of 2021 as four notes totalling $326,288, inclusive of accrued interest, were converted into 760,290 shares of our common stock and 89,793 warrants. In addition, in the second quarter of 2021 we sold 50,000 shares of our common stock to one individual for $30,000.

Although we are now generating revenues from the sale of our AllergiEnd® products we are likely to continue to require funds to support our operations for the immediate future. If our business continues to grow, we will seek to satisfy our cash needs by issuances of our equity securities or debt. In the past, we have had to rely on our principal shareholder to support our operations. If we are unable to obtain the funds we need from third parties, there is no assurance that any of our related parties will continue to provide such capital as may be necessary to continue our business or, if such funds are provided, that the agreed upon terms of any advance will be favorable to us.

To facilitate the expansion of our operations, on August 10, 2021, we entered into a Securities Purchase Agreement with Mercer Street Global Opportunity Fund, LLC (“Buyer”), pursuant to which we issued an Original Issue Discount Secured Convertible Promissory Note (the “Note”) in the principal amount of $806,000 and warrants to purchase 930,000 shares of our common stock (the “Warrants”) for which we received consideration from the Buyer of $750,000 and from which, after payment of brokerage commissions and other expenses, we derived net proceeds of approximately $665,000. In addition, we entered into a Registration Rights Agreement with the Buyer.

The principal amount of the Note and all interest accrued thereon is payable on August 10, 2022, and is secured by a lien on substantially all of our assets. The Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into shares of our common stock at a price of $0.65 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any ten consecutive trading days beginning on the date of the effectiveness of a registration statement with respect to the shares issuable upon conversion of the Note and ending 60 days after the date of such effectiveness is below $0.65, the conversion price shall be reduced to such average price but in no event less than $0.455 per share. In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if we issue common stock or common stock equivalents at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents are sold.

The Warrants are exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments. The shares issuable upon conversion of the Note and exercise of the Warrants are to be registered under the Securities Act for resale by the Buyer as provided in the Registration Rights Agreement. If at any time after the six-month anniversary of the date of the Purchase Agreement, there is no effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, then the Warrant may be exercised by means of a “cashless exercise.”

For services rendered in connection with the Securities Purchase Agreement we paid Carter, Terry & Company a cash fee of $75,000 and are obligated to issue to Carter, Terry 36,145 shares of the Company’s common stock.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $1,947,732 at June 30, 2021, generated net losses of $199,013 and $140,269 for the six months ended June 30, 2021 and 2020, respectively, and used cash of $99,404 and $66,451 in operations in these periods. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and borrowings, and that we will remain highly leveraged as we seek to expand our business. Our working capital requirements are expected to increase in line with the growth of our business, as we incur marketing expenses and the cost of building an inventory. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have entered into a Receivables Purchase and Security Agreement providing us with up to $150,000 against certain accounts receivable and received a short-term from our merchant bank with repayments tied to future credit card payment transactions. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and advances from our principal shareholder. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of June 30, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I or 15d-15I under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures as they can be supported by the growth in our business.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first half of 2021 we issued an aggregate of 2,040,290 shares of our common stock, net of cancelled shares, in private placements, including shares issued upon conversion of outstanding convertible notes, shares issued for services rendered, shares issued for cash and 1,250,000 shares issued upon the acquisition of certain assets as described in our Report on Form 8-K dated June 23, 2021.

We issued 251,805 shares of common stock to an individual who elected on January 1, 2021, to convert $55,000 of principal and $7,951 of accrued interest represented by a Convertible Promissory Note issued September 12, 2019. On March 31, 2021 the holder of a convertible note in the principal amount of $88,626 elected to convert the outstanding principal and accrued interest into common stock at a price of $0.55 per share resulting in the issuance of 181,313 shares of common stock. As of March 31, 2021, one of the individuals who in September 2020 purchased a Convertible Promissory Note in the principal amount of $30,000 elected to convert the outstanding principal and accrued interest into 63,600 shares of common stock at a price of $0.50 per share. The holder also received warrants exercisable for two years to purchase 15,900 common shares at a price of $0.75 per share. As of June 17, 2021, an individual who in September 2020 purchased a Convertible Promissory Note in the principal amount of $25,000 elected to convert the outstanding principal and accrued interest into 48,755 shares of common stock at a price of $0.55 per share. The holder also received warrants exercisable for two years to purchase 12,189 common shares at a price of $0.83 per share. Effective October 27, 2020, we issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder. As of May 7, 2021, the shareholder elected to convert the outstanding principal of $100,000 along with accrued interest into 214,817 shares of common stock at a price of $0.49. Additionally, the shareholder received warrants exercisable for two years to purchase 53,704 common shares at $0.74 per share.

During the first six months of 2021 we issued an aggregate of 80,000 shares of common stock to three individuals for services rendered or to be rendered. In June 2021, one of these individuals subscribed for 50,000 shares of our common stock at a price of $0.60 per share.

All of the issuances described above were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(1) as each of the transactions was negotiated individually and not pursuant to any public solicitation; the party which acquired the shares was either an accredited investor or had sufficient experience in the acquisition of restricted securities to evaluate the merits of acquiring the shares and acknowledged that the shares were being acquired for investment and had not been registered under the Securities Act and could not be sold in the absence of registration under the Securities Act or the availability of an exemption from such registration requirements. In each case, an appropriate restrictive “Securities Act” legend or stop transfer orders were placed on the certificate representing the shares or in the records of the Company’s transfer agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Note Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(10)	The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
10.1	Amendment No. 1 to Exclusive Distribution Agreement by and between USA Equities Corp. and MedScience Research Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2021).
10.2	Purchase Agreement by and between USA Equites Corp. and MedScience Research Group, Inc., dated June 23, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24)
10.3	Promissory Note Agreement by and between USA Equites Corp. and MedScience Research Group, Inc., dated June 23, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 24).
10.4	Manufacturing Agreement by and between USA Equites Corp. and MedScience Research Group, Inc., dated June 23, 2021. Portions of the Manufacturing Agreement containing pricing information have been omitted. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 24)
10.5	Securities Purchase Agreement between USA Equities Corp. and Mercer Street Global Opportunity Fund, LLC dated August 10, 2021
10.6	Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 issued by USA Equities Corp. to Mercer Street Global Opportunity Fund, LLC
10.7	Common Stock Purchase Warrant to purchase 930,000 shares issued by USA Equities Corp. to Mercer Street Global Opportunity Fund, LLC dated August 10, 2021
10.8	Registration Rights Agreement between USA Equities Corp. and Mercer Street Global Opportunity Fund, LLC dated August 10, 2021
31	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 16, 2021

