Form 10-Q
period 2021-09-30
USA EQUITIES CORP.
filed 2021-11-15
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Commission file number 0-19041

USA EQUITIES CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	30-1104301
(State of Incorporation)	(I.R.S. Employer Identification No.)

901 Northpoint Parkway, Suite 302, West Palm Beach, FL	33407
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (929) 379-6503

Securities Registered Pursuant to Section 12(g) of The Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock, $0.0001 Par Value	USAQ	NA

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

On November 15, 2021, the Registrant had 8,756,093 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

USA Equities Corp.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$543,311	$94,342
Accounts receivable	38,338	60,522
Inventory	101,236	99,701
Prepaid expenses and other current assets	37,321	11,598
Total current assets	720,206	266,163
Non-current assets:
Capitalized software development costs	139,865	31,700
Intangible assets, net	1,594,472	-
Total assets	$2,454,543	$297,863
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$87,560	$145,422
Loans payable, current portion	776,911	-
Other current liabilities	14,857	14,198
Convertible note payable, related party	-	55,000
Total current liabilities	879,328	214,620
Non-current liabilities:
Accrued interest expenses	118,836	115,566
Convertible notes payable	407,377	576,003
Loans payable, non-current portion	464,456	-
Total long-term liabilities	990,669	691,569

Total liabilities	1,869,997	906,189

Stockholders’ Equity (Deficit):

Preferred stock, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding at September 30, 2021 and December 31, 2020	108	108
Common stock, 900,000,000 shares authorized, $0.0001 par value; 8,679,170 shares issued and outstanding at September 30, 2021 and 6,562,735 shares issued and outstanding at December 31, 2020	868	656
Additional paid-in capital	2,832,072	1,139,629
Accumulated deficit	(2,248,502)	(1,748,719)
Total stockholders’ equity (deficit)	584,546	(608,326)
Total liabilities and stockholders’ equity (deficit)	$2,454,543	$297,863

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$324,479	$-	$1,084,436	$-

Cost of revenue	167,393	-	586,651	-

Gross profit	157,086	-	497,785	-

Operating Expenses:
Research and development	19,609	20,153	62,901	68,065
Sales and marketing	181,820	29,021	455,128	48,871
General and administrative	149,741	37,424	354,831	75,602
Loss on extinguishment of debt	-	-	-	21,299
Amortization	18,028	-	18,028	-
Total Operating Expenses	369,198	86,598	890,888	213,837

Net operating loss	(212,112)	(86,598)	(393,103)	(213,837)

Interest expense	88,658	6,850	106,680	19,880
Net loss	$(300,770)	$(93,448)	$(499,783)	$(233,717)

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.04)

Weighted average shares outstanding: (Basic and diluted)	8,646,399	6,388,822	7,570,228	6,078,611

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	6,562,735	$656	1,080,092	$108	$1,139,629	$(1,748,719)	$(608,326)
Shares issued for services	150,000	15	-	-	89,985	-	90,000
Unearned compensation – shares issued for services	-	-	-	-	(21,607)	-	(21,607)
Conversion of notes payable	496,718	50	-	-	194,161	-	194,211
Cancellation of shares	(100,000)	(10)	-	-	10	-	-
Stock-based compensation expense	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	(86,686)	(86,686)
Balance at March 31, 2021	7,109,453	$711	1,080,092	$108	$1,411,098	$(1,835,405)	$(423,488)
Shares issued for services, net of cancellation	(70,000)	(7)	-	-	(41,893)	-	(41,900)
Unearned compensation – shares issued for services	-	-	-	-	99,344	-	99,344
Conversion of notes payable	263,572	26	-	-	132,049	-	132,075
Stock-based compensation expense	-	-	-	-	8,921	-	8,921
Shares issued for asset purchase	1,250,000	125	-	-	862,375	-	862,500
Share purchase	50,000	5	-	-	29,995	-	30,000
Net loss	-	-	-	-	-	(112,327)	(112,327)
Balance at June 30, 2021	8,603,025	$860	1,080,092	$108	$2,501,889	$(1,947,732)	$555,125
Shares issued for services	40,000	4	-	-	33,196	-	33,200
Warrants issued with convertible note payable	-	-	-	-	221,779	-	221,779
Unearned compensation – shares issued for services	-	-	-	-	36,291	-	36,291
Stock-based compensation expense	-	-	-	-	8,921	-	8,921
Shares issued in funding	36,145	4	-	-	29,996	-	30,000
Net loss	-	-	-	-	-	(300,770)	(300,770)
Balance at September 30, 2021	8,679,170	$868	1,080,092	$108	$2,832,072	$(2,248,502)	$584,546

Balance at January 1, 2020	5,762,735	$576	1,080,092	$108	$990,856	$(1,421,331)	$(429,791)
Stock-based compensation expense	-	-	-	-	155	-	155
Net loss	-	-	-	-	-	(78,419)	(78,419)
Balance at March 31, 2020	5,762,735	$576	1,080,092	$108	$991,011	$(1,499,750)	$(508,055)
Shares issued for services	550,000	55	-	-	98,445	-	98,500
Unearned compensation – shares issued for services	-	-	-	-	(72,281)	-	(72,281)
Stock-based compensation expense	-	-	-	-	1,085	-	1,085
Net loss	-	-	-	-	-	(61,850)	(61,850)
Balance at June 30, 2020	6,312,735	$631	1,080,092	$108	$1,018,260	$(1,561,600)	$(542,601)
Shares issued for services	250,000	25	-	-	167,725	-	167,750
Unearned compensation – shares issued for services	-	-	-	-	(128,511)	-	(128,511)
Stock-based compensation expense	-	-	-	-	2,921	-	2,921
Net loss	-	-	-	-	-	(93,448)	(93,448)
Balance at September 30, 2020	6,562,735	$656	1,080,092	$108	$1,060,395	$(1,655,048)	$(593,889)

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Operating activities
Net loss	$(499,783)	$(233,717)
Amortization	18,028	-
Amortization of debt and warrant issuance costs	54,881	-
Stock-based compensation	26,762	4,161
Shares issued for services	195,328	65,458
Loss on extinguishment of debt	-	21,299
Changes in net assets and liabilities:
Decrease in accounts receivable	22,184	-
Increase in inventory	(1,535)	-
Increase in accrued interest	30,535	19,029
Increase in prepaid expenses and other current assets	(25,723)	(4,374)
(Decrease)/increase in accounts payable and accrued expenses	(56,808)	1,715
Cash flows from operating activities	(236,131)	(126,429)

Investing activities:
Capitalized software	(108,165)	(16,000)
Cash flows from investing activities	(108,165)	(16,000)

Financing activities:
Proceeds from sales of common stock	30,000	-
Issuance of convertible notes payable	850,000	55,000
Proceeds of loan borrowings	86,000	-
Repayments of loan borrowings	(87,735)	-
Payment of debt issuance costs	(85,000)	-
Proceeds of related-party borrowings	-	90,517
Cash flows from financing activities	793,265	145,517

Change in cash	448,969	3,088
Cash - beginning of year	94,342	23,590
Cash - end of period	$543,311	$26,678

Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$326,286	$-
Debt and common stock issued for intangible assets (Note 4)	$1,612,500	$-
Common stock issued for debt issuance costs	$30,000	$-
Warrants issued in conjunction with convertible note payable	$221,779	-
Conversion of due to related party to long-term debt	$-	$88,016

See accompanying notes to the unaudited condensed consolidated financial statements.

USA Equities Corp.

Notes to the Condensed Consolidated Financial Statements

Note 1. The Company

USA Equities Corp. (the “Company”, “We” or the “Registrant”) was incorporated in Delaware on September 1, 1983. In 2015 the Company changed its name to USA Equities Corp. On September 23, 2021, the Company changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its newly formed wholly-owned subsidiary, USA Equities Corp., a Nevada corporation (“USA Equities Nevada”), the surviving entity pursuant to an Agreement and Plan of Merger. The reincorporation was approved by the stockholders of the Company and USA Equities Nevada is deemed to be the successor to USA Equities Corp, the Delaware corporation.

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

Prior to the transaction with MPI, the owner of a majority of the outstanding Class A voting shares of MPI owned approximately 91% of our then outstanding shares. Consequently, the transaction with MPI was accounted for as a change in reporting entity between entities under common control, which requires retrospective combination of the entities for all periods as if the combination had been in effect since inception of common control in accordance with ASC 250-10-45-21, Accounting Changes and Error Corrections. As a result of the Share Exchange, MPI became our wholly-owned-subsidiary.

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, has negative operating cash flows and began recognizing revenues in the fourth quarter of fiscal 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2020 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Capitalized software development costs for internal-use software totaled $139,865 as of September 30, 2021 and $31,700 as of December 31, 2020. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized during the periods ended September 30, 2021 and December 31, 2020. There were no impairments recognized during the periods ended September 30, 2021 and December 31, 2020.

Intangible Assets: Intangible assets represent the value the Company paid to acquire assets including a trademark, patent and web domain on June 23, 2021. The provisional allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. These assets are accounted for in accordance with ASC 350-30, Intangibles, General Intangibles Other Than Goodwill. The cost of the assets is amortized over the remaining useful life of the assets as follows:

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

There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and disclosures. The Company elected to treat similar contracts as a portfolio of contracts, as allowed under ASC 606. The contracts that fall within the portfolio have the same terms and management has the expectation that the result will not be materially different from the consideration of each individual contract.

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the nine months ended September 30, 2021 and 2020, there was $62,901 and $68,065, respectively, of research and development expenses incurred.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2021 or 2020.

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

The Company has net operating losses of $2,217,514 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Note 4. Capitalized Software and Intangible Assets

Non-current assets consist of the following at September 30, 2021 and December 31, 2020:

	Estimated Useful Life (in years)	September 30, 2021	December 31, 2020
Capitalized Software TBD		$139,865	$31,700
Intangible Assets:
U.S. Method Patent	13.4	967,500	-
Web Domain	N/A	161,250	-
Trademark	N/A	483,750	-
Total Intangible Assets		$1,612,500	$-
Accumulated amortization		(18,028)	-
Intangible assets, net		$1,594,472	$-

Capitalized software represents the development costs for internal-use software. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized yet. Capitalization will cease and amortization will begin once development is substantially complete. The Capitalized software costs will be amortized over the estimated life of the software. There were no impairments recognized during the periods ended September 30, 2021 and December 31, 2020.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021. The provisional allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization expense during the three month period ended September 30, 2021 and no amortization expense during the period ended December 31, 2020.

Note 5. Loans Payable

On June 21, 2021, the Company entered into a fixed-fee short-term loan with its merchant bank and received $86,000 in loan proceeds. The loan payable, which is classified within current liabilities, will be repaid in nine months of the original loan date with the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company. As of September 30, 2021, the loan balance is $52,566.

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 4 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, will be paid in 36 equal monthly installments beginning in July 2021. The principal balance of the loan is divided between current and long-term liabilities on the Company’s Condensed Consolidated Balance Sheet. The combined principal due along with accrued interest as of September 30, 2021 is $695,699.

Note 6. Convertible Notes Payable

Convertible notes payable at September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
Note 1 and accrued interest and premium – Principal shareholder	$201,774	$195,177
Note 2 and accrued interest – Principal shareholder	127,142	126,210
Note 3 and accrued interest – Shareholder	-	62,951
Note 4 and accrued interest – Principal shareholder	-	97,537
Note 5 and accrued interest – Accredited investors	-	56,462
Note 6 and accrued interest – Principal shareholder	93,297	89,347
Note 7 and accrued interest – Accredited investors	-	101,781
Note 8 and accrued interest – Accredited investors	26,925	25,055
Note 9 and accrued interest – Shareholder	104,000	-
Note 10 and accrued interest, net of discount and issuance costs – Mercer Note	473,733	-
Total Convertible notes payable and accrued interest	$1,026,871	$754,520

Note 1 – In October 2009, the Company issued a Convertible Promissory Note with a principal amount of $73,500 to its principal shareholder (Note 1). The note bears interest at the rate of 12% per annum until paid or the note and accrued interest is converted into shares of the Company’s common stock. On February 27, 2020, the note was modified to extend the maturity date to June 30, 2023 and increase the conversion price to $0.10 per share. In accordance with ASC 470-50-40, Debt, Modification and Extinguishments, the modification was accounted for as an extinguishment with a loss of $21,299 on the extinguishment of debt and an offsetting premium on the new note recorded during the quarter ended June 30, 2020. As of September 30, 2021 and December 31, 2020, this note had accumulated $106,975 and $100,378, respectively, in accrued interest.

Note 2 – Effective September 1, 2019, the Company issued a Convertible Promissory Note in the principal amount of $124,562 to its principal shareholder in consideration for advances previously made to the Company (Note 2). This note bears interest at the rate of 1% per annum and is due and payable on December 30, 2022. The Note is convertible into shares of common stock at a price of $0.25 per share. As of September 30, 2021 and December 31, 2020, this note had accumulated $2,580 and $1,648, respectively of accrued interest.

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

Note 4 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its principal shareholder in consideration for advances previously made to the Company (Note 4). This note bore interest at the rate of 10% per annum and was due and payable on December 30, 2022. The Note was convertible into shares of common stock at a price of $0.55 per share. On March 15, 2021, the majority shareholder assigned this convertible note along with all accrued and future interest to a third-party shareholder. On March 31, 2021 the shareholder elected to convert the outstanding principal of $88,626 along with accrued interest of $11,096 into common stock at a price of $0.55 per share resulting in the issuance of 181,313 shares of common stock. As of September 30, 2021 and December 31, 2020, this note had accumulated $0 and $8,911, respectively of accrued interest.

Note 5 – Under subscription agreements dated September 25, 2020, the Company issued Convertible Promissory Notes (the “Notes”) to various individuals totaling $55,000. The Notes bore interest at the rate of 10% per annum and matured on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless a Default Event, as defined, occurs. The Company could satisfy the Notes upon maturity or Default, as defined, by the issuance of Common shares at a conversion price equal to the greater of a 20% discount to the 15 day average market price of the Company’s common stock or $0.10. The principal and interest accrued are convertible at any time after six months through the Maturity Date at the option of the holder at a 20% discount to the 15 day average market price of the Company’s share price, but in no event less than $0.10 per share. Upon conversion of any portion of the Notes, the investor will receive warrants to purchase up to 25% of the number of common shares issued as a result of such conversion exercisable for a period of two years at a price per share equal to 150% of the conversion price of the Notes.

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

As of September 30, 2021 and December 31, 2020, these notes had accumulated $0 and $1,462, respectively of accrued interest.

Note 6 – Effective September 30, 2020, the Company issued a Convertible Promissory Note in the principal amount of $88,016 to its principal shareholder in consideration for advances previously made to the Company (Note 6). This note bears interest at the rate of 6% per annum and is due and payable on December 31, 2022. The Note is convertible into shares of common stock at a price of $1.00 per share. As of September 30, 2021 and December 31, 2020, this note had accumulated $5,281 and $1,331, respectively of accrued interest.

Note 7 – Effective October 27, 2020, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 7). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of May 7, 2021, the shareholder had elected to convert outstanding principal of $100,000 along with accrued interest into 214,817 shares of common stock at a price of $0.49. Additionally, the shareholder received warrants, exercisable for two years, to purchase 53,704 common shares at $0.74 per share. As of September 30, 2021 and December 31, 2020, this note had accumulated $0 and $1,781, respectively of accrued interest.

Note 8 – Effective December 23, 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a shareholder (Note 8). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of September 30, 2021 and December 31, 2020, this note had accumulated $1,925 and $55, respectively of accrued interest.

Note 9 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 9). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless a Default Event, as defined, occurs. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of Common shares at a conversion price equal to the greater of a 25% discount to the 15 day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time after six months through the maturity date of September 30, 2022 at the option of the holder at a 25% discount to the 15 day average market price of the Company’s share price, but in no event less than $0.50 per share. As of September 30, 2021, this note had accumulated $4,000 of accrued interest.

Note 10 – Effective August 10, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which it issued to the investor an Original Issue Discount Secured Convertible Promissory Note (the “Note”) in the principal amount of $806,000 and warrants to purchase 930,000 shares of the Company’s common stock for aggregate consideration of $750,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with the investor.

The principal amount of the Note and all interest accrued thereon is payable on August 10, 2022, and are secured by a lien on substantially all of the Company’s assets. The Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock at a price of $0.65 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, the Note provides, subject to certain limited exceptions, that if we issue any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold. The conversion price of the Note had been subject to a potential decrease if the average closing price of the Company’s common stock during any ten consecutive trading days beginning September 16, 2021, and ending on November 15, 2021, was below $0.65. As the trading price of the common stock has not been below $0.65 since September 21, 2021, this provision is no longer operative.

The 930,000 Warrants are initially exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant. The shares issuable upon conversion of the Note and exercise of the Warrants are to be registered under the Securities Act of 1933, as amended, for resale by the investor as provided in the Registration Rights Agreement. If at any time after February 10, 2022, there is no effective registration statement covering the resale of the shares issuable upon exercise of the Warrants at prevailing market prices, then the Warrants may be exercised by means of a “cashless exercise” in which event the investor would be entitled to receive a number of shares determined in accordance with a customary formula set forth in the Warrant.

The Company accounts for the allocation of its issuance costs to its Warrants in accordance with ASC 470-20, Debt with Conversion and Other Options. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The Company used the relative fair value at the time of issuance to allocate the value received between the convertible note and the warrants.

The Company estimated the fair value of warrants utilizing the Black-Scholes pricing model, which is dependent upon several assumptions such as the expected term of the Warrants, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected term and expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of warrants. The value allocated to the relative fair value of the Warrants was recorded as debt issuance costs and additional paid in capital.

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the note, along with associated interest, is recorded with current liabilities on the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2021, this note had accumulated $5,631 of accrued interest, total unamortized debt issuance costs of $289,723, including the Warrant value, and the remaining discount of $48,175.

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

Note 8. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2021 and 2020 as the result would be anti-dilutive.

	Nine Months Ended September 30,
	2021	2020
Stock options	1,100,000	650,000
Stock warrants	1,019,793	-
Total shares excluded from calculation	2,119,793	650,000

Note 9. Stock-based Compensation

During the nine months ended September 30, 2021 and 2020, there was $26,762 and $4,161, respectively, in stock-based compensation associated with stock options included in Research and development expense. Additionally, during the same periods there was $195,328 and $65,458, respectively, of expense associated with shares issued for services. The following table shows where the expense has been recorded.

	Nine Months Ended September 30,
	2021	2020
Research and development	$29,031	$35,844
Sales and marketing	98,332	22,531
General and administrative	67,965	7,083
Total expense – shares issued for services	$195,328	$65,458

During the nine months ended September 30, 2021, there were 450,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.65. The options vest in equal annual installments over three years beginning in April 2021 and expire five years after grant date. During the nine months ended September 30, 2020, there were 650,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.40. The options vest in equal annual installments over three years beginning in July 2020 and expire five years after grant date. There were no options exercised, forfeited or cancelled during either period.

As of September 30, 2021, there was $45,006 of unrecognized compensation related to the 1,100,000 of outstanding options which is expected to be recognized over a weighted-average period of 16 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the nine months ended September 30, 2021 was $0.12.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Risk-free interest rate	0.21%	0.51%
Expected life of the options	3.5 years	3.5 years
Expected volatility of the underlying stock	76.3%	70.7%
Expected dividend rate	0%	0%

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

On May 5, 2021, the Company entered into a Consulting Agreement (“Agreement 3”) with a Strategic Advisory Consultant to provide strategic and advisory services to the Company for consideration of 30,000 shares of common stock of the Company (the “Share Payment”). The term of Agreement 3 was three months and the value of the shares was expensed over the term.

On June 14, 2021, the Company entered into a one-month Consulting Agreement (“Agreement 4”) with a Strategic Advisory Consultant to provide strategic and advisory services to the Company for consideration of 20,000 shares of common stock of the Company (the “Share Payment”).

On July 16, 2021, the Company entered into a one-month Consulting Agreement (“Agreement 5”) with a Strategic Advisory Consultant to provide strategic and advisory services to the Company for consideration of 20,000 shares of common stock of the Company (the “Share Payment”).

On August 16, 2021, the Company entered into a one-month Consulting Agreement (“Agreement 6”) with a Strategic Advisory Consultant to provide strategic and advisory services to the Company for consideration of 20,000 shares of common stock of the Company (the “Share Payment”).

Options outstanding at September 30, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	333,333	$0.40	December 31, 2024
June 27, 2020	150,000	100,000	$0.40	December 31, 2024
January 1, 2021	450,000	150,000	$0.65	December 31, 2025
Total	1,100,000	583,667

Warrants outstanding at September 30, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 16, 2021	15,900	15,900	$0.75	March 15, 2023
May 7, 2021	53,704	53,704	$0.74	May 6, 2023
June 17, 2021	12,189	12,189	$0.83	June 16, 2023
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
Total	1,019,793	1,019,793

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

Amounts due from the Factoring Company, net of fees, are typically included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. As of September 30, 2021, the balance due to the Factoring Company is included with other current liabilities on the Condensed Consolidated Balance Sheet.

There are no pending or threatened legal proceedings as of September 30, 2021. The Company has no non-cancellable operating leases.

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

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. The Company’s revenue generated from sales of AllergiEnd® products was $124,532 in the fourth of quarter 2020 and $1,084,436 for the first nine months of 2021 of which $324,479 was generated in the third quarter.

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

COVID-19 has accelerated both the healthcare provider and patient acceptance of virtual care and remote monitoring and therapeutic technologies supported by a physician’s direct involvement. Regulators and insurance companies are also recognizing what health care technologists have been saying for nearly 15 years, which is that most chronic conditions are better managed with more frequent and short patient encounters than infrequent visits to a medical professional. The Centers for Medicare and Medicaid Services (CMS) and commercial health insurers are beginning to recognize that AI enabled digital medicine technologies such as those provided through QHSLab can provide the necessary tools and support to foster patient treatment adherence in between visits to a physician.

Our ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab and the sale of diagnostic related products and treatment protocols and the provision of services through our QHSLab. Currently, we are generating revenues from the sale of AllergiEnd® diagnostic related products and immunotherapy treatments. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products. We will continue to upgrade QHSLab’s offerings in an effort to increase the number of products sold based upon the services it can provide and for which we are able to charge a fee for its use.

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

Results of Operations

Three months and nine months ended September 30, 2021 as compared to the three months and nine months ended September 30, 2020

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. For the three months ended September 30, 2021, we generated revenues of $324,479 compared to $0 revenues in the comparable period of 2020 when we were focused on developing our software. For the nine months ended September 30, 2021, we generated revenues of $1,084,436 compared to $0 revenues in the comparable period of 2020. The revenue increases for the three and nine months ended September 30, 2021, sequentially and as compared to the comparable periods in 2020, were primarily driven by sales of Allergy Diagnostic Kits of $186,122 and Immunotherapy Treatment services of $127,174 for the three months ended September 30, 2021, and sales of Allergy Diagnostic Kits of $646,394 and Immunotherapy Treatment services of $404,606 for the nine months ended September 30, 2021 as we continued to expand the roll-out of our product lines and customer base.

We anticipate that our revenues on the fourth quarter of 2021 will exceed those of the third quarter as third quarter revenues were impacted by a combination of a seasonal decline due to summer vacations, the demand for our PCPs to perform physical examinations on students returning to school, decreased patient visits due to the onset of the delta variant of Covid-19, as well as a shortage of medical assistants necessary to perform tests using our products. Should revenues increase in the fourth quarter as we anticipate, we will likely continue to generate negative cash flow from our operations.

Our revenues consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Allergy Diagnostic Kit Sales	$186,122	$-	$646,394	$-
Immunotherapy Treatment Sales	127,174	-	404,606	-
Shipping and handling	11,183	-	33,436	-
Total revenue	$324,479	$-	$1,084,436	$-

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kit products and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales.

For the three months ended September 30, 2021 and 2020, cost of revenues was $167,393 and $0, respectively.

The Company generated a gross profit of $157,086, or a 48.4% gross margin for the three months ended September 30, 2021. The increase in gross margin as compared to the first six months of 2021 was primarily attributable to the larger base of sales as well as shifts in the customer and product mix.

For the nine months ended September 30, 2021 and 2020, cost of revenues was $586,651 and $0, respectively.

The Company generated a gross profit of $497,785, or a 45.9% gross margin for the nine months ended September 30, 2021. Due to the absence of sales, there was no gross profit in the first nine months of 2020.

We are introducing new products at an early stage in our development cycle and the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Research and Development

Research and development expenses (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution. R&D costs are expensed as they are incurred.

For the three months ended September 30, 2021, R&D expenses totaled $19,609 which is a decrease of $544, or 3%, compared to $20,153 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, R&D expenses totaled $62,901 which is a decrease of $5,164, or 8%, compared to $68,065 for the nine months ended September 30, 2020.

The decreases in R&D expenses for the three and nine months ended September 30, 2021, as compared to the comparable periods of 2020, are primarily due to a reduction in the amount of time associated with R&D contractors. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Selling and Marketing

Selling and marketing expenses consist primarily of costs associated with selling and marketing our products to PCP’s, principally ongoing sales efforts to recruit new PCP’s and maintain our relationships with PCP’s already using our software and products. Beginning in January 2021, these expenses included newly hired employees of the Company in addition to third-party consultants. For the three months ended September 30, 2021, selling and marketing expenses totaled $181,820 compared to $29,021 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, selling and marketing expenses totaled $455,128 compared to $48,871 for the nine months ended September 30, 2020.

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

For the three months ended September 30, 2021, general and administrative expenses totaled $149,741, an increase of $112,317, compared to $37,424 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, general and administrative expenses totaled $354,831, an increase of $279,229, compared to $75,602 for the nine months ended September 30, 2020.

The increases in general and administrative expenses for the three and nine months ended September 30, 2021, as compared to the comparable periods of 2020, were primarily due to increased consulting fees for legal, investor relations and management services associated with the increase in our business activities. Additionally, we incurred expenses associated with processing payments on the sales invoices generating revenue.

Other Expense

For the three months ended September 30, 2021, interest expense increased by $81,808 to $88,658 from $6,850 for the three months ended September 30, 2020

For the nine months ended September 30, 2021, interest expense increased by $86,800 to $106,680 from $19,880 for the nine months ended September 30, 2020. The increases in interest expenses for the three and nine months ended September 30, 2021, were due to increases in the convertible note payable balances and recently incurred debt at September 30, 2021 and the amortization of the related discounts as compared to September 30, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2021, we had current assets totaling $720,206, including $543,311 of cash, $38,338 of accounts receivable, $101,236 of inventory, and $37,321 related to prepaid balances and other current assets. At such date we had total current liabilities of $879,328 consisting of $87,560 in accounts payable, $776,911 relating to current portions of loan balances and $14,857 in accrued expenses and other current liabilities. Our long-term liabilities balance of $990,669 consisted of convertible notes totaling $407,377 and $464,456 associated with the long-term portion of loans payable, and accrued interest expenses of $118,836.

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

The increase in our assets and liabilities from December 31, 2020, to September 30, 2021, relates primarily to the promissory note of $750,000 issued in connection with our acquisition of certain assets related to our AllergiEnd® products and the Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the “OID Note”) issued along with warrants to purchase 930,000 shares of our common stock for aggregate consideration of $750,000. The acquisition of the assets related to our AllergiEnd® products should enable us to increase our margins on the sale of these products enabling us to satisfy the $750,000 Note. The net proceeds of the OID Note primarily will be used to increase our sales and marketing efforts.

The changes in accounts receivable, inventory and accounts payable primarily relate to sales of AllergiEnd® Products.

We used cash of $236,131 and $126,429 in operations during the nine-month periods ending September 30, 2021 and 2020, respectively. We began to generate revenues in the fourth quarter of 2020. Nevertheless, we continued to generate negative cash flows which were financed primarily through our entry into a factoring agreement for our receivables, a loan from our credit card processor and related-party borrowings as we had done previously. As a result, we owed $422,213, including principal and accrued interest, to our principal shareholder as of September 30, 2021, in addition to increased amounts due to third parties discussed below. In addition, to preserve our cash, we paid our obligations to certain of our vendors by issuances of an aggregate of 156,145 shares of our common stock during the first nine months of 2021, net of cancelled shares.

Our convertible notes payable were reduced during the first nine months of 2021 as four notes totaling $326,288, inclusive of accrued interest, were converted into 760,290 shares of our common stock and 89,793 warrants. In addition, in the second quarter of 2021 we sold 50,000 shares of our common stock to one individual for $30,000.

Although we are now generating revenues from the sale of our AllergiEnd® products we are likely to continue to require funds to support our operations for the immediate future. If our business continues to grow, we will seek to satisfy our cash needs by issuances of our equity securities or debt. In the past, we have had to rely on our principal shareholder to support our operations. More recently, we have borrowed money from third parties. If we are unable to obtain the funds we need from third parties, there is no assurance that any of our related parties will continue to provide such capital as may be necessary to continue our business or, if such funds are provided, that the agreed upon terms of any advance will be favorable to us.

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

The principal amount of the Note and all interest accrued thereon is payable on August 10, 2022, and is secured by a lien on substantially all of our assets. The Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into shares of our common stock at a price of $0.65 per share, subject to anti-dilution adjustments in the event of certain corporate events as set forth in the Note, provided that if the average closing price of the Company’s common stock during any ten consecutive trading days beginning on September 16 and ending on November 15, 2021 is below $0.65, the conversion price shall be reduced to such average price but in no event less than $0.455 per share. In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if we issue common stock or common stock equivalents at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents are sold.

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

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $2,248,502 at September 30, 2021, generated net losses of $499,783 and $233,717 for the nine months ended September 30, 2021 and 2020, respectively, and used cash of $236,131 and $126,429 in operations in these periods. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I or 15d-15I under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2021, in connection with the sale of the OID Note, we issued 36,145 shares of our common stock to Carter, Terry & Company as part of its fee for services rendered.

During the first nine months of 2021 we issued an aggregate of 120,000 shares of common stock to three individuals for services rendered or to be rendered.

The issuance of our shares to Carter, Terry and the individuals were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(1) as the transaction was negotiated individually and not pursuant to any public solicitation; the parties which acquired the shares was either an accredited investor or had sufficient experience in the acquisition of restricted securities to evaluate the merits of acquiring the shares and acknowledged that the shares were being acquired for investment and had not been registered under the Securities Act and could not be sold in the absence of registration under the Securities Act or the availability of an exemption from such registration requirements. In each case, an appropriate restrictive “Securities Act” legend or stop transfer orders were placed on the certificate representing the shares or in the records of the Company’s transfer agent. The 36,145 shares of our common stock issued to Carter, Terry were included among the shares registered pursuant to our Registration Statement on Form S-1 declared effective on September 16, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Note Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between USA Equities Corp., a Delaware corporation, and its wholly-owned subsidiary, USA Equities Corp., a Nevada corporation (incorporated by reference to Appendix A to the Definitive Schedule 14C Information Statement filed June 21, 2021).
3.2	Articles of Incorporation of USA Equities Corp., a Nevada corporation (incorporated by reference to Exhibit B to the Definitive Schedule 14C Information Statement filed June 21, 2021).
3.2	Bylaws of USA Equities Corp., a Nevada corporation (incorporated by reference to Exhibit C to the Definitive Schedule 14C Information Statement filed June 21, 2021).
3.3	Certificate of Designation with respect to Series A Preferred Stock of USA Equities Corp., a Nevada corporation (incorporated by reference to Exhibit D to the Definitive Schedule 14C Information Statement filed June 21, 2021).
31	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	November 15, 2021

