Form 10-K
period 2021-12-31
USA EQUITIES CORP.
filed 2022-04-01
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

On June 30, 2021, the aggregate market value of our common stock held by non-affiliates was $2,572,904 based on 3,783,683 shares of common stock held by non-affiliates and a price of $0.68 per share, the closing price of our common stock on June 30, 2021.

On March 31, 2022, the Registrant had 8,815,508 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS.

Background

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCP’s with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics. Our digital healthcare and point of care solutions also support remote patient monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. The Company’s revenue generated from sales of AllergiEnd® products was $124,532 in the fourth of quarter 2020 and $1,414,421 for the year ending 2021.

In June 2021, we announced that we had acquired the method patent, trademark and website associated with AllergiEnd®’s diagnostic and allergen immunotherapy product portfolio. The acquisition of the AllergiEnd® assets provides us the opportunity to more fully integrate and leverage our product portfolio across our marketing platform, customer relationships and cost structure.

Based on the success of PCPs using our Quality Health Score Lab Expert System (“QHSLab”) digital healthcare platform combined with the acquired AllergiEnd® product line, we intend to increase our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostics and treatments, and digital medicine programs that PCPs can use and prescribe in their practices. In all cases, PCPs will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

Industry

The healthcare industry has yet to experience the improvements in outcomes, access, and cost-effectiveness that have transformed many other industries through the use of digital technologies. In an effort to address a worsening pandemic of chronic diseases associated with aging populations, technology companies are now contributing innovative solutions that enhance chronic and preventive care management through the structured capture, storage and analysis of large quantities of patient data, and remote monitoring digital applications to reduce the burden of care on healthcare systems.

Digital medicine products utilizing sophisticated hardware and software to capture, store, analyze and access patient data, can be used independently or in concert with pharmaceuticals, biologics, devices, or other products to optimize patient care and health outcomes. A key component of digital medicine is the analysis of raw patient data, including physiological and environmental signals or responses to digital health risk assessments to provide the physician with result-oriented output to support clinical decision making and better coordinate patient care and treatment.

Digital Therapeutics, that is, the use of digital medicine products to assess a patient’s state of health and monitor progress in response to recommended lifestyle changes, medication adherence and treatment regimens, is considered a treatment in its own right, and may be reimbursable depending upon a patient’s health condition and diagnosis, giving health-care providers an economic incentive to engage in digital healthcare. We intend to add features to our QHSLab which allow PCPs to engage in digital medicine for which they will be reimbursed.

Our Operating Model

Our mission is to enhance the quality of life of individuals and populations through physician-directed digital medicine and innovative, artificial intelligence (AI) enhanced preventive health technologies.

●	Value Based. The Company provides the tools that enhance health care for patients while lowering costs to insurance providers and corporate America and allowing physicians to increase their practice revenues.
●	Patient Centered. Our products streamline the relationship between physicians and their patients, providing a high quality experience for patients, and increasing the value provided to them during care.
●	Time Saving. Physicians can maximize face-to-face office visits and non-face-to-face patient education while generating additional revenue through reimbursable preventative services.
●	Prevention Focused. Our products are designed to promote prevention, early detection, management, and reversal of chronic diseases.

QHSLab Expert System

We have developed and are constantly upgrading our high-level, fully automated cloud-based SaaS system named the QHSLab which provides physicians and healthcare organizations with the ability to capture and store patient information electronically in a secure database. The patients’ data is analyzed by specific and proprietary algorithms, assisting the physician in making a diagnosis and prescribing a course of treatment and appropriate care coordination. During 2021, 163 medical practices utilized the QHSLab platform. We provided physicians at these practices with the analytical tools necessary to diagnose and treat allergies and asthma which allowed them to increase revenues by expanding the breadth of their practices. Our focus for the immediate future, is to increase the number of physicians utilizing the QHSLab platform, to charge users a monthly fee, to expand the number of diagnostic algorithms and health risk assessments incorporated into QHSLab and to add features which allow PCPs to engage in reimbursable forms of digital medicine, thereby enabling general practice physicians to increase their revenues.

Our QHSLab Expert System is capable of handling large quantities of data, without compromising security, accuracy or precision. We can set parameters to accommodate prospective client physician and healthcare organization policy and will deal easily with significant increases in user workload. Our cloud-based software and IT system scales to allow a virtually unlimited number of user sessions to be activated. By utilizing a set, well-known path built into our third-party ‘robust’ cloud server infrastructure our QHSLab is not only capable of scaling to a large number of users, but is also built on a globally-scalable architecture, allowing us to deliver high availability to users in just about any geographic region.

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

One example of how QHSLab can be programmed to provide a physician with specific information leading to a prescribed course of treatment is the use of QHSLab plus our AllergiEnd® allergy testing and treatment system. During 2021, 163 practices provided 11,235 patients with allergy diagnostic tests generating approximately $3.8 million dollars in new reimbursements for these practices. Additionally, physicians at these 163 practices provided allergen immunotherapy treatments to 1,019 patients generating approximately $1.2 million in new reimbursements for our customers. Traditionally, general practice physicians would have elected not to treat these conditions or referred the patients to an allergy specialist. It is estimated that practices utilizing AllergiEnd® and QHSLab enjoyed an additional 5-10% income for their practices with the addition of the Company’s products and treatments. It is noted that not all of these 163 practices commenced utilizing the Company’s products at the beginning of 2021, so in many cases, on a rolling 12 months basis, the Company’s products and services may in fact be supporting many of these practices to achieve new income levels well above 10% compared to not using the Company’s platform, products and services.

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

Our interventions are ideal for population-based approaches. We provide an efficient means of screening. Upon development, our interactive AI based programs will branch into in-depth assessment when a problem area is identified. QHSLab will include a large array of interventions that can be matched to individual user requirements.

QHSLab will be expanded to incorporate a wide variety of different digital healthcare intervention programs including allergies and asthma, mental health, musculoskeletal health and pain, hypertension, metabolic syndrome, sleep disorders, dietary assessments, weight loss and much more. Our AI driven approaches will range from patient treatment seeking interventions and motivational materials for participants in early stages of behavioral change to more detailed advice and support for participants in later stages of behavioral change. As a participant progresses (or regresses), different intervention materials will be available.

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

A recent article published December 28, 2021, in the Journal of the American Medical Association (JAMA) titled ‘Assessment of an Interactive Digital Health–Based Self-management Program to Reduce Hospitalizations Among Patients With Multiple Chronic Diseases’ reported on the success achieved by physicians utilizing a research system similar to QHSLab. The randomized clinical trial found that “among participants who received the internet chronic disease management intervention, fewer were admitted to the hospital” and “digital health interventions supporting patient self-management and self-monitoring has the potential to augment primary care among patients with multiple chronic diseases and co-morbidities.”

Physicians are seeking preventive and chronic care management tools for their medical decision making and patient care, including non-face to face interventions and easy to incorporate workflow digital screenings. Today, independent physicians and their practices desire digital health relationships that meet all their needs and those of their patients, instead of having to incorporate multiple limited services from numerous digital health companies. Physicians don’t have time to pick and choose among different digital health systems. QHSLab solves this problem especially for the independent primary care provider.

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

Only a limited number of primary care physicians have sufficient training to diagnose and treat allergy-suffering patients in their offices. The primary care provider is managing many forms of chronic diseases today that in the past were in the specialist domain, while allergies have remained the exception. We believe there is a need to equip primary care physicians, physician assistants, nurse practitioners, and nurses with the ability to diagnose and treat allergy sufferers and that this need provides a strong economic opportunity for the Company.

The AllergiEnd® system empowers allergist primary care providers with means to test patients for a broad spectrum of allergens within the confines of their office, thereby enabling the physician to identify the specific cause of the patient’s allergies which can lead to targeted allergen immunotherapy treatment as opposed to merely masking symptoms with various anti-histamines. The product line consists primarily of a disposable, one-time use set of FDA cleared and patented skin test applicators and a unique patented test tray for use with the test applicators.

As part of our service, we provide physicians and their staff with the know-how and training in allergy screening via the QHSLab digital medicine platform, skin test confirmation of the particular allergen causing the allergy symptoms and targeted allergen immunotherapy necessary to enable the physician to desensitize positive allergic patients, thereby treating the cause of the allergies, not merely the symptoms. AllergiEnd® allergen immunotherapies are pharmacy compounded preparations provided by a contract pharmacy in response to prescriptions given by the treating physicians that slowly expose the patient to small doses of the allergen culprit, either via subcutaneous injections in the doctor’s office or through convenient at home sublingual (under the tongue) oral drops. This approach is similar, if not identical, to that used by allergists the world over for many years. This builds the body’s immune system to the allergens, thereby overcoming the patient’s excessive reaction to allergens that were previously causing allergy symptoms. Allergen Immunotherapy practiced safety is the only known method of treatment that leads to prolonged tolerance to the allergens causing the patient’s allergic chronic disease. In addition to enhancing the level of care doctors can provide their patients; the screening, testing and allergen immunotherapy are reimbursable under established CPT codes enhancing the physician’s practice and, in many instances, also providing a new cash pay alternative for physicians and their patients.

Q-Scale Psychological Emotional Wellbeing

It has been suggested that nearly 75% of all medical office visits (to all types of healthcare providers) are related to stress, anxiety and depression.

●	“Q” stands for Quality of Life, and the Q-Scale measures a patient’s responses (or early “warning” signs) to questions regarding their sleep, stress, anxiety, worry, pain, and overall life satisfaction. Patients with high mental health risks are flagged for further screening during the same assessment.

The Q-Scale is a digital health 10-item questionnaire designed to measure psycho-emotional factors in patients at risk of mental health issues.

●	Five categorical ratings are available for response to each item, ranging from “none of the time” to “all of the time.” If responses to the Q-Scale indicate potential mental health troubles, patients are directed to the Kessler 6 questions within the assessment to identify their risk of anxiety and depression for further clinical evaluation. Responses then categorize the patient as “at-risk” for mental health issues, including depression. Then the treating physician will be informed through a simple-to-read report of the need for more focused evaluation during their encounter with the patient.

This assessment provides immediate feedback to patients while allowing for substantial reimbursements for physicians.

●	Patients are provided with a comprehensive, yet easy to interpret report based on their responses, providing supportive self-management strategies to improve their coping skills and wellbeing. The Q-Scale aligns with CPT code 96136, which is used when tests are administered by a physician or other qualified healthcare professional. It is defined as “psychological or neuropsychological test administration / scoring by a physician or other qualified healthcare professional, two or more tests, any method.”

For our physician customers, the product is time-saving, maximizing face-to-face office visits while generating additional revenue through reimbursement codes accepted by commercial payors, Medicare and Medicaid. From a patient perspective, Q-Scale promotes early detection and treatment of conditions potentially related to stress, anxiety, or depression, and increases the value provided to patients during their care.

Industry trends also reinforce the growing need for new and time-sensitive approaches for the treatment of mental health-related issues. According to the Centers for Disease Control and Prevention, one in five Americans will experience a mental illness in a given year. Also, one in 25 Americans will be impacted by a severe mental illness, such as schizophrenia, bipolar disorder, or major depression. In addition, a recent study published by KFF, a non-profit organization focused on health-care issues, indicated that the COVID-19 pandemic and resulting economic recession have negatively affected many people’s mental health with up to 40% of people reporting anxiety and depressive-related symptoms.

Key aspects of the Q-Scale product include:

● Utilizes QHSLab’s cloud-based software and technology system that scales to allow a virtually unlimited number of user sessions to be activated and integrates into existing physician and healthcare interventions while collecting and compiling relevant, empirical data.

● Measures a patient’s responses, identifying early “warning” signs using questions regarding their sleep, stress, anxiety, worry, pain and overall life satisfaction. Patients determined to have high mental health risks are identified for further screening during the same assessment. Items in the Q-Scale have been deliberately written to emphasize normal psychological functioning in generally healthy patients, therefore it is a total population screening tool.

● If responses to the Q-Scale indicate potential mental health issues, patients are directed to the Kessler 6, a global measure of distress drawing from depressive and anxiety related symptomology. The treating physician is then alerted to the need for more focused evaluation during their encounter with the patient.

● Patients receive a post-assessment digital ‘feedback’ report and self-management strategies useful in addressing any items identified during the assessment.

Executing on our Growth Strategy

Growing Recuring Revenue Base	●	Increasing the number of medical practitioners utilizing our point-of-care and digital medicine services, growing our revenue per client metric.
	●	Future distribution channels include Management Service Organization (MSO) partnerships such as Privia Health, Independent Physician Associations (IPA’s), and complementary digital health networks.

Expanding Product Portfolio	●	Additional point-of-care diagnostic, digital medicine, and treatments that PCPs can use, prescribe, and be reimbursed for under existing government and private insurance programs.

Increasing Industry Visibility	●	Increasing the number of company/university-sponsored medical conferences partnering with the University of Miami to introduce and educate members of the medical community about the technology and revenue opportunities available.

Competition

The market for future point of care and software as a service solutions is highly competitive and characterized by rapid change. The success of our solutions will be contingent upon our ability to provide superior solutions and a strong value proposition for all potential customers and their patients. Many existing competitors are well-established and enjoy greater resources or other strategic advantages. It is likely that there will be new entrants into our market, some of which may become significant competitors. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense. We currently face competition from a range of companies, including Teledoc Health, Virta Health Corp., Omada Health, Inc., Glooko, Inc., Hello Heart Inc., Lyra Health, Inc., Onduo LLC, Lark Health, DarioHealth Corp and Noom, Inc., some of which market direct to the consumer, bypassing physicians.

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

Employees

As of March 30, 2022, we had five employees devoting full-time services to the Company, all of whom were engaged in direct sales and operations. In addition, we engage independent entities and consultants that provide programming services, Quality Management System development, Marketing and Medical Consulting & Advisory services. We believe that our relationships with our employees and consultants are good.

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

Risks Related to Our Business

We incurred net losses in 2021 and 2020 and may not be able to continue to operate as a going concern.

We suffered net losses of $770,176 and $327,388 for the years ended December 31, 2021 and 2020, respectively. We also had negative cash flows from operations for the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, to support our operations we received loans in the aggregate amount of $88,016 from Troy Grogan, our sole director and principal shareholder who is referred to in this Report as our “principal shareholder” in addition to $1,116,000 in loans from other parties. The report of our independent registered public accountants on our consolidated financial statements for the year ended December 31, 2021 states that these factors raise uncertainty about our ability to continue as a going concern.

Unless we are able to generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

We may need additional financing.

We have funded our operating losses through borrowings, including amounts borrowed from our principal shareholder. As of December 31, 2021, all related party notes combined with the associated accrued interest payable to our principal shareholder have been converted into equity. As of the date of this annual report we have notes and loans outstanding in the aggregate amount, inclusive of accrued interest, of $1,327,577 and our Original Issue Discount Secured Convertible Promissory Note in the principal amount of $756,000 matures on August 10, 2022. If, we are not able to pay or refinance the outstanding principal and accrued interest on these notes when due, our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse affect on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our principal shareholder, we may become insolvent.

Servicing our debt requires a significant amount of cash.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures and to maintain sufficient working capital depends on our ability to generate cash in the future. This is subject to numerous factors beyond our control, including our ability to expand our physician client base. We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we will need to seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt and common stock. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and could require us to issue to the holders additional shares of our common stock and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

We are an early stage company with a short operating history and a relatively new business model in an emerging and rapidly evolving market, which makes it difficult to evaluate our future prospects.

We are an early stage entity subject to all of the risks inherent in a young business enterprise, such as, lack of market recognition and limited banking and financial relationships. We have little operating history to aid in assessing our future prospects. We will encounter risks and difficulties as an early stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We are not generating sufficient revenues to achieve our business plan.

We first generated revenues in the fourth quarter of 2020 but are not generating positive cash flow from operations. There is no assurance that we will generate sufficient revenues to become cash flow positive or ever be profitable. If planned operating levels are changed, higher operating costs encountered, more time needed to implement our plan, or less funding is received, more funds than currently anticipated may be required. If additional capital is not available when required, if at all, or is not available on acceptable terms we may be forced to modify or abandon our business plans.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in us and lead to a decline in our stock price. We cannot remedy the deficiencies in our internal controls until we increase the number of officers in our Company.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified material weaknesses in our internal controls with respect to our segregation of duties, which cannot be rectified until we have additional officers, and our limited resources and our insufficient controls over review of accounting for certain complex transactions, and therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Some of the material weaknesses in our internal controls are due to our limited management staff. Due to limited staffing, we are not always able to detect errors or omissions in financial reporting and cannot eliminate weaknesses due to our inability to segregate duties. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future or continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

We depend upon third parties to supply us with all of the products included in the “AllergiEnd®” line of products from which we currently derive all of our revenues. If these parties were unable or unwilling to continue to supply our needs, we might not be able to find an alternative source of supply which would materially adversely impact our business, financial condition and operating results

We have engaged in limited product development activities and our product development efforts may not result in commercial products.

Although our QHSLab has been provided to physicians and enabled them to generate revenues, we will seek to charge physicians for this product throughout 2022 under various software as a service, subscription and license based revenue models. We intend to develop additional features to be added to QHSLab to provide PCPs with additional sources of revenue. There is no assurance that any of the new features we develop will gain market acceptance. We cannot guarantee we will be able to produce commercially successful products. Further, our eventual operating results could be susceptible to varying interpretations by potential customers, or scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent executing our proposed business plan.

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

Our Certificate of Incorporation authorizes the issuance of 900 million shares of common stock. As at March 30, 2022 we have outstanding 8,815,508 shares of common stock. The future issuance of common stock to raise capital may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our then existing stockholders, and might have an adverse effect on any trading market for our common stock.

Our cloud based software platform is new and unproven.

Our QHSLab has been provided to PCPs on a free test basis during 2021. We will be developing additional features to incorporate into QHSLab. The market for our solutions is relatively new and evaluating the size and scope of the market is subject to risks and uncertainties. Our future success will depend in large part on the growth of this market and our ability to design and incorporate features that appeal to PCPs and their patients. Potential customers may not recognize the need for, or benefits of, our platform, which may prompt them to adopt alternative products and services to satisfy their healthcare requirements. Assessing the market for which our solutions are competing in, or planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. If our market does not experience significant growth, or if demand for our platform does not occur, then our business, results of operations and financial condition will be adversely affected.

Dependence on Key Existing and Future Personnel.

Our success depends, to a large degree, upon the efforts and abilities of Troy Grogan, our sole officer, and key consultants. The loss of the services of one or more of our key providers could have a material adverse effect on our operations. In addition, as our business model is implemented, we will need to recruit and retain additional management, key employees and consulting service providers in virtually all phases of our operations. Key employees and consultants will require a strong background in our industry. We cannot assure that we will be able to successfully attract and retain key personnel.

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

Inflation and other factors could cause patients to reduce their visits to physicians.

Changes in consumer prices and other factors could cause members of the general public to avoid visits to their physicians, even if the treatment would be covered by insurance. Any reduction in the willingness of the general public to visit physicians could reduce the demand for our products and adversely impact our business, results of operations, cash flows and financial position.

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

The continuation of the COVID-19 pandemic or the outbreak of a new pandemic could adversely affect our business, operating results, cash flow and financial condition.

The COVID-19 pandemic could adversely affect our business, operating results, cash flow and financial condition. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has resulted in significant volatility, uncertainty and economic disruption. The future impacts of the COVID-19 pandemic or any future pandemic and any resulting economic impact are largely unknown. It is possible that the COVID-19 pandemic, the measures taken by local, state and national governments in response to the COVID-19 pandemic or future pandemics, and the resulting economic impact may materially and adversely affect our business, results of operations, cash flow and financial condition. The extent to which COVID-19 ultimately impacts our business, results of operations, cash flow and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and when and to what extent normal economic and operating conditions can resume. These uncertainties have resulted in volatility in securities and financial markets, which may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. The current level of uncertainty over the economic and operational impacts of COVID-19 means the impact on our business, results of operations, cash flows and financial position cannot be reasonably estimated at this time.

Risks Related to Regulation

Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition.

Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new systems. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We anticipate that in the future we will maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

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

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile and is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Factors that could cause such volatility include, among other things:

●	actual or anticipated fluctuations in our operating results;
●	the limited number of securities analysts covering us and distributing research and recommendations about us;
●	the low public float for our common stock;
●	the low trading volume of our common stock;
●	announcements concerning our business or those of our competitors;
●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;
●	conditions or trends in our industry;
●	litigation;
●	changes in market valuations of similar companies;
●	future sales of common stock;
●	departure of key personnel or failure to hire key personnel; and
●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and/or warrants, regardless of our actual operating performance.

Our common stock is subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

Shares eligible for future sale may adversely affect the market.

Substantially all of the outstanding shares of our common stock are freely tradable without restriction or registration under the Securities Act or otherwise eligible sale under Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 8,815,508 shares of our common stock outstanding as of March 31, 2022, approximately 1,644,169 shares are tradable without restriction and the balance are restricted securities which may be sold in accordance with Rule 144. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement, may adversely affect the market price of our common stock.

Our sole director and officer controls a majority of the votes which may be cast at a meeting of our stockholders.

In addition to the common stock owned by our sole director and officer, he owns shares of our Series A Preferred Stock which have the right to vote on all issues presented to our common stockholders. Taking into account the votes he is eligible to cast by virtue of the number of shares of our common stock and Series A Preferred Stock held by our sole officer and director, he controls a majority of the votes which may be cast at a meeting of our stockholders, and therefore controls our operations and will have the ability to control all matters submitted to stockholders for approval. This stockholder thus has complete control over our management and affairs. Accordingly, his ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which may further affect its liquidity.

Under our Certificate of Incorporation, our director has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our director may authorize the issuance of preferred stock in one or more series with such limitations and restrictions as he may determine, in his sole discretion, with no further authorization by security holders required for the issuance of such shares. Our director may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock. Our sole director has exercised this authority to authorize the Series A Preferred Stock which, taking into account the votes he is eligible to cast by virtue of the number of shares of our common stock and Series A Preferred Stock he holds, our sole director controls a majority of the votes which may be cast at a meeting of our stockholders, and therefore has the ability to control all matters submitted to stockholders for approval.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the national stock exchanges, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time- consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. We estimate the additional costs to be incurred as a result of being a public company to be in excess of $150,000 annually.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of December 31, 2021, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

Our system of internal control over financial reporting is not effective and we need to take remedial measures to improve our internal control over financial reporting. Remedial measures will likely require hiring additional personnel. We cannot assure our stockholders that the measures we will take to remediate areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earning levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

We are a “Smaller Reporting Company” with reduced disclosure requirements which may make our common stock less attractive to investors

We are a “smaller reporting company.” As a “smaller reporting company,” the disclosure we are required to provide in our SEC filings are less than it would be if we were not a “smaller reporting company.” Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being permitted to provide two years of audited financial statements in annual reports rather than three years. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects which may make our common stock less attractive, which may result in a less active trading market, higher volatility and a lower price for our common stock.

We are an “emerging growth company” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.

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

Limitations on director and officer liability and indemnification of our officers and directors by our articles of incorporation, as amended, and by-laws it may discourage stockholders from bringing suit against an officer or director.

Our articles of incorporation, as amended, and bylaws provide, with certain exceptions as permitted by Nevada law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, unless the director or officer committed both a breach of fiduciary duty and such breach was accompanied by intentional misconduct, fraud or knowing violation of law. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of us against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense in an action brought against them in their capacity as such, we may be required to spend significant amounts of our capital. Our articles of incorporation, as amended, and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. In addition, we have entered into an indemnification agreement with our Chief Executive Officer. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is subject to quotation on the OTCQB venture market under the symbol USAQ. The following table shows the high and low bid prices for our common stock during the fiscal years 2021 and 2020 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2021:
First Quarter	$0.70	$0.30
Second Quarter	$0.73	$0.51
Third Quarter	$1.00	$0.65
Fourth Quarter	$0.75	$0.56

Year Ended December 31, 2020:
First Quarter	$0.54	$0.05
Second Quarter	$0.53	$0.11
Third Quarter	$0.77	$0.21
Fourth Quarter	$0.70	$0.24

Holders

On March 30, 2022, there were approximately 600 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy. We have neither declared nor paid any cash dividends on either preferred or common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our preferred or common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including its financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during 2021 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended December 31, 2021.

ITEM 6. [RESERVED]

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of USA Equities Corp and its subsidiaries for the years ended December 31, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCP’s with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics. Our virtual and point of care solutions also support remote patient monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. The Company’s revenue generated from sales of AllergiEnd® products was $329,989 in the fourth of quarter 2021 compared to $124,532 for the same period 2020 and $1,414,421 for the year ended 2021 compared to $124,532 for the year ended 2020. Our PCPs generated approximately $5,000,000 in revenues utilizing our products during 2021, of which $3.8 million was the result of providing allergy diagnostic tests to patients and approximately $1.2 million was the result of providing allergen immunotherapy treatments.

In June 2021, we announced that we had acquired the method patent, trademark and website associated with AllergiEnd®’s diagnostic and allergen immunotherapy product portfolio from MedScience Research Group, Inc. The acquisition of the AllergiEnd® assets provides us the opportunity to more fully integrate and leverage the product portfolio across our marketing platform, customer relationships and cost structure.

Based on the success of PCPs using our QHSLab allergy diagnostics combined with the products acquired from MedScience, we intend to increase our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostics and treatments, and digital medicine programs that PCPs can use and prescribe in their practices. In all cases, PCPs will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

In addition to the direct sales and marketing efforts of our personnel, we have engaged with the University of Miami to launch and promote various continuing medical education activities to our target physician client audiences during 2021, and intend to replicate these programs during 2022. The Company has also engaged with Management Service Organizations (MSO), Independent Physician Associations (IPA’s) and Digital Marketing collaborations for joint marketing efforts and distribution. There are no assurances that these relationships will accelerate growth.

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

COVID-19 has accelerated both the healthcare provider and patient acceptance of virtual care and remote monitoring and therapeutic technologies supported by a physician’s direct involvement. Regulators and insurance companies are also recognizing what health care technologists have been saying for nearly 15 years, which is that most chronic conditions are better managed with more frequent and short patient encounters than infrequent visits to a medical professional. The Centers for Medicare and Medicaid Services (CMS) and commercial health insurers are beginning to recognize that artificial intelligence enabled digital medicine technologies such as those provided through QHSLab can provide the necessary tools and support to foster patient treatment adherence in between visits to a physician.

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

Results of Operations during the year ended December 31, 2021 as compared to the year ended December 31, 2020

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. For the year ended December 31, 2021, we generated revenues of $1,414,421 compared to $124,532 of revenues in 2020. The revenue increase for the year ended December 31, 2021, reflects the fact that sales of our AllergiEnd® Products commenced in the fourth quarter of 2020 and increased through 2021. Revenues in 2021 were primarily driven by sales of Allergy Diagnostic Kits of $854,930 and Immunotherapy Treatment services of $516,013 as we continued to expand the roll-out of our product lines and customer base.

Our revenues consisted of the following:

	For the Years Ended
	December 31,
	2021	2020
Allergy Diagnostic Kit Sales	$854,930	$81,766
Immunotherapy Treatment Sales	516,013	39,155
Shipping and handling	43,478	3,611
Total revenue	$1,414,421	$124,532

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kit products and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales.

For the years ended December 31, 2021 and 2020, cost of revenues was $743,673 and $74,439, respectively.

The Company generated a gross profit of $670,748, or a 47.4% gross margin for the year ended December 31, 2021 and $50,093, or 40.2% in 2020.

We are introducing new products at an early stage in our development cycle and the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Research and Development

Research and development expenses (“R&D”) include expenses incurred in connection with the research and development of our QHSLab medical device technology solution. R&D costs are expensed as they are incurred.

For the year ended December 31, 2021, R&D expenses totaled $90,874 which is a decrease of $7,416, or 7.5%, compared to $98,290 for the year ended December 31, 2020.

The decrease in R&D expenses for the year ended December 31, 2021, as compared to 2020, is primarily due to lower spending as we focused on selling AllergiEnd® Products and the acquisition of the AllergiEnd® assets during 2021. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCP’s, principally ongoing sales efforts to recruit new PCP’s and maintain our relationships with PCP’s already using our software and products. Beginning in January 2021, these expenses included newly hired employees of the Company in addition to third-party consultants.

For the year ended December 31, 2021, sales and marketing expenses totaled $592,068 compared to $95,141 for the year ended December 31, 2020.

We expect our sales and marketing expenses to increase as we grow our customer base and launch additional products. However, sales and marketing expenses as a percentage of revenue may decrease if we are successful in onboarding a sufficient number of PCP’s and maintaining our relationships with these PCP’s once they begin to purchase our products.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the year ended December 31, 2021, general and administrative expenses totaled $454,008, an increase of $322,241, compared to $131,767 for the year ended December 31, 2020.

The increases in general and administrative expenses for the year ended December 31, 2021, as compared to 2020, were primarily due to increased consulting fees for legal, investor relations and management services associated with the increase in our business activities. Additionally, we incurred expenses associated with processing payments on the sales generating revenue.

Other Expense

For the year ended December 31, 2021, interest expense increased by $215,506 to $246,490 from $30,984 for the year ended December 31, 2020. The increase in interest expense was due to increases in the convertible note payable balances and newly incurred debt during 2021 and the amortization of the related discounts as compared to December 31, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2021, we had current assets totaling $445,782, including $286,855 of cash, $70,474 of accounts receivable, $65,740 of inventory, and $22,713 related to prepaid expenses and other current assets. At such date we had total current liabilities of $874,954 consisting of $20,370 in accounts payable, $253,865 relating to the current portions of loan balances, $542,104 relating to current portions of convertible notes payable and $58,615 in current liabilities. Our long-term liabilities balance of $509,477 consisted of convertible notes totaling $100,000 and $402,956 associated with the long-term portion of loans payable, and accrued interest expenses of $6,521.

On December 31, 2020, we had $266,163 of current assets including $94,342 of cash, $60,522 of accounts receivable, $99,701 of inventory, $11,598 related to the prepayment of service contracts. We had total current liabilities of $214,620 consisting of $159,620 in accounts payable and other current liabilities and $55,000 in a convertible note payable. Our long-term liabilities at such date of $691,569 consisted of seven convertible notes in the aggregate principal and premium amount of $576,003 along with accrued interest expenses of $115,566.

The increase in our assets and liabilities from December 31, 2020, to December 31, 2021, relates primarily to the promissory note of $750,000 issued in connection with our acquisition of certain assets related to our AllergiEnd® products and the Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the “OID Note”) issued along with warrants to purchase 930,000 shares of our common stock for aggregate consideration of $750,000. The acquisition of the assets related to our AllergiEnd® products should enable us to increase our margins on the sale of these products enabling us to satisfy the $750,000 Note. The net proceeds of the OID Note primarily will be used to increase our sales and marketing efforts.

The changes in accounts receivable, inventory and accounts payable primarily relate to sales of AllergiEnd® Products.

We used cash of $354,738 and $165,564 in operations during the years ended December 31, 2021 and 2020, respectively. We began to generate revenues in the fourth quarter of 2020. Nevertheless, we continued to generate negative cash flows which were financed primarily through our entry into a factoring agreement for our receivables, a loan from our credit card processor and other borrowings as we had done previously. As a result, we owed increased amounts to third parties discussed below. In addition, to preserve our cash, we paid our obligations to certain of our vendors by issuances of an aggregate of 120,000 shares of our common stock during the year ended 2021, net of cancelled shares.

Our convertible notes payable were reduced during the year ended 2021 as four notes totaling $802,367, inclusive of accrued interest, were converted into 837,213 shares of our common stock, 2,644,424 shares of our Series A-2 preferred shares and 81,793 warrants. In addition, in the second quarter of 2021 we sold 50,000 shares of our common stock to one individual for $30,000.

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

To facilitate the expansion of our operations, on August 10, 2021, we issued an Original Issue Discount Secured Convertible Promissory Note (the “Note”) in the principal amount of $806,000 and warrants to purchase 930,000 shares of our common stock (the “Warrants”) for $750,000 and from which, after payment of brokerage commissions and other expenses, we derived net proceeds of approximately $665,000.

The principal amount of the Note and all interest accrued thereon is payable on August 10, 2022, and is secured by a lien on substantially all of our assets. The Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into shares of our common stock at a price of $0.65 per share. In addition to customary anti-dilution adjustments the Note provides, subject to certain limited exceptions, that if we issue common stock or common stock equivalents at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents are sold. The holder converted $50,000 of the principal amount into 76,923 shares of our common stock at a price of $0.65 per share.

The Warrants are excisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments. The shares issuable upon conversion of the Note and exercise of the Warrants have been registered under the Securities Act for resale by the Buyer. If at any time after February 10, 2022, there is no effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, then the Warrant may be exercised by means of a “cashless exercise.”

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $2,518,895 at December 31, 2021, generated net losses of $770,176 and $327,388 for the years ended December 31, 2021 and 2020, respectively, and used cash of $354,738 and $165,564 in operations in these periods. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and borrowings, and that we will remain highly leveraged as we seek to expand our business. Our working capital requirements are expected to increase in line with the growth of our business, as we incur marketing expenses and the cost of building an inventory. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have entered into a Receivables Purchase and Security Agreement providing us with up to $150,000 against certain accounts receivable and received a short-term loan from a merchant bank with repayments tied to future credit card payment transactions. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments and advances from our principal shareholder. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses by raising additional capital or, when available, borrowing additional funds. In addition to meeting our working capital requirements to expand our business, as our outstanding notes become due, we will need to arrange for financing to satisfy the notes or enter into refinancing agreements with the holders of our notes. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

27

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2021.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2021, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	44	CEO, CFO and Chairman

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

ITEM 11. EXECUTIVE COMPENSATION.

Officer’s and Director’s Compensation

Mr. Grogan, our CEO and only executive officer, does not have an employment agreement and is not entitled to receive any compensation for services rendered prior to December 31, 2021. Mr. Grogan does not intend to receive any compensation for his services until our Company is generating positive cash flow. From time to time, the Company reimburses Mr. Grogan for out-of-pocket expenses incurred when acting on behalf of our Company.

Equity Awards

We did not grant Mr. Grogan any equity awards or stock options during the year ended December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding as of the year ended December 31, 2021, nor were there any securities authorized for issuance under equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of March 31, 2022, by (i) any person or group with more than 5% of our common stock, (ii) our sole director, (iii) and our sole officer and director as a “group.”

Except as otherwise indicated, we believe, that each party named in the table below has sole investment and voting power with respect to his shares, subject to community property laws, where applicable. As of March 30, 2022, we had outstanding 8,815,508 shares of common stock and 1,080,092 shares of Series A Preferred Stock and 2,644,424 shares of Series A-2 Preferred Stock. Shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to certain anti-dilution adjustments. Shares of Series A-2 Preferred Stock are convertible into shares of our common stock at a conversion price of $0.16 per share, subject to certain anti-dilution adjustments. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of March 30, 2022, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. The address of Mr. Grogan is c/o of our company at 901 Northpoint Parkway, Suite 302, West Palm Beach, Florida 33407.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Executive Officers:
Troy Grogan[1]	11,397,029	(1)	59.69%
All directors and executive officers as a group (1 person)	11,397,029	(1)	59.69%
Owners of more than 5% of our outstanding shares:
Mercer Street Global Opportunity Fund, LLC	2,232,000	(2)	11.69%

(1)	Includes 3,352,145 shares of common stock, 5,400,460 shares of common stock that may be acquired upon conversion of shares of Series A Preferred Stock and 2,644,424 shares of common stock that may be acquired upon conversion of 2,644,424 shares of Series A-2 Convertible Preferred Shares.
(2)	Jonathan Juchno is the managing partner of Mercer Street Global Opportunity Fund, LLC, and its principal business address is 1111 Brickell Avenue Suite 2920 Miami, FL 33131. Includes 1,163,077 shares of common stock issuable upon conversion, at a conversion price of $0.65 per share, of the remaining $756,000 principal amount of the Note acquired by Mercer in August 2021, and 930,000 shares of common stock issuable upon exercise of the Warrants acquired by Mercer, without giving effect to the blocker described in the next sentence. The Note and Warrants held by Mercer are subject to beneficial ownership limitations such that the Note and Warrants may not be converted or exercised, respectively, if it would result in the holder exceeding the beneficial ownership limitation. The beneficial ownership limitation is initially 9.99% and in the case of the Note may be increased, upon 61 days’ notice to the Company, or in the case of the Note and Warrant, decreased immediately upon written notice to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On December 30, 2021, we consummated a transaction with Troy Grogan, whereby we issued 2,644,424 shares of our Series A-2 Convertible Preferred Shares, having a stated value of $0.16 per share, to Mr. Grogan in exchange for the cancellation of the entire principal amount of and interest accrued thereon of our $73,500 convertible promissory note issued October 2009, bearing interest at 12% per annum and convertible at a price of $0.10 per share, our $124,562 convertible promissory note issued September 2019, bearing interest at 1% per annum and convertible at a price of $0.25 per share, and our $88,016 convertible promissory note issued in September 2020, bearing interest at 6% per annum and convertible at a price of $1.00 per share.

Our principal executive offices are located at 901 Northpoint Parkway Suite 302, West Palm Beach, FL 33407. We are provided our office space at no cost by an entity controlled by Troy Grogan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On December 30, 2021, the Company advised Cherry Bekaert LLP, (“Cherry”) that the Company’s Board of Directors had determined to dismiss Cherry as the Company’s independent auditors effective December 30, 2021. Cherry issued the auditor’s report on the Company’s financial statements for the years ended December 31, 2018, 2019 and 2020.

Effective December 30, 2021, the Board of Directors of the Registrant approved the appointment of Accell Audit and Compliance, P.A. as its new independent registered auditor to audit the Registrant’s financial statements for its year ended December 31, 2021.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Accell Audit and Compliance, P.A. and Cherry Bekaert LLP for the audit of the Registrant’s annual financial statements and review of the quarterly reports filed on Form 10-K for the years ended December 31, 2021 and 2020.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Audit fees	$35,500	$17,750

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

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

2.1	Share Exchange Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.2	Certificate of Amendment changing corporate name to USA Equities Corp. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
3.3	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed on September 9, 2019).
3.4	By-Laws (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
10.1	Distribution Agreement dated October 23, 2020, between the Company and MedScience Research Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2020).
10.2	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 11, 2020.
10.3	Convertible Promissory Note dated February 27, 2020, issued to Troy Grogan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2020).
10.4	Convertible Promissory Note dated December 31, 2020, issued to Troy Grogan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2020).
10.5	Form of Convertible Promissory Notes in the aggregate principal amount of $55,000 issued December 31, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 25, 2020).
10.6	Form of Warrant to be issued to holders upon conversion of Convertible Promissory Notes in the aggregate principal amount of $55,000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 25, 2020).
10.7	Agreement dated December 30, 2021 between the Company and Troy Grogan as to the issuance of Series A-2 Convertible Preferred Shares (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on December 30, 2021).
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Report on Form 10-K filed on March 11, 2021).
21.1	Subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2019).
23.1	Consent of Cherry Bekaert LLP.
23.2	Consent of Accell Audit and Compliance, P.A.
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

USA Equities Corp.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer, Chief Financial Officer And Director

Date: March 31, 2022

USA EQUITIES CORP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of USA Equities Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of USA Equities Corp. (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

3001 N. Rocky Point Dr. East Suite 200 ● Tampa, Florida 33607 ● 813.367.3527

Convertible Notes Payable

As described in Note 3 to the Company’s consolidated financial statements, the Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

We identified the Company’s application of the accounting for convertible notes as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the significant number of transactions which could potentially require a high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained debt related agreements and performed the following procedures:
	-	Reviewed agreements for all relevant terms.
	-	Tested management’s identification and treatment of agreement terms.
	-	Determined whether any conversion features existed that resulted in a derivative.
	-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.
	-	Tested management’s calculation of the fair values of the notes that converted during the year, as well as the associated warrants for certain conversions.

Stock Based Compensation

As described in Note 3 to the Company’s consolidated financial statements, the Company accounts for stock based compensation by applying the fair value method of ASC 718, which states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the company’s common stock and other pertinent factors at the grant date. Fully vested and non-forfeitable shares issued prior to the services being performed are classified as unearned stock compensation.

We identified the Company’s application of the accounting for stock based compensation as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the significant number of transactions which could potentially require a high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained equity related agreements and performed the following procedures:
	-	Reviewed agreements for all relevant terms.
	-	Tested management’s identification and treatment of agreement terms.
	-	Recalculated the fair value of each award based on the market price determined based on the terms in the agreements.
	-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of any portion that should be classified as unearned stock compensation.

Accell Audit & Compliance, P.A.
We have served as the Company’s auditor since 2021.

PCAOB Firm ID#3289
Tampa, Florida
March 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

USA Equities Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Equities Corp. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue from Contracts with Customers

Description of Matter

The Company had $124,532 in revenue for the year ended December 31, 2021. As disclosed in Note 2 to the consolidated financial statements, the Company management recognizes revenue upon the transfer of control of goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods.

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

We have served as the Company’s auditor from 2019 to 2020

/s/ Cherry Bekaert LLP

PCAOB Firm ID#00677
Tampa, Florida
March 11, 2021

USA Equities Corp.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$286,855	$94,342
Accounts receivable	70,474	60,522
Inventory	65,740	99,701
Prepaid expenses and other current assets	22,713	11,598
Total current assets	445,782	266,163
Non-current assets:
Capitalized software development costs	186,271	31,700
Intangible assets, net	1,576,444	-
Total assets	$2,208,497	$297,863
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$20,370	$145,422
Other current liabilities	58,615	14,198
Loans payable, current portion	253,865	-
Convertible notes payable, current portion	542,104	-
Convertible note payable, related party	-	55,000
Total current liabilities	874,954	214,620
Non-current liabilities:
Accrued interest expenses	6,521	115,566
Loans payable, non-current portion	402,956	-
Convertible notes payable	100,000	576,003
Total long-term liabilities	509,477	691,569
Total liabilities	1,384,431	906,189

Commitment and contingencies (Note 12)

Stockholders’ Equity (Deficit):

Preferred stock Series A, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	264	-
Common stock, 900,000,000 shares authorized, $0.0001 par value; 8,756,093 and 6,562,735 shares issued and outstanding at December 31, 2021 and 2020, respectively	876	656
Unearned stock compensation	(6,968)	(124,479)
Additional paid-in capital	3,348,681	1,264,108
Accumulated deficit	(2,518,895)	(1,748,719)
Total stockholders’ equity (deficit)	824,066	(608,326)
Total liabilities and stockholders’ equity (deficit)	$2,208,497	$297,863

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Operations

For the Years ended December 31, 2021 and 2020

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Revenue	$1,414,421	$124,532

Cost of revenue	743,673	74,439

Gross profit	670,748	50,093

Operating Expenses:
Sales and marketing	592,068	95,141
General and administrative	454,008	131,767
Research and development	90,874	98,290
Amortization	36,056	-
Total Operating Expenses	1,173,006	325,198

Net operating loss	(502,258)	(275,105)

Interest expense	246,490	30,984
Loss on extinguishment of debt	21,428	21,299
Loss before income taxes	(770,176)	(327,388)
Provision on income taxes	-	-
Net loss	$(770,176)	$(327,388)

Basic and diluted net loss per share	$(0.10)	$(0.05)

Weighted average shares outstanding (basic and diluted)	7,861,077	6,200,303

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Statements of Stockholders’ Equity (Deficit)

For the Years ended December 31, 2021 and 2020

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Unearned Stock	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares		Shares		Shares	Amount	Compensation	Capital	Deficit	(Deficit)
Balance at January 1, 2020	1,080,092	$108	-	$-	5,762,735	$576	$-	$990,856	$(1,421,331)	$(429,791)
Shares issued for services	-	-	-	-	800,000	80	(266,250)	266,170	-	-
Amortization of unearned compensation	-	-	-	-	-	-	141,771	-	-	141,771
Stock-based compensation expense	-	-	-	-	-	-	-	7,082	-	7,082
Net loss	-	-	-	-	-	-	-	-	(327,388)	(327,388)
Balance at December 31, 2020	1,080,092	$108	-	$-	6,562,735	$656	$(124,479)	$1,264,108	$(1,748,719)	$(608,326)
Warrants issued as deferred financing costs	-	-	-	-	-	-	-	221,779	-	221,779
Shares issued for services, net of cancellation	-	-	-	-	120,000	12	(6,968)	81,288	-	74,332
Conversion of notes payable	-	-	2,644,424	264	837,213	84	-	802,019	-	802,367
Warrants issued with conversion of notes payable	-	-	-	-	-	-	-	21,428	-	21,428
Cancellation of shares	-	-	-	-	(100,000)	(10)	-	10	-	-
Amortization of unearned compensation	-	-	-	-	-	-	124,479	-	-	124,479
Stock-based compensation expense	-	-	-	-	-	-	-	35,683	-	35,683
Shares issued for asset purchase	-	-	-	-	1,250,000	125	-	862,375	-	862,500
Share purchase	-	-	-	-	50,000	5	-	29,995	-	30,000
Shares issued in a funding	-	-	-	-	36,145	4	-	29,996	-	30,000
Net loss	-	-	-	-	-	-	-	-	(770,176)	(770,176)
Balance at December 31, 2021	1,080,092	$108	2,644,424	$264	8,756,093	$876	$(6,968)	$3,348,681	$(2,518,895)	$824,066

See accompanying notes to consolidated financial statements.

USA Equities Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Operating activities
Net loss	$(770,176)	$(327,388)
Amortization	36,056	-
Amortization of debt and warrant issuance costs	153,883	-
Stock-based compensation	35,683	7,082
Shares issued for services	198,811	141,771
Loss on extinguishment of debt	21,428	21,299
Changes in net assets and liabilities:
Increase in accounts receivable	(9,952)	(60,522)
Decrease/(increase) in inventory	33,961	(99,701)
Decrease in prepaid expenses and other current assets	(11,115)	(8,848)
(Decrease)/increase in accounts payable	(125,052)	138,382
Increase/(decrease)/increase in other current liabilities	30,237	(7,656)
Decrease in accrued interest	51,498	30,017
Cash flows from operating activities	(354,738)	(165,564)

Investing activities:
Capitalized software	(154,571)	(31,700)
Cash flows from investing activities	(154,571)	(31,700)

Financing activities:
Proceeds from sales of common stock	30,000	-
Proceeds from convertible notes payable	850,000	180,000
Proceeds of loan borrowings	86,000	-
Repayments of loan borrowings	(179,178)	-
Payment of debt issuance costs	(85,000)	-
Proceeds of related party borrowings	-	88,016
Cash flows from financing activities	701,822	268,016

Change in cash	192,513	70,752
Cash and cash equivalents - beginning of year	94,342	23,590
Cash and cash equivalents - end of period	$286,855	$94,342

Supplemental disclosures of cash flow activity:
Cash paid for interest	$43,023	$-
Cash paid for income taxes	-	-
Non-cash investing and financing activity:
Long-term debt and accrued interest converted to shares of preferred stock	$426,081	$-
Debt and accrued interest converted to common stock	376,286	-
Debt and common stock issued for intangible assets (Note 4)	1,612,500	-
Common stock issued for debt issuance costs	30,000	-
Warrants issued in conjunction with convertible note payable	221,779	-
Conversion of due to related party to long-term debt	-	88,016

See accompanying notes to consolidated financial statements.

USA EQUITIES CORP.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1. The Company

USA Equities Corp. (the “Company”, or the “Registrant”) was incorporated in Delaware on September 1, 1983. In 2015, the Company changed its name to USA Equities Corp. On September 23, 2021, the Company changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its newly formed wholly-owned subsidiary, USA Equities Corp., a Nevada corporation (“USA Equities Nevada”), the surviving entity pursuant to an Agreement and Plan of Merger. The reincorporation was approved by the stockholders of the Company and USA Equities Nevada is deemed to be the successor to USA Equities Corp, the Delaware corporation.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, has negative operating cash flows and began recognizing revenues in the fourth quarter of fiscal 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassifications

Certain reclassifications were made to the prior consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

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

Accounting Policies

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and will establish a reserve for uncollectible balances as necessary based on experience. As of December 31, 2021 and 2020 there was no established reserve for uncollectible balances.

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. The Company uses actual costs to determine our cost basis for inventories. Inventories consist of only finished goods. Provisions for excess and obsolete inventory are based on the Company’s estimates of forecasted sales, expiration dates and assumptions about obsolescence. As of December 31, 2021 and 2020 there was no established provisions for excess and obsolete inventory.

Capitalized Software Development Costs: Software development costs for internal-use software are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Intangibles, Internal-Use Software. Development costs that are incurred during the application development stage begin to be capitalized when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases once the software is substantially complete and ready for its intended use. Costs incurred during the preliminary project stage of software development and post-implementation operating stages are expensed as incurred. Amortization is calculated on a straight-line basis over the remaining economic life of the software (typically three to five years) and will be included in operating expenses on the consolidated statements of operations once amortization begins.

The estimated useful lives of software are reviewed at least annually and will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Capitalized software development costs for internal-use software totaled $186,271 as of December 31, 2021 and $31,700 as of December 31, 2020. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized during the years ended December 31, 2021 and December 31, 2020. There were no impairments recognized during the years ended December 31, 2021 and December 31, 2020.

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

The estimated useful lives and carrying value of the assets are reviewed at least annually or whenever events or circumstances may result in an impact to the value of the assets.

Convertible Notes Payable: The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, Derivatives and Hedging, in accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, which provides guidance on accounting for convertible securities with beneficial conversion features. ASC 470-10 addresses classification determination for specific obligations, such as short-term obligations expected to be refinanced on a long-term basis, due-on-demand loan arrangements, callable debt, sales of future revenue, increasing rate debt, debt that includes covenants, revolving credit agreements subject to lock-box arrangements and subjective acceleration clauses. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the years ended December 31, 2021 and 2020, there were $90,874 and $98,290 of research and development expenses incurred, respectively.

Stock-based Compensation: The Company applies the fair value of method of ASC 718, Share Based Payment, in accounting for its stock-based compensation. The standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2021 or 2020.

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

The Company has net operating losses of $2,518,895 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The Company adopted the provisions of ASU 2020-06 using a modified retrospective approach, which resulted in no cumulative effect adjustment to stockholders’ deficit as of January 1, 2021.

Note 4. Capitalized Software and Intangible Assets

Non-current assets consist of the following at December 31, 2021 and December 31, 2020:

	Estimated Useful Life (in years)	December 31, 2021	December 31, 2020
Capitalized Software	TBD	$186,271	$31,700
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$-
Web Domain	N/A	161,250	-
Trademark	N/A	483,750	-
Total Intangible Assets		$1,612,500	$-
Accumulated amortization		(36,056)	-
Intangible assets, net		$1,576,444	$-

Capitalized software represents the development costs for internal-use software. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized yet. Capitalization will cease and amortization will begin once development is substantially complete. The Capitalized software costs will be amortized over the estimated life of the software. There were no impairments recognized during the years ended December 31, 2021 and December 31, 2020.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The provisional allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $36,056 of amortization expense during the year ended December 31, 2021 and no amortization expense during the year ended December 31, 2020.

Note 5. Loans Payable

On June 21, 2021, the Company entered into a fixed-fee short-term loan with its merchant bank and received $86,000 in loan proceeds. The loan payable, which is classified within current liabilities, will be repaid in 9 months of the original loan date with the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company. As of December 31, 2021, the loan balance is $16,793.

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 4 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, will be paid in 36 equal monthly installments beginning in July 2021. The principal balance of the loan is divided between current and long-term liabilities on the Company’s consolidated balance sheets. The combined principal due along with accrued interest as of December 31, 2021 is $644,158.

Note 6. Convertible Notes Payable

Convertible notes payable at December 31, 2021 and December 31, 2020 consist of the following:

	December 31, 2021	December 31, 2020
Note 1 and accrued interest and premium – Principal shareholder	$-	$195,177
Note 2 and accrued interest – Principal shareholder	-	126,210
Note 3 and accrued interest – Shareholder	-	62,951
Note 4 and accrued interest – Principal shareholder	-	97,537
Note 5 and accrued interest – Accredited investors	-	56,462
Note 6 and accrued interest – Principal shareholder	-	89,347
Note 7 and accrued interest – Accredited investors	-	101,781
Note 8 and accrued interest – Accredited investors	27,555	25,055
Note 9 and accrued interest – Shareholder	106,521	-
Note 10 and accrued interest, net of discount and issuance costs – Mercer Note	532,551	-
Total Convertible notes payable and accrued interest	$665,627	$754,520

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

On December 30, 2021, the Company and its principal shareholder entered into an agreement to exchange certain convertible promissory notes of the Company held by the principal shareholder along with associated accrued interest into 2,644,424 of newly authorized Series A-2 Convertible Preferred Shares. Note 1 was included in that agreement with $73,500 of principal combined with a premium of $21,299 and accrued interest of $109,198 converted at $0.10 per share. As of December 31, 2021 and December 31, 2020, this note had accumulated $0 and $100,378, respectively, in accrued interest.

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

On December 30, 2021, the Company and its principal shareholder entered into an agreement to exchange certain convertible promissory notes of the Company held by the principal shareholder along with associated accrued interest into 2,644,424 of newly authorized Series A-2 Convertible Preferred Shares. Note 2 was included in that agreement with $124,562 of principal combined with accrued interest of $2,894 converted at $0.25 per share. As of December 31, 2021 and December 31, 2020, this note had accumulated $0 and $1,648, respectively of accrued interest.

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

Note 4 – Effective December 27, 2019, the Company issued a Convertible Promissory Note in the principal amount of $88,626 to its principal shareholder in consideration for advances previously made to the Company (Note 4). This note bore interest at the rate of 10% per annum and was due and payable on December 30, 2022. The Note was convertible into shares of common stock at a price of $0.55 per share. On March 15, 2021, the principal shareholder assigned this convertible note along with all accrued and future interest to a third-party shareholder. On March 31, 2021 the shareholder elected to convert the outstanding principal of $88,626 along with accrued interest of $11,096 into common stock at a price of $0.55 per share resulting in the issuance of 181,313 shares of common stock. As of December 31, 2021 and December 31, 2020, this note had accumulated $0 and $8,911, respectively of accrued interest.

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

As of March 16, 2021 one of the note holders had elected to convert outstanding principal of $30,000 along with accrued interest into 63,600 shares of common stock at a price of $0.50. Additionally, the shareholder received warrants, exercisable for two years, to purchase 15,900 common shares at $0.75 per share.

As of June 17, 2021 the other note holder had elected to convert outstanding principal of $25,000 along with accrued interest into 48,755 shares of common stock at a price of $0.55. Additionally, the shareholder received warrants, exercisable for two years, to purchase 12,189 common shares at $0.83 per share.

As of December 31, 2021 and December 31, 2020, these notes had accumulated $0 and $1,462, respectively of accrued interest.

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

On December 30, 2021, the Company and its principal shareholder entered into an agreement to exchange certain convertible promissory notes of the Company held by the principal shareholder along with associated accrued interest into 2,644,424 of newly authorized Series A-2 Convertible Preferred Shares. Note 6 was included in that agreement with $88,016 of principal combined with accrued interest of $6,612 converted at $1.00 per share. As of December 31, 2021 and December 31, 2020, this note had accumulated $0 and $1,331, respectively of accrued interest.

Note 7 – Effective October 27, 2020, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 7). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of May 7, 2021, the shareholder had elected to convert outstanding principal of $100,000 along with accrued interest into 214,817 shares of common stock at a price of $0.49. Additionally, the shareholder received warrants, exercisable for two years, to purchase 53,704 common shares at $0.74 per share. As of December 31, 2021 and December 31, 2020, this note had accumulated $0 and $1,781, respectively of accrued interest.

Note 8 – Effective December 23, 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a shareholder (Note 8). This Note was issued under the subscription agreements dated September 25, 2020 and described in Note 5 above. As of December 31, 2021 and December 31, 2020, this note had accumulated $2,555 and $55, respectively of accrued interest.

Note 9 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 9). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable unless a Default Event, as defined, occurs. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15 day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of September 30, 2022 at the option of the holder using the same conversion calculation. As of December 31, 2021, this note had accumulated $6,521 of accrued interest.

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

Mercer Street Global Opportunity Fund, LLC, converted $50,000 of the principal amount of the $806,000 Secured Convertible Promissory Note issued August 10, 2021, into 76,923 shares of our common stock at a price of $0.65 per share.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the note, along with associated interest, is recorded with current liabilities on the Company’s consolidated balance sheets. As of December 31, 2021, this note had accumulated $15,446 of accrued interest, total unamortized debt issuance costs of $204,835, including the Warrant value, and the remaining discount of $34,060.

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

Issuance of Series A-2 Preferred Stock

On December 30, 2021, the Board of Directors of the Company authorized the issuance of 2,644,424 of the Company’s Series A-2 Convertible Preferred Shares to its principal shareholder in satisfaction of multiple previously issued convertible promissory notes with initial principal amounts totaling $286,078 together with all interest accrued thereon.

The rights of holders of the Company’s common stock with respect to the payment of dividends and upon liquidation are junior in right of payment to holders of the Series A-2 Convertible Preferred Shares. The rights of the holders of the Company’s Series A-2 Preferred Shares are pari passu to the rights of the holders of the Company’s Series A Preferred Shares currently outstanding.

Holders of the Series A-2 Convertible Preferred Stock will vote on an as converted basis with the holders of the Company’s common stock and Series A Preferred Shares as to all matters to be voted on by the holders of the common stock. Each Series A-2 Preferred Share shall be entitled to a number of votes equal to five times the number of shares of common stock into which it is then convertible on the applicable record date.

Note 8. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the years ended December 31, 2021 and 2020 as the result would be anti-dilutive.

	Years Ended December 31,
	2021	2020
Stock options	1,100,000	650,000
Stock warrants	1,019,793	-
Total shares excluded from calculation	2,119,793	650,000

Note 9. Stock-based Compensation

During the years ended December 31, 2021 and 2020, there was $35,683 and $7,082, respectively, in stock-based compensation associated with stock options included in research and development expense. Additionally, during the same periods there was $198,811 and $141,771, respectively, of expense associated with shares issued for services. The following table shows where the expense has been recorded.

	Years Ended December 31,
	2021	2020
Research and development	$29,031	$57,469
Sales and marketing	98,331	60,219
General and administrative	71,449	24,083
Total expense – shares issued for services	$198,811	$141,771

During the year ended December 31, 2021, there were 450,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.65. The options vest in equal annual installments over three years beginning in April 2021 and expire five years after grant date. During the year ended December 31, 2020, there were 650,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.40. The options vest in equal annual installments over three years beginning in July 2020 and expire five years after grant date. There were no options exercised, forfeited or cancelled during either period.

As of December 31, 2021, there was $36,085 of unrecognized compensation related to the 1,100,000 of outstanding options which is expected to be recognized over a weighted-average period of 14 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the year ended December 31, 2021 was $0.12.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Risk-free interest rate	0.21%	0.51%
Expected life of the options	3.5 years	3.5 years
Expected volatility of the underlying stock	76.3%	70.7%
Expected dividend rate	0%	0%

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

Options outstanding at December 31, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	333,333	$0.40	March 12, 2025
June 27, 2020	150,000	100,000	$0.40	June 27, 2025
January 1, 2021	450,000	150,000	$0.65	December 31, 2025
Total	1,100,000	583,667

Warrants outstanding at December 31, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 16, 2021	15,900	15,900	$0.75	March 15, 2023
May 7, 2021	53,704	53,704	$0.74	May 6, 2023
June 17, 2021	12,189	12,189	$0.83	June 16, 2023
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
Total	1,011,793	1,011,793

Note 10. Related-Party Transactions

Convertible notes payable, related party: See Note 6.

Issuance of Series A-2 Preferred Stock, related party: See Note 7.

Note 11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. Given its history of net operating losses, the Company has determined that it is more likely than not that it will not be able to realize the tax benefit of its net operating loss carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The valuation allowance at December 31, 2021 and 2020 was $528,968 and $367,231, respectively. The net change in valuation allowance during the years ended December 31, 2021 and 2020 were $161,737 and $68,751, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. That realization is dependent upon the future generation of taxable income during the period in which those temporary differences become deductible. The Company considers the considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, the Company has determined that enough uncertainty exists regarding the realization of the deferred tax asset balance to apply a full valuation allowance against these assets as of December 31, 2021 and 2020. All tax years remain open for examination by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2021 and 2020 are as follows:

	For the Years Ended
	December 31,
	2021	2020

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	—	—

The Company has net operating losses of $2,518,895 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Note 12. Commitments and Contingencies

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

As of December 31, 2021, the balance of outstanding invoices that the Factoring Company may assign back to the Company if not collected within 90 days is included in the Company’s Accounts Receivable balance with the amounts received, net of reserves held, included with other current liabilities on the consolidated balance sheets. The net amount included in other current liabilities is $25,420 as of December 31, 2021.

There are no pending or threatened legal proceedings as of December 31, 2021. The Company has no non-cancellable operating leases.

Note 13. Subsequent Event

On February 23, 2022 the shareholder of convertible Note 8 listed in Note 6 elected to convert the outstanding principal of $25,000 along with accrued interest into 59,415 shares of common stock at a price of $0.47. Additionally, the shareholder received warrants exercisable for two years to purchase 14,854 common shares at $0.705 per share.

On March 2, 2022, the Company entered into a fixed-fee short-term loan with its merchant bank and received $123,000 in loan proceeds. The loan payable will be repaid in ten months with the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company.

