Form 10-Q
period 2022-03-31
QHSLab, Inc.
filed 2022-05-16
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ______________ to_______________

Commission file number 000-19041

QHSLab, Inc.

(f/k/a USA Equities Corp)

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

On May 13, 2022, the Registrant had 8,815,508 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$155,557	$286,855
Accounts receivable	96,093	70,474
Inventory	73,153	65,740
Prepaid expenses and other current assets	71,888	22,713
Total current assets	396,691	445,782
Non-current assets:
Capitalized software development costs	223,390	186,271
Intangible assets, net	1,558,416	1,576,444
Total assets	$2,178,497	$2,208,497
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$33,045	$20,370
Other current liabilities	46,328	58,615
Loans payable, current portion	342,239	253,865
Convertible notes payable, current portion	613,954	542,104
Total current liabilities	1,035,566	874,954
Non-current liabilities:
Accrued interest expenses	8,986	6,521
Loans payable, non-current portion	357,834	402,956
Convertible notes payable, non-current portion	100,000	100,000
Total non-current liabilities	466,820	509,477
Total liabilities	1,502,386	1,384,431

Commitment and contingencies (Note 12)

Stockholders’ Equity:

Preferred stock Series A, 10,000,000 shares authorized, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 8,815,508 and 8,756,093 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	882	876
Unearned stock compensation	(3,484)	(6,968)
Additional paid-in capital	3,387,540	3,348,681
Accumulated deficit	(2,709,199)	(2,518,895)
Total stockholders’ equity	676,111	824,066
Total liabilities and stockholders’ equity	$2,178,497	$2,208,497

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Revenue	$355,330	$304,336

Cost of revenue	166,642	170,757

Gross profit	188,688	133,579

Operating Expenses:
Sales and marketing	113,294	111,688
General and administrative	89,514	70,127
Research and development	28,979	28,021
Amortization	18,028	-
Total Operating Expenses	249,815	209,836

Net operating loss	(61,127)	(76,257)

Interest expense	127,157	10,429
Loss on extinguishment of debt	2,020	-
Net loss	$(190,304)	$(86,686)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding (basic and diluted)	8,779,859	6,833,261

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Unearned Stock	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares		Shares		Shares	Amount	Compensation	Capital	Deficit	(Deficit)
Balance at January 1, 2022	1,080,092	$108	2,644,424	$264	8,756,093	$876	$(6,968)	$3,348,681	$(2,518,895)	$824,066
Shares issued for services	-	-	-	-	-	-	3,484	-	-	3,484
Conversion of notes payable	-	-	-	-	59,415	6	-	27,919	-	27,925
Warrants issued with conversion of notes payable	-	-	-	-	-	-	-	2,020	-	2,020
Stock-based compensation expense	-	-	-	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	-	-	-	(190,304)	(190,304)
Balance at March 31, 2022	1,080,092	$108	2,644,424	$264	8,815,508	$882	$(3,484)	$3,387,540	$(2,709,199)	$676,111

Balance at January 1, 2021	1,080,092	$108	-	$-	6,562,735	$656	$(124,479)	$1,264,108	$(1,748,719)	$(608,326)
Shares issued for services	-	-	-	-	150,000	15	(89,419)	89,985	-	581
Conversion of notes payable	-	-	-	-	496,718	50	-	194,161	-	194,211
Cancellation of shares	-	-	-	-	(100,000)	(10)	-	10	-	-
Amortization of unearned compensation	-	-	-	-	-	-	67,812	-	-	67,812
Stock-based compensation expense	-	-	-	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	-	-	-	(86,686)	(86,686)
Balance at March 31, 2021	1,080,092	$108	-	$-	7,109,453	$711	$(146,086)	$1,557,184	$(1,835,405)	$(423,488)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021

Operating activities
Net loss	$(190,304)	$(86,686)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization	18,028	-
Amortization of debt and warrant issuance costs	96,850	-
Stock-based compensation	8,920	8,920
Shares issued for services	3,484	68,393
Loss on extinguishment of debt	2,020	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(25,619)	(9,975)
(Increase)/decrease in inventory	(7,413)	38,561
Increase in prepaid expenses and other current assets	(49,175)	(1,088)
Increase/(decrease) in accounts payable	12,675	(67,556)
Decrease in other current liabilities	(14,257)	(433)
Increase in accrued interest	7,360	16,972
Cash flows from operating activities	(137,431)	(32,892)

Investing activities:
Capitalized software	(37,119)	(26,882)
Cash flows from investing activities	(37,119)	(26,882)

Financing activities:
Proceeds of loan borrowings	128,500	-
Repayments of loan borrowings	(85,248)	-
Cash flows from financing activities	43,252	-

Change in cash	(131,298)	(59,774)
Cash and cash equivalents – beginning of year	286,855	94,342
Cash and cash equivalents - end of period	$155,557	$34,568

Supplemental disclosures of cash flow activity:
Cash paid for interest	$18,519	$21
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$27,925	$194,211

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1. The Company

QHSLab, Inc. (f/k/a USA Equities Corp.) (the “Company”, or the “Registrant”) was incorporated in Delaware on September 1, 1983. In 2015, the Company changed its name to USA Equities Corp. On September 23, 2021, the Company changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its newly formed wholly-owned subsidiary, USA Equities Corp., a Nevada corporation (“USA Equities Nevada”), the surviving entity pursuant to an Agreement and Plan of Merger. The reincorporation was approved by the stockholders of the Company and USA Equities Nevada is deemed to be the successor to USA Equities Corp, the Delaware corporation. On April 19, 2022, the Company changed its name to QHSLab, Inc.

The Company is a medical device technology and software as a service (“SaaS”) company focused on enabling primary care physicians (“PCP’s”) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures.

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, has negative operational cash flows and began recognizing revenues in the fourth quarter of fiscal 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10- K for the year ended December 31, 2021.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2021 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassifications

Certain reclassifications were made to the prior condensed consolidated financial statements to conform to the current period presentation. There was no change to the previously reported net loss.

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

Accounting Policies

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation: The condensed consolidated financial statements include the accounts of QHSLab, Inc. and its wholly owned subsidiaries USAQ Corporation, Inc., and Medical Practice Income, Inc. All significant inter-company balances and transactions have been eliminated.

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

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. The Company uses actual costs to determine its cost basis for inventories. Inventories consist of only finished goods.

Capitalized Software Development Costs: Software development costs for internal-use software are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Development costs that are incurred during the application development stage begin to be capitalized when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases once the software is substantially complete and ready for its intended use. Costs incurred during the preliminary project stage of software development and post-implementation operating stages are expensed as incurred. Amortization is calculated on a straight-line basis over the remaining economic life of the software (typically three to five years) and will be included in the operating expenses on the condensed consolidated Statements of Operations once amortization begins.

The estimated useful lives of software are reviewed at least annually and will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Capitalized software development costs for internal-use software totaled $223,390 as of March 31, 2022 and $186,271 as of December 31, 2021. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized during the periods ended March 31, 2022 and December 31, 2021. There were no impairments recognized during the periods ended March 31, 2022 and December 31, 2021.

Intangible Assets: Intangible assets represent the value the Company paid to acquire assets including a trademark, patent and web domain on June 23, 2021. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. These assets are accounted for in accordance with ASC 350-30, Intangibles, General Intangibles Other Than Goodwill. The cost of the assets is amortized over the remaining useful life of the assets as follows:

U.S. Method Patent	13.4 years

Web Domain	Indefinite life

Trademark	Indefinite life

The estimated useful lives and carrying value of the assets are reviewed at least annually or whenever events or circumstances may result in an impact to the value of the assets.

Convertible Notes Payable: The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, Derivatives and Hedging, in accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, which provides guidance on accounting for convertible securities with beneficial conversion features. ASC 470-20 addresses classification determination for specific obligations, such as short-term obligations expected to be refinanced on a long-term basis, due-on-demand loan arrangements, callable debt, sales of future revenue, increasing rate debt, debt that includes covenants, revolving credit agreements subject to lock-box arrangements and subjective acceleration clauses. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the three months ended March 31, 2022 and 2021, there were $28,979 and $28,021 of research and development expenses incurred, respectively.

Stock-based Compensation: The Company applies the fair value method of ASC 718, Share Based Payment, in accounting for its stock-based compensation. The standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2022 or 2021.

Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

The Company has net operating losses of $2,709,199 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In August 2020, the Financial Accounts Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The Company adopted the provisions of ASU 2020-06 using a modified retrospective approach, which resulted in no cumulative effect adjustment to stockholders’ deficit as of January 1, 2021.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 4. Capitalized Software and Intangible Assets

Non-current assets consist of the following at March 31, 2022 and December 31, 2021:

	Estimated Useful Life (in years)	March 31, 2022	December 31, 2021
Capitalized Software	TBD	$223,390	$186,271
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible Assets		$1,612,500	$1,612,500
Accumulated amortization		(54,084)	(36,056)
Intangible assets, net		$1,558,416	$1,576,444

Capitalized software represents the development costs for internal-use software. The software application is still in development with costs continuing to be capitalized and no amortization expense being recognized yet. Capitalization will cease and amortization will begin once development is substantially complete. The Capitalized software costs will be amortized over the estimated life of the software. There were no impairments recognized during the periods ended March 31, 2022 and December 31, 2021.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization expense during the quarter ended March 31, 2022 and no amortization expense during the quarter ended March 31, 2021.

Note 5. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 4 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, are being paid in 36 equal monthly installments that began in July 2021. The principal balance of the loan is divided between current and long-term liabilities on the Company’s condensed consolidated balance sheets. The combined principal due along with accrued interest as of March 31, 2022 is $586,716 and as of December 31, 2021 was $644,158.

On March 2, 2022, the Company entered into a fixed-fee short-term loan with its merchant bank and received $128,500 in loan proceeds. The loan payable, which is split between current and long-term liabilities on the Company’s condensed consolidated balance sheets, is due in August 2023. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $16,305 paid every 60 days. As of March 31, 2022, the loan balance is $117,117. The prior fixed-fee short-term loan with the same merchant bank had a balance of $16,793 as of December 31, 2021 and was paid in full during the first quarter 2022.

Note 6. Convertible Notes Payable

Convertible notes payable at March 31, 2022 and December 31, 2021, consist of the following:

	March 31, 2022	December 31, 2021
Note 1 – Accredited investors	$-	$25,000
Note 2 – Shareholder	100,000	100,000
Note 3 – Mercer Note	756,000	756,000
	856,000	881,000
Debt discount and issuance costs	(142,046)	(238,896)
	713,954	642,104
Less: current portion	613,954	542,104
Non-current portion	$100,000	$100,000

Note 1 – Effective December 23, 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a shareholder (Note 1). This Note was issued under a subscription agreement dated September 25, 2020. As of March 31, 2022 and December 31, 2021, this note had $0 and $2,555, respectively, of accrued interest. On February 23, 2022 the shareholder elected to convert the outstanding principal of $25,000 along with accrued interest into 59,415 shares of common stock at a price of $0.47 per share. Additionally, the shareholder received warrants exercisable for two years to purchase 14,854 common shares at $0.705 per share.

Note 2 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 2). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of September 30, 2022 at the option of the holder using the same conversion calculation. As of March 31, 2022 and December 31, 2021, this note had $8,986 and $6,521, respectively, of accrued interest.

Note 3 – Effective August 10, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which it issued to the investor an Original Issue Discount Secured Convertible Promissory Note (the “Note”) in the principal amount of $806,000 and warrants to purchase 930,000 shares of the Company’s common stock for aggregate consideration of $750,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with the investor.

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

On November 11, 2021, Mercer Street Global Opportunity Fund, LLC, converted $50,000 of the principal amount of the $806,000 Secured Convertible Promissory Note issued August 10, 2021, into 76,923 shares of the Company’s common stock at a price of $0.65 per share.

The 930,000 Warrants are initially exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant. The shares issuable upon conversion of the Note and exercise of the Warrants are to be registered under the Securities Act of 1933, as amended, for resale by the investor as provided in the Registration Rights Agreement. The Warrants may be exercised by means of a “cashless exercise” if at any time the shares issuable upon exercise of the Warrant are not covered by an effective registration statement.

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

The Company estimated the fair value of the Warrants utilizing the Black-Scholes pricing model, which is dependent upon several assumptions such as the expected term of the Warrants, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected term and expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of warrants. The value allocated to the relative fair value of the Warrants was recorded as debt issuance costs and additional paid in capital.

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the Note, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2022, this Note had $24,767 of accrued interest, total unamortized debt issuance costs of $121,794, including the Warrant value, and the remaining discount of $20,252. As of December 31, 2021, this note had $15,446 of accrued interest, total unamortized debt issuance costs of $204,835, including the Warrant value, and the remaining discount of $34,060.

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

Series A-2 Preferred Stock

On December 30, 2021, the Company issued 2,644,424 of the Company’s Series A-2 Convertible Preferred Shares to its principal shareholder in satisfaction of multiple outstanding convertible promissory notes with initial principal amounts totaling $286,078 together with all interest accrued thereon.

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

Note 8. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares issuable upon exercise or conversion of outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the quarters ended March 31, 2022 and 2021 as the result would be anti-dilutive.

	Three Months Ended March 31,
	2022	2021
Stock options	1,100,000	650,000
Stock warrants	1,026,647	-
Total shares excluded from calculation	2,126,647	650,000

Note 9. Stock-based Compensation

During the three-month periods ended March 31, 2022 and 2021, there was $8,920 in stock-based compensation associated with stock options included in Research and development expense. Additionally, during the same periods there was expense associated with shares issued for services. The following table shows how the expenses associated with shares issued for services were classified in the condensed consolidated statements of operations during the respective periods.

	Three Months Ended March 31,
	2022	2021
Research and development	$-	$21,625
Sales and marketing	-	29,187
General and administrative	3,484	17,581
Total expense – shares issued for services	$3,484	$68,393

During the three months ended March 31, 2021 there were 450,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.65. The options vest in equal annual installments over three years beginning in April 2021 and expire five years after grant date. There were no options exercised, forfeited or cancelled during the period. During the three months ended March 31, 2022 there were no options granted.

As of March 31, 2022, there was $27,164 of unrecognized compensation related to 1,100,000 outstanding options which is expected to be recognized over a weighted-average period of 11 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the three months ended March 31, 2021 was $0.12.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Risk-free interest rate	N/A	0.21%
Expected life of the options	N/A	3.5 years
Expected volatility of the underlying stock	N/A	76.3%
Expected dividend rate	N/A	0%

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

Options outstanding at March 31, 2022 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	333,333	$0.40	March 12, 2025
June 27, 2020	150,000	100,000	$0.40	June 27, 2025
January 1, 2021	450,000	150,000	$0.65	December 31, 2025
Total	1,100,000	583,333

Warrants outstanding at March 31, 2022 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 16, 2021	15,900	15,900	$0.75	March 15, 2023
May 7, 2021	53,704	53,704	$0.74	May 6, 2023
June 17, 2021	12,189	12,189	$0.83	June 16, 2023
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
February 23, 2022	14,854	14,854	$0.705	February 22, 2024
Total	1,026,647	1,026,647

Note 10. Related Party Transactions

Convertible notes payable, related party: See Note 6.

Note 11. Income Taxes

For the three month period ended March 31, 2022 and the year ended December 31, 2021, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

Note 12. Commitments and Contingencies

On February 9, 2021, the Company entered into a Receivables Purchase and Security Agreement (“Factoring Agreement”) with a Factoring Company. The Factoring Agreement has an initial term of one year and, in accordance with its terms, has been renewed for an additional year.

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

As of March 31, 2022, the balance of outstanding invoices that the Factoring Company may assign back to the Company if not collected within 90 days is included in the Company’s Accounts Receivable balance with the amounts received, net of reserves held, included with other current liabilities on the condensed consolidated balance sheets. The net amount included in other current liabilities is $10,334 and $25,420 as of March 31, 2022 and December 31, 2021, respectively.

There are no pending or threatened legal proceedings as of March 31, 2022. The Company has no non-cancellable operating leases.

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

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. The Company’s revenue generated from sales of AllergiEnd® products was $355,330 in the first quarter of 2022 compared to $304,336 for the same period 2021. Our PCPs generated approximately $5,000,000 in revenues utilizing our products during 2021, of which $3.8 million was the result of providing allergy diagnostic tests to patients and approximately $1.2 million was the result of providing allergen immunotherapy treatments.

In June 2021, we acquired the method patent, trademark and website associated with AllergiEnd®’s diagnostic and allergen immunotherapy product portfolio from MedScience Research Group, Inc. The acquisition of the AllergiEnd® assets provides us the opportunity to more fully integrate and leverage the product portfolio across our marketing platform, customer relationships and cost structure.

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

In addition to the direct sales and marketing efforts of our personnel, we engaged the University of Miami to launch and promote various continuing medical education activities to our target physician client audiences during 2021, and intend to replicate these programs during 2022. The Company has also engaged with Management Service Organizations (MSO), Independent Physician Associations (IPA’s) and Digital Marketing collaborations for joint marketing efforts and distribution. There are no assurances that these relationships will accelerate growth.

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted economic conditions in the United States and throughout the world. The ultimate impact of the COVID-19 pandemic is highly uncertain and we do not yet know the full extent of potential impacts on our business, financing or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources and operations.

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

Results of Operations during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Revenues

During the fourth quarter of 2020 we began to sell AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments to physicians. These sales have continued to grow and for the three months ended March 31, 2022, we generated revenues of $355,330 compared to $304,336 in the comparable period of 2021. The revenue increase for the three months ended March 31, 2022 was primarily driven by sales of Allergy Diagnostic Kits of $203,594, an increase of $16,187 compared to the three months ended March 31, 2021. Immunotherapy Treatment services increased $34,153 to $142,006 during the same periods. The Company continues to expand its roll-out of its product lines increasing its customer base.

Our revenues consisted of the following:

	For the Three Months Ended
	March 31,
	2022	2021
Allergy Diagnostic Kit Sales	$203,594	$187,407
Immunotherapy Treatment Sales	142,006	107,853
Shipping and handling	9,730	9,076
Total revenue	$355,330	$304,336

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales.

For the three months ended March 31, 2022 and 2021, cost of revenues was $166,642 and $170,757, respectively.

The Company generated a gross profit of $188,688 during the three months ended March 31, 2022 compared to $133,579 for the three months ended March 31, 2021. Gross margin increased from 43.9% gross margin during the three months ended March 31, 2021 to 53.1% during the three months ended March 31, 2022. The increase in gross margin was primarily attributable to the larger base of sales as well as changes in the product mix.

We are introducing new products at an early stage in our development cycle and the margins earned may vary significantly between periods, customers and products due to the learning process, customer negotiating strengths, and product mix.

Sales and Marketing

Selling and marketing expenses consist primarily of costs associated with selling and marketing our products to PCP’s, principally ongoing sales efforts to recruit new PCP’s and maintain our relationships with PCP’s already using our software and products. These expenses include employee compensation and costs of consultants. For the three months ended March 31, 2022, selling and marketing expenses totaled $113,294 compared to $111,688 for the three months ended March 31, 2021.

We expect our selling and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCP’s and maintaining our relationships with these PCP’s once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended March 31, 2022, general and administrative expenses totaled $89,514, an increase of $19,387, compared to $70,127 for the three months ended March 31, 2021. The increase is primarily due to increased fees for investor relations and accounting-related services. Additionally, the Company incurred higher expenses associated with processing payments on sales.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended March 31, 2022, R&D expenses totaled $28,979 which is a slight increase of $958 compared to $28,021 for the three months ended March 31, 2021. The increase is primarily due to costs associated with R&D contractors.

We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Expense

For the three months ended March 31, 2022, interest expense increased by $116,728 to $127,157 from $10,429 for the three months ended March 31, 2021. The increase was due to higher debt balances, primarily related to the purchase of certain assets related to our AllergiEnd® products, at March 31, 2022 compared to March 31, 2021. Interest expense during the first quarter of 2022 included interest on the outstanding debt as well as the amortization of debt issuance costs including legal fees and warrants issued in connection with the note issued to purchase certain assets related to our AllergiEnd® products. The amortization of those costs totaled $83,041, or 65% of the interest expense during the quarter. Interest expense during the first quarter of 2021 was all related to interest on outstanding debt balances, primarily outstanding convertible notes payable.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2022, we had current assets totaling $396,691, including $155,557 of cash, $96,093 of accounts receivable, $73,153 of inventory, and $71,888 related to prepaid expenses and other current assets. At such date we had total current liabilities of $1,035,566 consisting of $33,045 in accounts payable, $46,328 in other current liabilities and $956,193 representing the current portions of outstanding loans and convertible notes. Our long-term liabilities balance of $466,820 consisted of convertible notes totaling $100,000 and $357,834 associated with the long-term portion of loans payable, and accrued interest expenses of $8,986.

On December 31, 2021, we had current assets totaling $445,782, including $286,855 of cash, $70,474 of accounts receivable, $65,740 of inventory, and $22,713 related to prepaid expenses and other current assets. At such date we had total current liabilities of $874,954 consisting of $20,370 in accounts payable, $58,615 in other current liabilities and $795,969 representing the current portions of outstanding loans and convertible notes payable. Our long-term liabilities balance of $509,477 consisted of convertible notes totaling $100,000 and $402,956 associated with the long-term portion of loans payable, and accrued interest expenses of $6,521.

During the third quarter of 2021, we issued a promissory note of $750,000 in connection with our acquisition of certain assets related to our AllergiEnd® products and an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the “OID Note”) along with warrants to purchase 930,000 shares of our common stock (the “Warrants”) for aggregate consideration of $750,000. The acquisition of the assets related to our AllergiEnd® products should enable us to increase our margins on the sale of these products enabling us to satisfy the $750,000 Note. The net proceeds of the OID Note primarily have been used to increase our sales and marketing efforts.

The changes in accounts receivable, inventory and accounts payable primarily relate to sales of AllergiEnd® Products.

We used cash of $137,431 and $32,892 in operations during the quarters ended March 31, 2022 and 2021, respectively. We began to generate revenues in the fourth quarter of 2020. Nevertheless, we continued to generate negative cash flows which were financed primarily through our entry into a factoring agreement for our receivables, a loan from our credit card processor and other borrowings as we had done previously. As a result, we owed increased amounts to third parties discussed below.

Our convertible notes payable were reduced during the quarter ended March 31, 2022 as one note totaling $27,925 inclusive of accrued interest, was converted into 59,415 shares of our common stock and 14,854 warrants.

Although we are now generating revenues from the sale of our AllergiEnd® products we are likely to continue to require funds to support our operations and expand our marketing efforts for the immediate future. If our business continues to grow, we will seek to satisfy our cash needs by issuances of our equity securities or debt. In the past, we have had to rely on our principal shareholder to support our operations. More recently, we have borrowed money from third parties. If we are unable to obtain the funds we need from third parties, there is no assurance that any of our related parties will continue to provide such capital as may be necessary to continue our business or, if such funds are provided, that the agreed upon terms of any advance will be favorable to us.

The principal amount of the OID Note and all interest accrued thereon is payable on August 10, 2022, and is secured by a lien on substantially all of our assets. The OID Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into shares of our common stock at a price of $0.65 per share. In addition to customary anti-dilution adjustments the OID Note provides, subject to certain limited exceptions, that if we issue common stock or common stock equivalents at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such shares or common share equivalents are sold. The holder converted $50,000 of the principal amount into 76,923 shares of our common stock at a price of $0.65 per share. We have begun preliminary discussion with the holder of the OID Note regarding the need to extend the due date of the OID Note. There is no assurance we will come to an accommodation with the holder of the OID Note or refinance the OID Note by issuing debt or equity to a third party on terms that will be favorable to us. If we are unable to come to an agreement with the holder or refinance the OID Note with a third party, and the holder were to seek to exercise its rights under the Note, it could have a material adverse impact on the price of our common stock.

The Warrants are exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments. The shares issuable upon conversion of the OID Note and exercise of the Warrants have been registered under the Securities Act for resale by the Buyer.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $2,709,199 at March 31, 2022, generated net losses of $190,304 and $770,176 for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, and used cash of $137,431 and $354,738 in operations in these periods. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and borrowings, and that we will remain highly leveraged as we seek to expand our business. Our working capital requirements are expected to increase in line with the growth of our business, as we incur marketing expenses and the cost of building an inventory. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have entered into a Receivables Purchase and Security Agreement providing us with up to $150,000 against certain accounts receivable but have no other lines of credit or other bank financing arrangements. Generally, we have financed our operations through the proceeds from private placements of equity and debt instruments and advances from our principal shareholder. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital market markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation and other risks detailed in our 2021 Annual Report on Form 10K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2022, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures as they can be supported by the growth in our business.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results.

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

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit B to the Information Statement on Form 14-C filed June 21, 2021)

3.2	By-Laws ((incorporated herein by reference to Exhibit C to the Information Statement on Form 14-C filed June 21, 2021).

4.1	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit D to the Information Statement on Form 14-C filed June 21, 2021)

4.2	Certificate of Designation authorizing the issuance of the Series A-2 Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed December 30, 2021)

31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	May 16, 2022

