Form 10-Q
period 2022-09-30
QHSLab, Inc.
filed 2022-11-14
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 11, 2022, the Registrant had 9,315,508 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$237,934	$286,855
Accounts receivable, net	58,094	70,474
Inventory	97,959	65,740
Prepaid expenses and other current assets	49,335	22,713
Total current assets	443,322	445,782
Non-current assets:
Capitalized software development costs, net	186,159	186,271
Intangible assets, net	1,522,360	1,576,444
Total assets	$2,151,841	$2,208,497
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$149,995	$20,370
Other current liabilities	85,612	58,615
Loans payable, current portion	297,225	253,865
Convertible notes payable, current portion	1,123,811	542,104
Total current liabilities	1,656,643	874,954
Non-current liabilities:
Accrued interest expenses	-	6,521
Loans payable, non-current portion	208,999	402,956
Convertible notes payable, non-current portion	-	100,000
Total non-current liabilities	208,999	509,477
Total liabilities	1,865,642	1,384,431

Commitments and contingencies (Note 13)

Stockholders’ Equity:

Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 9,315,508 and 8,756,093 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	932	876
Unearned stock compensation	-	(6,968)
Additional paid-in capital	3,583,594	3,348,681
Accumulated deficit	(3,298,699)	(2,518,895)
Total stockholders’ equity	286,199	824,066
Total liabilities and stockholders’ equity	$2,151,841	$2,208,497

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$269,323	$324,479	$975,469	$1,084,436

Cost of revenue	143,716	167,393	490,965	586,651

Gross profit	125,607	157,086	484,504	497,785

Operating Expenses:
Sales and marketing	154,620	181,820	387,687	455,128
General and administrative	107,965	149,741	321,573	354,831
Research and development	48,405	19,609	135,998	62,901
Amortization	18,028	18,028	54,084	18,028
Total Operating Expenses	329,018	369,198	899,342	890,888

Net operating loss	(203,411)	(212,112)	(414,838)	(393,103)

Interest expense	106,704	88,658	362,946	106,680
Loss on extinguishment of debt	-	-	2,020	-
Net loss	$(310,115)	$(300,770)	$(779,804)	$(499,783)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.07)

Weighted average shares outstanding: (Basic and diluted)	9,068,225	8,646,399	8,889,836	7,570,228

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Unearned Stock	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares		Shares		Shares	Amount	Compensation	Capital	Deficit	(Deficit)
Balance at January 1, 2022	1,080,092	$108	2,644,424	$264	8,756,093	$876	$(6,968)	$3,348,681	$(2,518,895)	$824,066
Shares issued for services	-	-	-	-	-	-	3,484	-	-	3,484
Conversion of notes payable	-	-	-	-	59,415	6	-	27,919	-	27,925
Warrants issued with conversion of notes payable	-	-	-	-	-	-	-	2,020	-	2,020
Stock-based compensation expense	-	-	-	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	-	-	-	(190,304)	(190,304)
Balance at March 31, 2022	1,080,092	$108	2,644,424	$264	8,815,508	$882	$(3,484)	$3,387,540	$(2,709,199)	$676,111
Shares issued for services	-	-	-	-	-	-	3,484	-	-	3,484
Stock-based compensation expense	-	-	-	-	-	-	-	8,921	-	8,921
Net loss	-	-	-	-	-	-	-	-	(279,385)	(279,385)
Balance at June 30, 2022	1,080,092	$108	2,644,424	$264	8,815,508	$882	$-	$3,396,461	$(2,988,584)	$409,131
Conversion of notes payable	-	-	-	-	250,000	25	-	49,975	-	50,000
Warrants issued as deferred financing costs	-	-	-	-	-	-	-	81,183	-	81,183
Share purchase	-	-	-	-	250,000	25	-	49,975	-	50,000
Stock-based compensation expense	-	-	-	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	-	-	-	(310,115)	(310,115)
Balance at September 30, 2022	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,583,594	$(3,298,699)	$286,199

Balance at January 1, 2021	1,080,092	$108	-	$-	6,562,735	$656	$(124,479)	$1,264,108	$(1,748,719)	$(608,326)
Shares issued for services	-	-	-	-	150,000	15	(89,419)	89,985	-	581
Conversion of notes payable	-	-	-	-	496,718	50	-	194,161	-	194,211
Cancellation of shares	-	-	-	-	(100,000)	(10)	-	10	-	-
Amortization of unearned compensation	-	-	-	-	-	-	67,812	-	-	67,812
Stock-based compensation expense	-	-	-	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	-	-	-	(86,686)	(86,686)
Balance at March 31, 2021	1,080,092	$108	-	$-	7,109,453	$711	$(146,086)	$1,557,184	$(1,835,405)	$(423,488)

Shares issued for services, net of cancellation	-	-	-	-	(70,000)	(7)	62,750	(41,893)	-	20,850
Conversion of notes payable	-	-	-	-	263,572	26	-	132,049	-	132,075
Amortization of unearned compensation	-	-	-	-	-	-	36,594	-	-	36,594
Stock-based compensation expense	-	-	-	-	-	-	-	8,921	-	8,921
Shares issued for asset purchase	-	-	-	-	1,250,000	125	-	862,375	-	862,500
Share purchase	-	-	-	-	50,000	5	-	29,995	-	30,000
Net loss	-	-	-	-	-	-	-	-	(112,327)	(112,327)
Balance at June 30, 2021	1,080,092	$108	-	$-	8,603,025	$860	$(46,742)	$2,548,631	$(1,947,732)	$555,125
Shares issued for services	-	-	-	-	40,000	4	16,218	33,196	-	49,418
Warrants issued with convertible note payable	-	-	-	-	-	-	-	221,779	-	221,779
Amortization of unearned compensation	-	-	-	-	-	-	20,073	-	-	20,073
Stock-based compensation expense	-	-	-	-	-	-	-	8,921	-	8,921
Shares issued in a funding	-	-	-	-	36,145	4	-	29,996	-	30,000
Net loss	-	-	-	-	-	-	-	-	(300,770)	(300,770)
Balance at September 30, 2021	1,080,092	$108	-	$-	8,679,170	$868	$(10,451)	$2,842,523	$(2,248,502)	$584,546

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Operating activities
Net loss	$(779,804)	$(499,783)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for doubtful accounts	9,173	-
Amortization	91,315	18,028
Amortization of debt and warrant issuance costs	267,889	54,881
Stock-based compensation	23,842	26,762
Shares issued for services	6,968	195,328
Loss on extinguishment of debt	2,020	-
Changes in operating assets and liabilities:
Accounts receivable	3,207	22,184
Inventory	(32,219)	(1,535)
Prepaid expenses and other current assets	(26,622)	(25,723)
Accounts payable	129,625	(56,808)
Other current liabilities	(15,717)	-
Accrued interest	39,118	30,535
Cash flows from operating activities	(281,205)	(236,131)

Investing activities:
Capitalized software	(37,119)	(108,165)
Cash flows from investing activities	(37,119)	(108,165)

Financing activities:
Proceeds from sales of common stock	50,000	30,000
Issuance of convertible notes payable	400,000	850,000
Proceeds of loan borrowings	128,500	86,000
Repayments of loan borrowings	(279,097)	(87,735)
Payment of debt issuance costs	(30,000)	(85,000)
Cash flows from financing activities	269,403	793,265

Change in cash	(48,921)	448,969
Cash and cash equivalents – beginning of year	286,855	94,342
Cash and cash equivalents - end of period	$237,934	$543,311

Supplemental disclosures of cash flow activity:
Cash paid for interest	$55,939	$21,265
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$77,925	$326,286
Debt and common stock issued for intangible assets (Note 5)	$-	$1,612,500
Common stock issued for debt issuance costs	$-	$30,000
Warrants issued in conjunction with convertible note payable	$81,183	$221,779

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1. The Company

QHSLab, Inc. (f/k/a USA Equities Corp.) (the “Company”, or the “Registrant”) was incorporated in Delaware on September 1, 1983. In 2015, the Company changed its name to USA Equities Corp and created a wholly-owned subsidiary for future operations (“USAQ Corporation, Inc.”). In 2019, the Company consummated a share exchange agreement with the stockholders of Medical Practice Income, Inc. a Florida corporation (“MPI”). As a result of the acquisition, MPI became a wholly-owned subsidiary of the Company and the Company became engaged in value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine. On September 23, 2021, the Company changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its newly formed wholly-owned subsidiary, USA Equities Corp., a Nevada corporation (“USA Equities Nevada”), the surviving entity pursuant to an Agreement and Plan of Merger. USA Equities Nevada is deemed to be the successor to USA Equities Corp, the Delaware corporation. On April 19, 2022, the Company changed its name to QHSLab, Inc.

The Company is a medical device technology and software-as-a-service (“SaaS”) company focused on enabling primary care physicians (“PCP’s”) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures.

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, has negative operational cash flows and only began recognizing revenues in the fourth quarter of fiscal 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2021 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounting Policies

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Capitalized Software Development Costs: Software development costs for internal-use software are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Development costs that are incurred during the application development stage begin to be capitalized when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases once the software is substantially complete and ready for its intended use. Costs incurred during the preliminary project stage of software development and post-implementation operating stages are expensed as incurred. Amortization is calculated on a straight-line basis over three years which is the estimated economic life of the software and is included in the Cost of revenue on the condensed consolidated statements of operations.

The estimated useful lives of software are reviewed at least annually and will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Capitalized software development costs for internal-use software net of amortization expense totaled $186,159 as of September 30, 2022 and $186,271 as of December 31, 2021. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the nine-month periods ended September 30, 2022 and 2021 there was $37,231 and $0 of amortization recognized, respectively. There were no impairments recognized during the three and nine-month periods ended September 30, 2022.

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

The Company sells allergy diagnostic-related products and immunotherapy treatments to physicians. Revenue is recognized once the Company satisfies its performance obligation which occurs at the point in time when title and possession of products have transitioned to the customer, typically upon delivery of the products. During 2022, the Company began entering into SaaS subscription agreements to provide physicians with access to the Company’s proprietary internally-developed QHSLab platform software that provides clinical decision support and patient monitoring. Subscriptions are generally invoiced at the beginning of each subscription period and revenue is recognized ratably over the subscription period with unearned revenue being recorded as Deferred revenue within Other current liabilities on the Company’s condensed consolidated balance sheets.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended September 30, 2022 and 2021, there were $48,405 and $19,609 of research and development expenses incurred, respectively. For the nine months ended September 30, 2022 and 2021, there were $135,998 and $62,901 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2022 or 2021.

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

The Company has net operating losses of $3,298,699 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Accounts receivable is presented net of an allowance for potentially uncollectible accounts. During the period ended September 30, 2022, the Company established an allowance for potentially uncollectible accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	September 30, 2022	December 31, 2021
Accounts receivable	$67,267	$70,474
Allowance for doubtful accounts	(9,173)	-
Accounts receivable, net	$58,094	$70,474

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at September 30, 2022 and December 31, 2021:

	Estimated Useful Life (in years)	September 30, 2022	December 31, 2021
Capitalized Software	3.0	$223,390	$186,271
Accumulated amortization		(37,231)	-
Capitalized Software, net		$186,159	$186,271
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible Assets		$1,612,500	$1,612,500
Accumulated amortization		(90,140)	(36,056)
Intangible assets, net		$1,522,360	$1,576,444

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. As of September 30, 2022 and December 31, 2021 there was $37,231 and $0 of accumulated amortization , respectively. Amortization related to the QHSLab platform is recorded within Cost of revenue on the Company’s condensed consolidated statements of operations. There were no impairments recognized during the periods ended September 30, 2022 and 2021.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization expense during quarters ended September 30, 2022 and 2021. There was $54,084 of amortization expense during the nine months ended September 30, 2022 and $18,028 of amortization expense during the nine months ended September 30, 2021.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, are being paid in 36 equal monthly installments that began in July 2021. The principal balance of the loan is divided between current and long-term liabilities on the Company’s condensed consolidated balance sheets. The combined principal due along with accrued interest as of September 30, 2022 is $467,807 and as of December 31, 2021 was $644,158.

On March 2, 2022, the Company entered into a fixed-fee short-term loan with its merchant bank and received $128,500 in loan proceeds. The loan payable is due in August 2023 and is recorded in current liabilities on the Company’s condensed consolidated balance sheets. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $16,305 paid every 60 days. As of September 30, 2022, the loan balance is $41,768. The prior fixed-fee short-term loan with the same merchant bank had a balance of $16,793 as of December 31, 2021 and was paid in full during the first quarter 2022.

Note 7. Convertible Notes Payable

Convertible notes payable at September 30, 2022 and December 31, 2021, consist of the following:

	September 30, 2022	December 31, 2021
Note 1 – Accredited investors	$-	$25,000
Note 2 – Shareholder	100,000	100,000
Note 3 – Mercer Note	706,000	756,000
Note 4 – Mercer Note #2	440,000	-
	1,246,000	881,000
Debt discount and issuance costs	(122,189)	(238,896)
	1,123,811	642,104
Less: current portion	1,123,811	542,104
Non-current portion	$-	$100,000

Note 1 – Effective December 23, 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a shareholder (Note 1). This Note was issued under a subscription agreement dated September 25, 2020. As of September 30, 2022 and December 31, 2021, this Note had $0 and $2,555, respectively, of accrued interest. On February 23, 2022 the shareholder elected to convert the outstanding principal of $25,000 along with accrued interest into 59,415 shares of common stock at a price of $0.47 per share. Additionally, the shareholder received warrants exercisable for two years to purchase 14,854 common shares at $0.705 per share.

Note 2 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 2). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of September 30, 2022 at the option of the holder using the same conversion calculation. As of September 30, 2022 and December 31, 2021, this Note had $14,000 and $6,521, respectively, of accrued interest. On October 1, 2022, the maturity date of the Note 2 was extended to December 31, 2023.

Note 3 – Effective August 10, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which it issued to the investor an Original Issue Discount Secured Convertible Promissory Note (the “$806,000 Note”) in the principal amount of $806,000 and warrants to purchase 930,000 shares of the Company’s common stock for aggregate consideration of $750,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with the investor.

The principal amount of the $806,000 Note and all interest accrued thereon is payable on August 10, 2022, and is secured by a lien on substantially all of the Company’s assets. The $806,000 Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock at a price of $0.65 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, the $806,000 Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the $806,000 Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold. The conversion price of the $806,000 Note had been subject to a potential decrease if the average closing price of the Company’s common stock during any ten consecutive trading days during the period beginning September 16, 2021, and ending November 15, 2021, was below $0.65. The trading price of the common stock was not been below $0.65 during the relevant period and this provision is no longer operative.

On November 11, 2021, Mercer Street Global Opportunity Fund, LLC (“Mercer Fund”), converted $50,000 of the principal amount of the $806,000 Note into 76,923 shares of the Company’s common stock at a price of $0.65 per share.

The 930,000 Warrants are initially exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant. The shares issuable upon conversion of the $806,000 Note and exercise of the Warrants are to be registered under the Securities Act of 1933, as amended, for resale by the investor as provided in the Registration Rights Agreement. The Warrants may be exercised by means of a “cashless exercise” if at any time the shares issuable upon exercise of the Warrant are not covered by an effective registration statement.

As a result of the issuance of a $440,000 Original Issue Discount Secured Convertible Promissory Note effective July 19, 2022, (Note 4) convertible into shares of the Company’s common stock at a price of $0.20 per share, the price at which the $806,000 Note may be converted into shares of the Company’s common stock has been reduced to $0.20 per share. On July 27, 2022, Mercer Fund converted $50,000 of the principal amount of the $806,000 Note into 250,000 shares of the Company’s common stock at a price of $0.20 per share.

On October 17, 2022, the Company received notice from the manager of Mercer Fund of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under the $806,000 Note and the related documents between the Company and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The $806,000 Note continues to accrue interest at 5%.

As of September 30, 2022, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $706,000, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2022, the $806,000 Note had $43,273 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount. As of December 31, 2021, the $806,000 Note had $15,446 of accrued interest, total unamortized debt issuance costs of $204,835, including the Warrant value, and the remaining discount of $34,060.

Note 4 – Effective July 19, 2022, the Company entered into a Securities Purchase Agreement with Mercer Fund pursuant to which it issued an Original Issue Discount Secured Convertible Promissory Note (the “$440,000 Note”) in the principal amount of $440,000 and warrants to purchase 550,000 shares of the Company’s common stock for aggregate consideration of $400,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with Mercer Fund.

The principal amount of the $440,000 Note and all interest accrued thereon is payable on July 19, 2023, and are secured by a lien on substantially all of the Company’s assets. The $440,000 Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock at a price of $0.20 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, the $440,000 Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the $440,000 Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold.

The $440,000 Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. The $440,000 Note provides further that the Company will be liable to the Buyer for various amounts, including the cost of a buy-in, if the Company shall default in its obligation to register the shares issuable upon conversion of the $440,000 Note for sale by the Buyer under the Securities Act or otherwise fails to facilitate Buyer’s sale of the shares issuable upon conversion of the $440,000 Note as required by the terms of the $440,000 Note.

The 550,000 Warrants are initially exercisable for a period of three years at a price of $0.50 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant. The shares issuable upon conversion of the $440,000 Note and exercise of the Warrants are to be registered under the Securities Act of 1933, as amended, for resale by the investor as provided in the Registration Rights Agreement. The Warrants may be exercised by means of a “cashless exercise” if at any time the shares issuable upon exercise of the Warrant are not covered by an effective registration statement.

The Registration Rights Agreement requires the Company to file with the Securities and Exchange Commission within 60 days following the closing of the issuance of the $440,000 Note, a registration statement (the “Registration Statement”) with respect to all shares which may be acquired upon conversion of the $440,000 Note and exercise of the Warrant (the “Registrable Securities”) and to cause the Registration Statement to be declared effective no later than 90 days after the date of the issuance of the $440,000 Note, provided, that if the Company is notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to further review and comments, the Company shall cause the Registration Statement to be declared effective on the fifth trading day following the date on which the Company is so notified. The Company is to cause the Registration Statement to remain continuously effective until all Registrable Securities covered by such Registration Statement have been sold, or may be sold pursuant to Rule 144 without the volume or other limitations of such rule, or are otherwise not required to be registered in reliance upon the exemption in Section 4(a)(1) or 4(a)(7) under the Securities Act.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2022, the $440,000 Note had $4,219 of accrued interest, total unamortized debt issuance costs of $89,860, including the Warrant value, and the remaining discount of $32,329. Th $440,000 Note was not outstanding as of December 31, 2021.

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

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares issuable upon exercise or conversion of outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the three and nine month periods ended September 30, 2022 and 2021 as the result would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	1,100,000	1,100,000	1,100,000	1,100,000
Stock warrants	1,576,647	1,019,793	1,576,647	1,019,793
Total shares excluded from calculation	2,676,647	2,119,793	2,676,647	2,119,793

Note 10. Stock-based Compensation

During the three months ended September 30, 2022 and 2021, there was $6,000 and $8,921, respectively, in stock-based compensation associated with stock options included in Research and development expense. During the nine months ended September 30, 2022 and 2021, there was $23,842 and $26,762, respectively, in stock-based compensation associated with stock options included in Research and development expense. Additionally, during the same periods there was expense associated with shares issued for services. The following table shows how the expenses associated with shares issued for services were classified in the condensed consolidated statements of operations during the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$-	$-	$-	$29,031
Sales and marketing	-	49,703	-	98,332
General and administrative	-	19,788	6,968	67,965
Total expense – shares issued for services	$-	$69,491	$6,968	$195,328

During the nine months ended September 30, 2021 there were 450,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.65. The options vest in equal annual installments over three years beginning in April 2021 and expire five years after grant date. There were no options granted during the three months ended September 30, 2021. There were no options exercised, forfeited or cancelled during the period the periods ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 there were no options granted.

As of September 30, 2022, there was $12,000 of unrecognized compensation related to 1,100,000 outstanding options which is expected to be recognized over a weighted-average period of 6 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the nine months September 30, 2021 was $0.12.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Risk-free interest rate	N/A	0.21%
Expected life of the options	N/A	3.5 years
Expected volatility of the underlying stock	N/A	76.3%
Expected dividend rate	N/A	0%

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

Options outstanding at September 30, 2022 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	300,000	$0.65	December 31, 2025
Total	1,100,000	950,000

Warrants outstanding at September 30, 2022 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 16, 2021	15,900	15,900	$0.75	March 15, 2023
May 7, 2021	53,704	53,704	$0.74	May 6, 2023
June 17, 2021	12,189	12,189	$0.83	June 16, 2023
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
February 23, 2022	14,854	14,854	$0.705	February 22, 2024
July 19, 2022	550,000	550,000	$0.50	July18, 2025
Total	1,576,647	1,576,647

Note 11. Related Party Transactions

Convertible notes payable, related party: See Note 7.

Note 12. Income Taxes

For the nine month period ended September 30, 2022 and the year ended December 31, 2021, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

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

As of September 30, 2022, the balance of outstanding invoices that the Factoring Company may assign back to the Company if not collected within 90 days is included in the Company’s Accounts Receivable balance with the amounts received, net of reserves held, included with other current liabilities on the condensed consolidated balance sheets. The net amount included in other current liabilities is $6,519 and $25,420 as of September 30, 2022 and December 31, 2021, respectively.

There are no pending or threatened legal proceedings as of September 30, 2022. The Company has no non-cancellable operating leases.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2021 including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. It is estimated, based on the national average payment data for the reimbursement codes for allergy testing and allergen immunotherapy that our PCP customers generated approximately $3,484,250 in revenues utilizing our products during the nine months of 2022, of which $2.4 million was the result of providing allergy diagnostic tests to patients and approximately $1 million was the result of providing allergen immunotherapy treatments.

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

Our ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab and the sale of diagnostic related products and treatment protocols and the provision of services through our QHSLab. Currently, we are generating revenues from the sale of AllergiEnd® diagnostic related products and immunotherapy treatments. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products. We will continue to upgrade QHSLab in an effort to increase the number of products sold based upon the services it can provide and for which we are able to charge a fee for its use. For example, we recently introduced a tool to enable PCPs to quickly assess functional status and recovery from COVID-19 and to provide PCPs with baseline data relating to measuring long COVID symptoms, including, but not limited to, shortness of breath, pain, fatigue, muscle weakness, memory loss, depression, and anxiety as well as a range of functional limitations, such as changes in lifestyle, work, sports, and social activities.

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

Results of Operations

Three months and nine months ended September 30, 2022 as compared to the three months and nine months ended September 30, 2021

Revenues

During the fourth quarter of 2020 we began to sell AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab platform software that provides clinical decision support and patient monitoring for numerous chronic conditions seen in primary care settings including allergy, asthma, mental health, obesity and long COVID for example.

For the three months ended September 30, 2022, we generated revenues of $269,323 compared to $324,479 of revenues in the comparable period of 2021. The decrease for the three months ended September 30, 2022 related to reductions in sales of Allergy Diagnostic Kits of $47,857 and Immunotherapy Treatments of $16,043 compared to the three months ended September 30, 2021. These reductions were partially offset by Subscription revenue of $4,930 and Training and other revenue of $6,937 during the quarter ended September 30, 2022.

For the nine months ended September 30, 2022, we generated revenues of $975,469 compared to $1,084,436 of revenues in the comparable period of 2021. The decrease for the nine months ended September 30, 2022 as compared to the comparable period in 2021, was primarily due to a reduction in sales of Allergy Diagnostic Kits of $80,218 and Immunotherapy Treatment services of $40,754 as we continued to expand the roll-out of our product lines and customer base.

Our revenues consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Allergy Diagnostic Kit Sales	$138,265	$186,122	$566,176	$646,394
Immunotherapy Treatment Sales	111,131	127,174	363,853	404,606
Subscription Revenue	4,930	-	6,304	-
Training & Other Revenue	6,937	-	11,038	-
Shipping and handling	8,060	11,183	28,098	33,436
Total revenue	$269,323	$324,479	$975,469	$1,084,436

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales.

For the three months ended September 30, 2022 and 2021, cost of revenues was $143,716 and $167,393, respectively.

The Company generated a gross profit of $125,607 during the three months ended September 30, 2022 compared to $157,086 for the three months ended September 30, 2021. Gross margin decreased from 48.4% gross margin during the three months ended September 30, 2021 to 46.6% during the three months ended September 30, 2022. The decrease in gross margin was attributable to a combination of changes in the product mix and increases in supply and shipping costs.

For the nine months ended September 30, 2022 and 2021, cost of revenues was $490,965 and $586,651, respectively.

The Company generated a gross profit of $484,504 during the nine months ended September 30, 2022 compared to $497,785 for the nine months ended September 30, 2021. Gross margin increased from 45.9% gross margin during the nine months ended September 30, 2021 to 49.7% during the nine months ended September 30, 2022. The increase in gross margin was attributable to a combination of changes in the product mix and improved cost structure since the acquisition of intangible assets from MedScience during the quarter ended June 30, 2021.

We are introducing new products at an early stage in our development cycle and the margins earned may vary significantly between periods, customers and products due to the learning process, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCP’s, principally ongoing sales efforts to recruit new PCP’s and maintain our relationships with PCP’s already using our software and products. These expenses include employee compensation and costs of consultants. For the three months ended September 30, 2022, sales and marketing expenses totaled $154,620 compared to $181,820 for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, sales and marketing expenses totaled $387,687 compared to $455,128 for the nine months ended September 30, 2021.

The decreases in Sales and marketing expenses in both the three and nine month periods ended September 30, 2022 compared to the respective prior year periods relates to the shift of marketing efforts to a more internal effort rather than relying upon third-party providers. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCP’s and maintaining our relationships with these PCP’s once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended September 30, 2022, general and administrative expenses totaled $107,965, a decrease of $41,776, compared to $149,741 for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, general and administrative expenses totaled $321,573 a decrease of $33,258, compared to $354,831 for the nine months ended September 30, 2021.

The decrease in General and administrative expenses for the three and nine months ended September 30, 2022, as compared to the comparable periods of 2021, was primarily due to decreased fees for legal, investor relations and management services partially offset by an increase in bad debt expense related to the creation of our allowance for uncollectible accounts, expenses associated with processing payments on the sales invoices generating revenue which began during the third quarter of 2021 and accounting-related expenses.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended September 30, 2022, R&D expenses totaled $48,405 which is an increase of $28,796, compared to $19,609 for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, R&D expenses totaled $135,998 which is an increase of $73,097, compared to $62,901 for the nine months ended September 30, 2021.

The increases in R&D expenses for the three and nine months ended September 30, 2022, as compared to the respective periods of 2021 were driven by the completion of testing of our QHSLab platform software. As a result, the spending on development is no longer being capitalized as the software is now in post-implementation stages. Any future development that may result in substantial enhancements or additional functionality for all users will be considered for capitalization as appropriate. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Expense

For the three months ended September 30, 2022, interest expense increased by $18,046 to $106,704 from $88,658 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, interest expense increased by $256,266 to $362,946 from $106,680 for the nine months ended September 30, 2021.

The increase in interest expenses for the three and nine months ended September 30, 2022, was due to higher debt balances, primarily related to Original Issue Discount Secured Convertible Promissory Notes entered into during August 2021 and July 2022. Interest expense during the nine months of 2022 included interest on the outstanding debt as well as the amortization of debt issuance costs including legal fees and warrants issued in connection with the sale of our convertible note in 2021, the convertible note sold in July 2022 and the note issued to purchase assets related to our AllergiEnd® products. The amortization of those costs, which are non-cash expenses, totaled $226,158 or 62% of the interest expense during the nine months of 2022. Interest expense during the nine months of 2021 was all related to interest on outstanding debt balances, primarily outstanding convertible notes payable.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2022, we had current assets totaling $443,322, including $237,934 of cash, $58,094 of net accounts receivable, $97,959 of inventory, and $49,335 related to prepaid expenses and other current assets. At such date we had total current liabilities of $1,656,643 consisting of $149,995 in accounts payable, $85,612 in other current liabilities and $1,421,036 representing the current portions of outstanding loans and convertible notes. Our long-term liabilities balance of $208,999 is associated with the long-term portion of loans payable.

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

We used cash of $281,205 and $236,131 in operations during the nine-month periods ending September 30, 2022 and 2021, respectively.

During the third quarter of 2021, we issued a promissory note of $750,000 in connection with our acquisition of assets related to our AllergiEnd® products and an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the “First OID Note”) along with warrants to purchase 930,000 shares of our common stock (the “Warrants”) for aggregate consideration of $750,000. The acquisition of the assets related to our AllergiEnd® products has enabled us to increase our margins on the sale of these products. The net proceeds of the First OID Note primarily were used to increase our sales and marketing efforts. In July 2022, to supplement our cash on hand, we issued to the holder of the First OID Note an Original Issue Discount Secured Convertible Promissory Note (the “Second OID Note”) in the principal amount of $440,000 and warrants to purchase 550,000 shares of our common stock for aggregate consideration of $400,000. The proceeds of this Note will primarily be used to fulfill our inventory requirements and expand our sales and marketing.

The remaining principal amount of the First OID Note and all interest accrued thereon is payable on August 10, 2022, and is secured by a lien on substantially all of our assets. On October 17, 2022, the Company received notice from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of our OID Notes, of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under the First OID Note and the related documents between the Company and the Fund, provided that the Fund reserved all of its rights under such agreements. The Note continues to accrue 5% interest. There is no assurance how long the holder of the First OID Note will provide forbearance from default. If the holder were to seek to exercise its rights under the Note, it could have a material adverse impact on the price of our common stock. As noted above in July 2022 we issued the Second OID Note in the principal amount of $440,000 to the holder of the First OID Note. As a result of this issuance, the conversion price of the First OID Note was reduced to $0.20 and in 2022, the holder of the First OID Note converted an aggregate of $50,000 of the First OID Note into shares of our common stock, reducing the outstanding balance and interest accrued on the First OID Note to $749,273 as of September 30, 2022.

The principal amount of the Second OID Note and all interest accrued thereon is payable on July 19, 2023, and are secured by a lien on substantially all of our assets. The Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock at a price of $0.20 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, similar to the First OID Note, the Second OID Note provides, subject to certain limited exceptions, that if we issue any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold. The remaining terms and conditions of the Second OID Note including the events of default are substantially identical to those of the First OID Note.

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

The Registration Rights Agreement requires the Company to file with the Securities and Exchange Commission within 60 days following the closing of the issuance of the Note, a registration statement (the “Registration Statement”) with respect to all shares which may be acquired upon conversion of the Note and exercise of the Warrant (the “Registrable Securities”) and to cause the Registration Statement to be declared effective no later than 90 days after the date of the issuance of the Note. A registration statement with respect to the shares issuable upon conversion of the Second OID Note and exercise of the 550,000 Warrants was timely filed and has been declared effective.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $3,298,699 at September 30, 2022, generated net losses of $779,804 and $770,176 for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively, and used cash of $281,205 and $354,738 in operations in these periods. Although we are generating revenue from the sale of our AllergiEnd® products and the licensing of QHSLab, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation and other risks detailed in our 2021 Annual Report on Form 10K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2022, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit B to the Information Statement on Form 14-C filed June 21, 2021)

3.2	By-Laws ((incorporated herein by reference to Exhibit C to the Information Statement on Form 14-C filed June 21, 2021).

4.1	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed on September 5, 2019).

4.2	Certificate of Designation authorizing the issuance of the Series A-2 Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed December 30, 2021)

10.1	Securities Purchase Agreement between QHSLab, Inc. and Mercer Street Global Opportunity Fund, LLC dated July 21, 2022 (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K filed July 29, 2022)

10.2	Original Issue Discount Secured Convertible Promissory Note in the principal amount of $440,000 issued by QHSLab, Inc. to Mercer Street Global Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K filed July 29, 2022)

10.3	Common Stock Purchase Warrant to purchase 550,000 shares issued by QHSLab, Inc. to Mercer Street Global Opportunity Fund, LLC dated July 21, 2022 (incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K filed July 29, 2022)

10.4	Registration Rights Agreement in favor of Mercer Street Global Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.4 to the Report on Form 8-K filed July 29, 2022)

31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	November 10, 2022

