Form 10-K
period 2022-12-31
QHSLab, Inc.
filed 2023-03-29
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

Commission file number: 0-19041

QHSLab, Inc.

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting form that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

On June 30, 2022, the aggregate market value of our common stock held by non-affiliates was $1,857,543 based on 5,463,363 shares of common stock held by non-affiliates and a price of $0.34 per share, the closing price of our common stock on June 30, 2022.

On March 29, 2023, the Registrant had 9,315,508 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS.

Background

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine. Our digital healthcare, clinical decision support and point of care solutions also support non face to face remote patient and therapeutic monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

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

Digital Therapeutics, that is, the use of digital medicine products to assess a patient’s state of health and monitor progress in response to recommended lifestyle changes, medication adherence and treatment regimens, is considered a treatment in its own right, and may be reimbursable depending upon a patient’s health condition and diagnosis, giving health-care providers an economic incentive to engage in digital healthcare. We intend to add features to our QHSLab platform which allow PCPs to engage in digital medicine for which they will be reimbursed.

Our Operating Model

Our mission is to enhance the quality of life of individuals and populations through physician-directed digital medicine and innovative, artificial intelligence (AI) enhanced preventive health technologies.

●	Value Based. The Company provides tools that enhance health care for patients while lowering costs to insurance providers and corporate America and allowing physicians to increase their practice revenues.
●	Patient Centered. Our products streamline the relationship between physicians and their patients, providing a high quality experience for patients, and increasing the value provided to them during care.
●	Time Saving. Physicians can maximize face-to-face office visits and non-face-to-face patient education while generating additional revenue through reimbursable preventative services.
●	Prevention Focused. Our products are designed to promote prevention, early detection, management, and reversal of chronic diseases.

QHSLab Expert System

We have developed and are constantly upgrading our high-level, fully automated cloud-based SaaS system named the QHSLab which provides physicians and healthcare organizations with the ability to capture and store patient information electronically in a secure database. The patients’ data is analyzed by specific and proprietary algorithms, assisting the physician in making a diagnosis and prescribing a course of treatment and appropriate care coordination. We provided physicians at practices which use QHSLab with analytical tools to diagnose and treat allergies and asthma which allowed them to increase revenues by expanding the breadth of their practices. Our focus for the immediate future, is to increase the number of physicians utilizing the QHSLab platform, to charge users a monthly fee, to expand the number of diagnostic algorithms and health risk assessments incorporated into QHSLab and to add features which allow PCPs to engage in reimbursable forms of digital medicine, thereby enabling general practice physicians to increase their revenues.

Our QHSLab Expert System is capable of handling large quantities of data, without compromising security, accuracy or precision. We can set parameters to accommodate prospective client physician and healthcare organizations’ policies and easily deal with significant increases in user workload. Our cloud-based software and IT system scales to allow a virtually unlimited number of user sessions to be activated. By utilizing a set, well-known path built into our third-party ‘robust’ cloud server infrastructure our QHSLab is not only capable of scaling to a large number of users, but is also built on a globally-scalable architecture, allowing us to deliver high availability to users in just about any geographic region.

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

An article published December 28, 2021, in the Journal of the American Medical Association (JAMA) titled ‘Assessment of an Interactive Digital Health–Based Self-management Program to Reduce Hospitalizations Among Patients With Multiple Chronic Diseases’ reported on the success achieved by physicians utilizing a research system similar to QHSLab. The randomized clinical trial found that “among participants who received the internet chronic disease management intervention, fewer were admitted to the hospital” and “digital health interventions supporting patient self-management and self-monitoring has the potential to augment primary care among patients with multiple chronic diseases and co-morbidities.”

Physicians are seeking preventive and chronic care management tools for their medical decision making and patient care, including non-face to face asynchronous interventions and easy to incorporate workflow digital screenings. Today, independent physicians and their practices desire digital health relationships that meet all their needs and those of their patients, instead of having to incorporate multiple limited services from numerous digital health companies. Physicians don’t have time to pick and choose among different digital health systems. QHSLab solves this problem especially for the independent primary care provider.

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

● If responses to the Q-Scale indicate potential mental health issues, patients are directed to the PHQ-9, GAD-7 and Kessler 6, a global measure of distress drawing from depressive and anxiety related symptomology. The treating physician is then alerted to the need for more focused evaluation during their encounter with the patient.

● Patients receive a post-assessment digital ‘feedback’ report and self-management strategies useful in addressing any items identified during the assessment.

Executing on our Growth Strategy

Growing Recuring Revenue Base	●	Increasing the number of medical practitioners utilizing our point-of-care and digital medicine services, growing our revenue per client metric.

	●	Future distribution channels include Management Service Organization (MSO) partnerships, Independent Physician Associations (IPA’s), and complementary digital health networks.

Expanding Product Portfolio	●	Additional point-of-care diagnostic, digital medicine, and treatments that PCPs can use, prescribe, and be reimbursed for under existing government and private insurance programs.

Increasing Industry Visibility	●	Increasing the number of company/university-sponsored medical conferences partnering with various University’s to introduce and educate members of the medical community about the technology and revenue opportunities available.

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

The FDA issued a Finalized Guidance on medical mobile applications (“Apps”). The FDA determined that certain Apps may meet the definition of a medical device because they provide the user with certain biologic information. The Guidance contains an appendix that provides examples of mobile apps that may meet the definition of a medical device but for which the FDA intends to exercise enforcement discretion. These mobile apps may be intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. Even though these mobile apps may meet the definition of a medical device, the FDA intends to exercise enforcement discretion for these mobile apps because they pose lower risk to the public. Based on our understanding of the Guidance, although there can be no guarantee, we believe our QHSLab services will eventually be subject to regulatory requirements because such services seem to fall within the statutory examples of medical devices with respect to which the FDA intends to monitor compliance with applicable regulations. Although many of the Apps described in the Guidance have been in use for an extended period of time, the impact they have had on the need for patient visits to a physician and thus, on the use of our products, has not been determined.

Employees

As of March 29, 2023, we had four employees devoting full-time services to the Company, all of whom were engaged in direct sales and operations. In addition, we engage independent entities and consultants that provide programming services, Quality Management System development, Marketing and Medical Consulting & Advisory services. We believe that our relationships with our employees and consultants are good.

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

Risks Related to Our Business

We incurred net losses in 2022 and 2021 and may not be able to continue to operate as a going concern.

We suffered net losses of $996,001 and $770,176 for the years ended December 31, 2022 and 2021, respectively. We also had negative cash flows from operations for the years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, to support our operations we received loans in the aggregate amount of $1,575,800. The report of our independent registered public accountants on our consolidated financial statements for the year ended December 31, 2022 states that these factors raise uncertainty about our ability to continue as a going concern.

Unless we are able to generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

We may need additional financing.

We have funded our operating losses through borrowings, including amounts borrowed from our principal shareholder. As of December 31, 2022, all related party notes combined with the associated accrued interest payable to our principal shareholder have been converted into equity. As of the date of this annual report we have notes and loans outstanding in the aggregate amount, inclusive of accrued interest, of $1,763,672. Our Original Issue Discount Secured Convertible Promissory Note in the principal amount of $440,000 matures on July 19, 2023 and our Original Issue Discount Secured Convertible Promissory Note in the principal amount of $706,000 matured on August 10, 2022. On October 17, 2022, the Company received notice from the manager of Mercer Fund of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under this Note and the related documents between us and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The Note continues to accrue interest at 5%.

If, we are not able to pay or refinance the outstanding principal and accrued interest on these notes when due, our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or reductions in the price at which they can convert their convertible securities. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse affect on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our principal shareholder, we may become insolvent.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified material weaknesses in our internal controls with respect to our segregation of duties, which cannot be rectified until we have additional officers, and our limited resources and our insufficient controls over review of accounting for certain complex transactions therefore our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. Some of the material weaknesses in our internal controls are due to our limited management staff. Due to limited staffing, we are not always able to detect errors or omissions in financial reporting and cannot eliminate weaknesses due to our inability to segregate duties. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future or continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

All of our revenues have been generated from one product line.

To date, all of our revenue has been derived from a limited number of product lines. If we fail to develop or acquire additional products or services from which we can generate revenues, we may not achieve sustained positive cash flow or generate profits. As a result, we will be severely constrained in our ability to fund our operations and achieve our business plan.

We are dependent upon third parties for our products.

We depend upon third parties to supply us with all of the products included in the “AllergiEnd®” line of products from which we currently derive all of our revenues. If these parties were unable or unwilling to continue to supply our needs, we might not be able to find an alternative source of supply which would materially adversely impact our business, financial condition and operating results.

We have engaged in limited product development activities and our product development efforts may not result in commercial products.

Although our QHSLab has been provided to physicians and enabled them to generate revenues, we have only recently begun to charge physicians for this product under various software as a service, subscription and license based revenue models. We intend to develop additional features to be added to QHSLab to provide PCPs with additional sources of revenue. There is no assurance that any of the new features we develop will gain market acceptance. We cannot guarantee we will be able to produce commercially successful products. Further, our eventual operating results could be susceptible to varying interpretations by potential customers, or scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent executing our proposed business plan.

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

We have limited capital resources and operations. To date, our operations primarily have been funded from capital contributions and loans from our principal shareholder and more recently, third party loans. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near-term operations and product development, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If we issue additional shares of common stock, it would reduce our stockholders’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 900 million shares of common stock. As at March 29, 2023 we have outstanding 9,315,508 shares of common stock, without giving effect to shares issuable upon conversion or exercise of convertible notes, preferred stock, options and warrants currently outstanding. The future issuance of common stock or securities exercisable for or convertible into common stock to raise capital may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock upon the conversion or exercise of outstanding notes and warrants, for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our then existing stockholders and might have an adverse effect on any trading market for our common stock.

Dependence on Key Existing and Future Personnel.

Our success depends, to a large degree, upon the efforts and abilities of Troy Grogan, our sole officer, and key consultants. The loss of the services of one or more of our key providers could have a material adverse effect on our operations. In addition, as our business model is implemented, we will need to recruit and retain additional management, financial personnel, key employees and consulting service providers in virtually all phases of our operations. Key employees and consultants will require a strong background in our industry. We cannot assure that we will be able to successfully attract and retain key personnel.

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

Some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of their provisions are open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity. Dealing with investigations can be time- and resource-consuming. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. It is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws. The laws, regulations and standards governing the provision of healthcare services may change significantly in the future.

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
●adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical, biotechnology or medical device companies or other healthcare industry participants; and
● restructuring of the healthcare industry and possible elimination of private insurers.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information (PII), including protected health information (PHI). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the businesses with which covered entities contract for services, which includes us. HIPAA requires companies like us to develop and maintain policies and procedures with respect to PHI, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA imposes mandatory penalties for certain violations which can be significant. HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. HIPAA further requires that patients and, in some instances, HHS be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. These laws in many cases are more restrictive than, and may not be preempted by, HIPAA, creating complex compliance issues for us and our clients potentially exposing us to additional expense, adverse publicity and liability. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions. Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and patient confidence. Clients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that caused by such breaches, incentives offered to clients or other business partners in an effort to maintain business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. We outsource important aspects of the storage and transmission of client and patient information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and patient proprietary and protected health information.

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

Because we rely on the internet to interact with our clients, we are subject to an extensive and highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business and the businesses of our customers conducted using our platform and technology, are subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance directed to those who conduct business over the internet, including those governing privacy, data governance, data protection, cybersecurity, fraud detection, payment services, consumer protection and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, digital assets, and related technologies. As a result, they are subject to significant uncertainty, and vary widely across U.S. federal, state, and local jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States may adopt new laws and regulations, or new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may change how we operate our business, how our products and services and those of our customers are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures

To the extent we use “open source” software, our use could adversely affect our ability to offer our services and subject us to possible litigation.

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

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, terrorist acts, conflicts between nations and the response of the United States to such occurrences, could impair our ability to purchase, receive or replenish inventory or raw materials or could cause US agencies and insurance companies to modify reimbursement policies, which could result in lost sales, reduced revenues and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, unusually adverse weather conditions, pandemic outbreaks, such as the recent outbreak of the coronavirus, or COVID-19, terrorist acts, conflicts between nations and the response of US agencies to such occurrences, could adversely affect our operations and financial performance. To the extent these events impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through lost sales. Such events could also cause US agencies and insurance companies to modify reimbursement policies which could result in lost sales, reduced revenues and otherwise adversely affect our financial performance.

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

Laws reforming the U.S. healthcare system may have an impact on our business. Various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. healthcare system. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction of the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such proposals or healthcare reforms might have on our business, financial condition and results of operations.

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

Substantially all of the outstanding shares of our common stock in addition to the shares issuable upon conversion of our outstanding convertible notes are freely tradable without restriction or registration under the Securities Act or otherwise eligible sale under Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 9,315,508 shares of our common stock outstanding as of March 31, 2022, approximately 1,644,169 shares in addition to the approximately 7,741,487 shares issuable upon conversion of $1,146,000 convertible notes are tradable without restriction and the balance are restricted securities which may be sold in accordance with Rule 144. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement, may adversely affect the market price of our common stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of December 31, 2022, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

We are a “Smaller Reporting Company” with reduced disclosure requirements which may make our common stock less attractive to investors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is subject to quotation on the OTCQB venture market under the symbol USAQ. The following table shows the high and low bid prices for our common stock during the fiscal years 2022 and 2021 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2022:
First Quarter	$0.75	$0.30
Second Quarter	$0.58	$0.30
Third Quarter	$0.40	$0.12
Fourth Quarter	$0.18	$0.12

Year Ended December 31, 2021:
First Quarter	$0.70	$0.30
Second Quarter	$0.73	$0.51
Third Quarter	$1.00	$0.65
Fourth Quarter	$0.75	$0.56

Holders

On March 29, 2023, there were approximately 600 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In 2020 we adopted an Equity Incentive Plan which authorizes grants with respect to up to 2,000,000 shares of our common stock. No grants have been made pursuant to the plan.

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during 2022 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended December 31, 2022.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of QHSLab, Inc. and its subsidiaries for the years ended December 31, 2022 and 2021 and should be read in conjunction with such consolidated financial statements and related notes included in this report.

Overview

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics. Our virtual and point of care solutions also support non face to face clinical decision support and remote patient monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. It is estimated, based on the national average payment data for the reimbursement codes for allergy testing and allergen immunotherapy that our PCP customers generated approximately $4,231,250 in revenues utilizing our products during the year ended 2022, of which $2.85 million was the result of providing allergy diagnostic tests to patients and approximately $1.39 million was the result of providing allergen immunotherapy treatments.

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

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The ultimate impact of the COVID-19 pandemic and the responses of governments and individuals to the outbreak, such as the movement to work from home, disruptions to supply chains and the attacks on the efficacy of vaccines is highly uncertain and we do not yet know the full extent of potential impacts on our business, finances or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources and operations.

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

While our revenues are largely determined by the volume of services and products delivered and the prices at which such services and products are sold, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of improvements to QHSLab, the costs of products sold to PCPs, marketing expenses to recruit new PCPs and introduce new products and financing costs. As our business grows, these costs should be spread over a wider base of PCPs leading to a reduction in costs per sale and, helping to increase our gross margin.

Results of Operations during the year ended December 31, 2022 as compared to the year ended December 31, 2021

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab platform software that provides clinical decision support and patient monitoring for numerous chronic conditions seen in primary care settings including allergy, asthma, mental health, obesity and long COVID for example. During the fourth quarter of 2022, we began entering into Integrated Service Program agreements to provide physicians’ offices with agreed-upon administrative, billing and support services utilizing our QHSLab platform software.

For the year ended December 31, 2022, we generated revenues of $1,243,186 compared to $1,414,421 of revenues in 2021. The revenue decrease for the year ended December 31, 2022, reflects the negative impact of international shipping delays on our inventory combined with deteriorating economic conditions stemming from rising interest rates and inflation. Revenues in 2022 were primarily driven by sales of Allergy Diagnostic Kits of $685,062 and Immunotherapy Treatment services of $484,411 as we continued to expand the roll-out of our product lines and customer base. During 2022, we also initiated several new product lines including subscription revenue of $18,654, Training and other revenue of $11,288 and Integrated Service Program revenue of $8,137.

Our revenues consisted of the following:

	For the Years Ended
	December 31,
	2022	2021
Allergy Diagnostic Kit Sales	$685,062	$854,930
Immunotherapy Treatment Sales	484,411	516,013
Subscription Revenue	18,654	-
Training & Other Revenue	11,288	-
Integrated Service Program Revenue	8,137	-
Shipping and handling	35,634	43,478
Total revenue	$1,243,186	$1,414,421

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kit products and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales.

For the years ended December 31, 2022 and 2021, cost of revenues was $623,667 and $743,673, respectively.

The Company generated a gross profit of $619,519, for the year ended December 31, 2022 and $670,748, in 2021. Gross margin increased from 47.4% during the year ended December 31, 2021 to 49.8% during the year end December 31, 2022. The increase in gross margin was attributable to a combination of changes in the product mix and improved cost structure since the acquisition of intangible assets from MedScience during the quarter ended June 30, 2021.

As we continue to introduce new products at an early stage in our development cycle, the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants.

For the year ended December 31, 2022, sales and marketing expenses totaled $530,317 compared to $592,068 for the year ended December 31, 2021.

The decreases in sales and marketing expenses for the year ended December 31, 2022 compared to 2021 relates to the shift of marketing efforts to a more internal effort rather than relying upon third-party providers. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business with publicly traded securities, including accounting, legal and management consulting fees.

For the year ended December 31, 2022, general and administrative expenses totaled $387,512, a decrease of $66,496, compared to $454,008 for the year ended December 31, 2021.

The decrease in general and administrative expenses for the year ended December 31, 2022, as compared to 2021, was primarily due to decreased fees for legal, investor relations and management services partially offset by an increase in bad debt expense related to the creation of our allowance for uncollectible accounts, expenses associated with processing payments on the sales invoices generating revenue which began during the third quarter of 2021 and accounting-related expenses.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the year ended December 31, 2022, R&D expenses totaled $190,117, which is an increase of $99,243, compared to $90,874 for the year ended December 31, 2021.

The increases in R&D expenses for the year ended December 31, 2022, as compared to 2021, were driven by the completion of testing of our QHSLab platform software. As a result, the spending on development is no longer being capitalized as the software is now in post-implementation stages. Any future development that may result in substantial enhancements or additional functionality for all users will be considered for capitalization as appropriate. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Expense

For the year ended December 31, 2022, interest expense increased by $186,952 to $433,442 from $246,490 for the year ended December 31, 2021. Interest expense during the year of 2022 was all related to interest on outstanding debt balances, primarily outstanding convertible notes payable. The increase in interest expenses for the year ended December 31, 2022, was due to higher debt balances, primarily related to Original Issue Discount Secured Convertible Promissory Notes entered into during August 2021 and July 2022. Interest expense during 2022 included interest on the outstanding debt as well as the amortization of debt issuance costs including legal fees and warrants issued in connection with the sale of our convertible note in 2021, the convertible note sold in July 2022 and the note issued to purchase assets related to our AllergiEnd® products. The amortization of those costs, which are non-cash expenses, totaled $254,182 or 59% of the interest expense during 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2022, we had current assets totaling $285,578, including $178,694 of cash, $47,734 of net accounts receivable, $51,840 of inventory, and $7,310 related to prepaid expenses and other current assets. At such date we had total current liabilities of $1,706,826 consisting of $85,743 in accounts payable, $116,774 in other current liabilities and $1,504,309 representing the current portions of outstanding loans and convertible notes. Our long-term liabilities balance of $174,382 is associated with the long-term portion of loans payable.

On December 31, 2021, we had $445,782 of current assets including $286,855 of cash, $70,474 of accounts receivable, $65,740 of inventory, $22,713 related to prepaid expenses and other current assets. We had total current liabilities of $874,954 consisting of $20,370 in accounts payable, $253,865 relating to the current portions of loan balances, $542,104 relating to current portions of convertible notes payable and $58,615 in other current liabilities. Our long-term liabilities balance of $509,477 consisted of convertible notes totaling $100,000 and $402,956 associated with the long-term portion of loans payable and accrued interest expenses of $6,521.

The decrease in our assets from December 31, 2021, to December 31, 2022, relates primarily to use of cash in operations combined with lower accounts receivable, inventory and prepaid balances as we actively manage our available cash balance. The increase in our liabilities from December 31, 2021, to December 31, 2022, relates primarily to the Original Issue Discount Secured Convertible Promissory Note in the principal amount of $440,000 (the “$440,000 Note”) issued along with warrants to purchase 550,000 shares of our common stock for aggregate consideration of $400,000 combined with accrued interest on all our outstanding loan balances.

We used cash of $350,994 and $354,738 in operations during the years ended December 31, 2022 and 2021, respectively.

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

The remaining principal amount of the First OID Note and all interest accrued thereon was payable on August 10, 2022, and is secured by a lien on substantially all of our assets. On October 17, 2022, the Company received notice from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of our OID Notes, of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under the First OID Note and the related documents between the Company and the Fund, provided that the Fund reserved all of its rights under such agreements. The Note continues to accrue 5% interest. There is no assurance how long the holder of the First OID Note will provide forbearance from default. If the holder were to seek to exercise its rights under the Note, it could have a material adverse impact on the price of our common stock. As noted above in July 2022 we issued the Second OID Note in the principal amount of $440,000 to the holder of the First OID Note. As a result of this issuance, the conversion price of the First OID Note was reduced to $0.20 and in 2022, the holder of the First OID Note converted an aggregate of $50,000 of the First OID Note into shares of our common stock, reducing the outstanding balance and interest accrued on the First OID Note to $758,171 as of December 31, 2022.

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

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $3,514,896 at December 31, 2022, generated net losses of $996,001 and $770,176 for the years ended December 31, 2022 and 2021, respectively, and used cash of $350,994 and $354,738 in operations in these periods. Although we are generating revenue from the sale of our AllergiEnd® products and the licensing of QHSLab, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation and other risks detailed in the risk factors sections detailed in this 2022 Annual Report on Form 10K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2022.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2022, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	45	CEO, CFO and Chairman

Troy Grogan has been our Chairman and CEO since June 2016. Mr. Grogan has a background in health promotion, healthcare technology, and medical education – originally in Australia. He was previously appointed by the Minister of Health to one of Australia’s largest health systems in Sydney and served on numerous committees for over ten years. Mr. Grogan has also been involved with a US based medical device manufacturer, founded a workplace wellness company, and co-developed numerous University-affiliated Continuing Medical Education programs for physicians and healthcare providers. Mr. Grogan attended Newcastle University, studying biological sciences and the University of New England where he studied Corporate Governance.

ITEM 11. EXECUTIVE COMPENSATION.

Officer’s and Director’s Compensation

Mr. Grogan, our CEO and only executive officer, does not have an employment agreement and is not entitled to receive any compensation for services rendered prior to December 31, 2022. Mr. Grogan does not intend to receive any compensation for his services until our Company is generating positive cash flow. From time to time, the Company reimburses Mr. Grogan for out-of-pocket expenses incurred when acting on behalf of our Company.

Equity Awards

We did not grant Mr. Grogan any equity awards or stock options during the year ended December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding as of the year ended December 31, 2022, nor were there any securities authorized for issuance under equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of March 29, 2023, by (i) any person or group with more than 5% of our common stock, (ii) our sole director, (iii) and our sole officer and director as a “group.”

Except as otherwise indicated, we believe, that each party named in the table below has sole investment and voting power with respect to his shares, subject to community property laws, where applicable. As of March 29, 2023, we had outstanding 9,315,508 shares of common stock and 1,080,092 shares of Series A Preferred Stock and 2,644,424 shares of Series A-2 Preferred Stock. Shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to certain anti-dilution adjustments. Shares of Series A-2 Preferred Stock are convertible into shares of our common stock at a conversion price of $0.16 per share, subject to certain anti-dilution adjustments. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of March 29, 2023, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. The address of Mr. Grogan is c/o of our company at 901 Northpoint Parkway, Suite 302, West Palm Beach, Florida 33407.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Executive Officers:
Troy Grogan[1]	11,397,209	(1)	52.98%
All directors and executive officers as a group (1 person)	11,397,209	(1)	52.98%
Owners of more than 5% of our outstanding shares: Mercer Street Global Opportunity Fund, LLC	7,659,694	(2)	46.18%

(1)	Includes 3,352,145 shares of common stock, 5,400,460 shares of common stock that may be acquired upon conversion of shares of Series A Preferred Stock and 2,644,424 shares of common stock that may be acquired upon conversion of Series A-2 Convertible Preferred Shares.
(2)	Jonathan Juchno is the managing partner of Mercer Street Global Opportunity Fund, LLC, and its principal business address is 1111 Brickell Ave, Ste 2920, Miami, FL 33131. Includes 2,310,000 shares of common stock issuable upon conversion of the Second OID Note, including interest, at a conversion price of $0.20 per share, 3,371,500 shares issuable upon conversion of the First OID Note; 550,000 shares issuable upon exercise of the 2022 Warrants and 930,000 shares of common stock issuable upon exercise of the 2021 Warrants, without giving effect to the blocker described in the next sentence. The Notes and Warrants held by Mercer are subject to beneficial ownership limitations such that the Notes and Warrants may not be converted or exercised, respectively, if it would result in the holder exceeding the beneficial ownership limitation. The beneficial ownership limitation is initially 9.99% and in the case of the Notes may be increased, upon 61 days’ notice to the Company, or in the case of the Notes and Warrants, decreased immediately upon written notice to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our principal executive offices are located at 901 Northpoint Parkway Suite 302, West Palm Beach, FL 33407. We are provided our office space at no cost by an entity controlled by Troy Grogan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Accell Audit and Compliance, P.A. for the audit of the Registrant’s annual financial statements for the years ended December 31, 2022 and 2021.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Audit fees	$40,000	$35,500

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

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit B to the Information Statement on Form 14-C filed June 21, 2021)
3.2	By-Laws ((incorporated herein by reference to Exhibit C to the Information Statement on Form 14-C filed June 21, 2021).
4.1	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed on September 5, 2019)
4.2	Certificate of Designation authorizing the issuance of the Series A-2 Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed December 30, 2021)
10.1	Securities Purchase Agreement between QHSLab, Inc. and Mercer Street Global Opportunity Fund, LLC dated July 21, 2022 (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K filed July 29, 2022)
10.2	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 11, 2020.
10.3	Common Stock Purchase Warrant to purchase 550,000 shares issued by QHSLab, Inc. to Mercer Street Global Opportunity Fund, LLC dated July 21, 2022 (incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K filed July 29, 2022)
10.4	Registration Rights Agreement in favor of Mercer Street Global Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.4 to the Report on Form 8-K filed July 29, 2022)
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Report on Form 10-K filed on March 11, 2021).
21.1	Subsidiaries (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2019).
23.1	Consent of Accell Audit and Compliance, P.A.
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer, Chief Financial Officer And Director

Date: March 29, 2023

QHSLAB, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QHSLab, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QHSLab, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Intangibles

As described in Note 3 to the Company’s consolidated financial statements, the Company evaluates intangible assets with finite and indefinite lives for impairment at least annually or when events or changes in circumstances indicates that an impairment may exist.

We identified the Company’s application of the accounting for impairment of intangibles as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained the impairment analysis, reviewed, and determined if the Company assessed the intangible assets at the appropriate level.

●	We reviewed the qualitative factors analyzed by the Company and performed an assessment of any possible indicators of impairment.

●	We obtained the computation of the sum of undiscounted cash flows expected to result from the asset group and reviewed the analysis as to whether the carrying amount of the asset group is recoverable.

○	We performed an analysis, including comparing the significant assumptions used by management to historical operating results, comparing actual results to the amounts shown in the computation, as well as computing expected future results based on the actual results.

We have served as the Company’s auditor since 2020.

PCAOB Firm ID#3289
Tampa, Florida
March 29, 2023

QHSLab, Inc.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$178,694	$286,855
Accounts receivable, net	47,734	70,474
Inventory	51,840	65,740
Prepaid expenses and other current assets	7,310	22,713
Total current assets	285,578	445,782
Non-current assets:
Capitalized software development costs, net	167,543	186,271
Intangible assets, net	1,504,332	1,576,444
Total assets	$1,957,453	$2,208,497
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$85,743	$20,370
Other current liabilities	116,774	58,615
Loans payable, current portion	342,391	253,865
Convertible notes payable, current portion	1,161,918	542,104
Total current liabilities	1,706,826	874,954
Non-current liabilities:
Accrued interest expenses	-	6,521
Loans payable, non-current portion	174,382	402,956
Convertible notes payable, non-current portion	-	100,000
Total non-current liabilities	174,382	509,477
Total liabilities	1,881,208	1,384,431

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 9,315,508 and 8,756,093 shares issued and outstanding at December 31, 2022 and 2021, respectively	932	876
Unearned stock compensation	-	(6,968)
Additional paid-in capital	3,589,837	3,348,681
Accumulated deficit	(3,514,896)	(2,518,895)
Total stockholders’ equity	76,245	824,066
Total liabilities and stockholders’ equity	$1,957,453	$2,208,497

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Revenue	$1,243,186	$1,414,421

Cost of revenue	623,667	743,673

Gross profit	619,519	670,748

Operating Expenses:
Sales and marketing	530,317	592,068
General and administrative	387,512	454,008
Research and development	190,117	90,874
Amortization	72,112	36,056
Total Operating Expenses	1,180,058	1,173,006

Net operating loss	(560,539)	(502,258)

Interest expense	433,442	246,490
Loss on extinguishment of debt	2,020	21,428
Loss before income taxes	(996,001)	(770,176)
Provision on income taxes	-	-
Net loss	$(996,001)	$(770,176)

Basic and diluted net loss per share	$(0.11)	$(0.10)

Weighted average shares outstanding (basic and diluted)	8,997,129	7,861,077

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Unearned Stock	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	(Deficit)
Balance at January 1, 2021	1,080,092	$108	-	$-	6,562,735	$656	$(124,479)	$1,264,108	$(1,748,719)	$(608,326)
Warrants issued as deferred financing costs	-	-	-	-	-	-	-	221,779	-	221,779
Shares issued for services, net of cancellation	-	-	-	-	120,000	12	(6,968)	81,288	-	74,332
Conversion of notes payable	-	-	2,644,424	264	837,213	84	-	802,019	-	802,367
Warrants issued with conversion of notes payable	-	-	-	-	-	-	-	21,428	-	21,428
Cancellation of shares	-	-	-	-	(100,000)	(10)	-	10	-	-
Amortization of unearned compensation	-	-	-	-	-	-	124,479	-	-	124,479
Stock-based compensation expense	-	-	-	-	-	-	-	35,683	-	35,683
Shares issued for asset purchase	-	-	-	-	1,250,000	125	-	862,375	-	862,500
Share purchase	-	-	-	-	50,000	5	-	29,995	-	30,000
Shares issued in a funding	-	-	-	-	36,145	4	-	29,996	-	30,000
Net loss	-	-	-	-	-	-	-	-	(770,176)	(770,176)
Balance at December 31, 2021	1,080,092	$108	2,644,424	$264	8,756,093	$876	$(6,968)	$3,348,681	$(2,518,895)	$824,066
Warrants issued as deferred financing costs	-	-	-	-	-	-	-	81,183	-	81,183
Shares issued for services	-	-	-	-	-	-	6,968	-	-	6,968
Conversion of notes payable	-	-	-	-	309,415	31	-	77,894	-	77,925
Warrants issued with conversion of notes payable	-	-	-	-	-	-	-	2,020	-	2,020
Stock-based compensation expense	-	-	-	-	-	-	-	30,084	-	30,084
Share purchase	-	-	-	-	250,000	25	-	49,975	-	50,000
Net loss	-	-	-	-	-	-	-	-	(996,001)	(996,001)
Balance at December 31, 2022	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,589,837	$(3,514,896)	$76,245

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Operating activities
Net loss	$(996,001)	$(770,176)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for doubtful accounts	8,230	-
Amortization	127,959	36,056
Amortization of debt and warrant issuance costs	305,996	153,883
Stock-based compensation	30,084	35,683
Shares issued for services	6,968	198,811
Loss on extinguishment of debt	2,020	21,428
Changes in net assets and liabilities:
Accounts receivable	14,510	(9,952)
Inventory	13,900	33,961
Prepaid expenses and other current assets	15,403	(11,115)
Accounts payable	65,374	(125,052)
Other current liabilities	(4,692)	30,237
Accrued interest	59,255	51,498
Cash flows from operating activities	(350,994)	(354,738)

Investing activities:
Capitalized software	(37,119)	(154,571)
Cash flows from investing activities	(37,119)	(154,571)

Financing activities:
Proceeds from sales of common stock	50,000	30,000
Issuance of convertible notes payable	400,000	850,000
Proceeds of loan borrowings	239,800	86,000
Repayments of loan borrowings	(379,848)	(179,178)
Payment of debt issuance costs	(30,000)	(85,000)
Cash flows from financing activities	279,952	701,822

Change in cash	(108,161)	192,513
Cash and cash equivalents - beginning of year	286,855	94,342
Cash and cash equivalents - end of period	$178,694	$286,855

Supplemental disclosures of cash flow activity:
Cash paid for interest	$71,785	$43,023
Cash paid for income taxes	-	-
Non-cash investing and financing activity:
Long-term debt and accrued interest converted to shares of preferred stock	$-	$426,081
Debt and accrued interest converted to common stock	$77,925	$376,286
Debt and common stock issued for intangible assets (Note 4)	$-	$1,612,500
Common stock issued for debt issuance costs	$-	$30,000
Warrants issued in conjunction with convertible note payable	$81,183	$221,779

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1. The Company

QHSLab, Inc. (f/k/a USA Equities Corp.) (the “Company” or the “Registrant”) was incorporated in Delaware on September 1, 1983. In 2015, the Company changed its name to USA Equities Corp. and created a wholly-owned subsidiary for future operations (“USAQ Corporation, Inc.”). In 2019, the Company consummated a share exchange agreement with the stockholders of Medical Practice Income, Inc. a Florida corporation (“MPI”). As a result of the acquisition, MPI became a wholly-owned subsidiary of the Company and the Company became engaged in value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine. On September 23, 2021, the Company changed its state of incorporation from Delaware to Nevada as a result of a merger with and into its newly formed wholly-owned subsidiary, USA Equities Corp., a Nevada corporation (“USA Equities Nevada”), the surviving entity pursuant to an Agreement and Plan of Merger. USA Equities Nevada is deemed to be the successor to USA Equities Corp., the Delaware corporation. On April 19, 2022, the Company changed its name to QHSLab, Inc.

The Company is a medical device technology and software-as-a-service (“SaaS”) company focused on enabling primary care physicians (“PCP’s”) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception and continues to have negative operating cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve profitability and positive cash flows and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic and the responses of governments and individuals to the outbreak, such as the movement to work from home, disruptions to supply chains and the attacks on the efficacy of vaccines, affected the United States and global economies and may continue to affect certain aspects of the global economy, such as supply chains which could impact the Company’s operations and those of third parties on which the Company relies. While the potential impact of COVID-19 on the economy is difficult to assess or predict, it could negatively impact the Company’s liquidity, capital resources and operations for the immediate future.

Accounting Policies

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of QHSLab, Inc. and its wholly owned subsidiaries USAQ Corporation, Inc., and Medical Practice Income, Inc. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Cash and cash equivalents are maintained at banks believed to be stable, occasionally at amounts in excess of federally insured limits, which represents a concentration of credit risk. The Company has not experienced any losses on deposits of cash and cash equivalents to date.

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring, The Company had no customers that generated 10% or more of its revenue during 2022. As of December 31, 2022, two customers each comprised greater than 10% of the outstanding accounts receivable balance, one at 32.4% and the other at 10.3%.

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. The Company uses actual costs to determine its cost basis for inventories. Inventories consist of only finished goods.

Capitalized Software Development Costs: Software development costs for internal-use software are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Development costs that are incurred during the application development stage begin to be capitalized when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases once the software is substantially complete and ready for its intended use. Costs incurred during the preliminary project stage of software development and post-implementation operating stages are expensed as incurred. Amortization is calculated on a straight-line basis over three years which is the estimated economic life of the software and is included in the cost of revenue on the consolidated statements of operations.

The estimated useful lives of software are reviewed at least annually and will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Capitalized software development costs for internal-use software totaled $167,543 as of December 31, 2022 and $186,271 as of December 31, 2021. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During years ended December 31, 2022 and 2021 there was $55,847 and $0 of amortization recognized, respectively. There were no impairments recognized during the years ended December 31, 2022 and December 31, 2021.

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

The estimated useful lives and carrying value of the assets are reviewed at least annually or whenever events or circumstances occur which may result in an impact to the value of the assets.

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

Revenue Recognition: Pursuant to ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue upon transfer of control of goods or services, in an amount that reflects the consideration that is expected to be received in exchange for those goods. The Company does not allow for the return of products and therefore does not establish an allowance for returns.

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

The Company also generates revenue through Software-as-a-Service (SaaS) agreements whereby the Company provides physicians’ practices access to its proprietary internally-developed software that provides clinical decision support and patient monitoring. The agreements provide for either monthly or annual access to the software. The access to the system begins immediately and revenue is recognized over the agreement term.

The Company provides administrative, billing and support services utilizing the Company’s internally-developed software. Revenue is recognized each month based on actual services provided during that month.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the years ended December 31, 2022 and 2021, there were $190,117 and $90,874 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2022 or 2021.

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

The Company has net operating losses of $3,514,896 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Note 4. Accounts Receivable

Accounts receivable is recorded in the consolidated balance sheets when customers are invoiced for revenue to be collected and there is an unconditional right to receive payment. Timing of revenue recognition may differ from the timing of invoicing customers resulting in deferred revenue until the Company satisfies its performance obligation.

Accounts receivable is presented net of an allowance for doubtful accounts. During the year ended December 31, 2022, the Company established an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	December 31, 2022	December 31, 2021
Accounts receivable	$55,964	$70,474
Allowance for doubtful accounts	(8,230)	-
Accounts receivable, net	$47,734	$70,474

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at December 31, 2022 and December 31, 2021:

	Estimated Useful Life (in years)	December 31, 2022	December 31, 2021
Capitalized software	3.0	$223,390	$186,271
Accumulated amortization		(55,847)	-
Capitalized software, net		$167,543	$186,271
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(108,168)	(36,056)
Intangible assets, net		$1,504,332	$1,576,444

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. As of December 31, 2022 and December 31, 2021 there was $55,847 and $0 of amortization expense, respectively. Amortization related to the QHSLab platform is recorded within cost of revenue on the Company’s consolidated statements of operations. There were no impairments recognized during the years ended December 31, 2022 and 2021.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $72,112 of amortization expense during the year ended December 31, 2022 and $36,056 amortization expense during the year ended December 31, 2021.

The Company evaluates intangible assets with finite and infinite lives for impairment and remaining useful life at least annually or when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the year ended December 31, 2022 and 2021.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, are being paid in 36 equal monthly installments that began in July 2021. The principal balance of the loan is divided between current and long-term liabilities on the Company’s consolidated balance sheets. The combined principal due along with accrued interest as of December 31, 2022 is $426,451 and as of December 31, 2021 was $644,158.

On March 2, 2022, the Company entered into a fixed-fee short-term loan with its merchant bank and received $128,500 in loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $16,305 paid every 60 days. The loan payable, which was due in August 2023 and recorded in current liabilities on the Company’s consolidated balance sheets, was paid in full during the fourth quarter of 2022 with the proceeds of a subsequent fixed-fee loan. The prior fixed-fee short-term loan with the same merchant bank was entered into on June 21, 2021 and had a balance of $16,793 as of December 31, 2021 and was paid in full during the first quarter 2022.

On November 28, 2022, the Company entered into another fixed-fee short-term loan with its merchant bank and received $111,300 in loan proceeds. The loan payable is due in May 2024 and is recorded between current and long-term liabilities on the Company’s consolidated balance sheets. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $13,776 paid every 60 days. As of December 31, 2022, the loan balance is $93,146.

Note 7. Convertible Notes Payable

Convertible notes payable at December 31, 2022 and December 31, 2021 consist of the following:

	December 31, 2022	December 31, 2021
Note 1 – Accredited investors	$-	$25,000
Note 2 – Shareholder	100,000	100,000
Note 3 – Mercer Note	706,000	756,000
Note 4 – Mercer Note #2	440,000	-
	1,246,000	881,000
Debt discount and issuance costs	(84,082)	(238,896)
	1,161,918	642,104
Less: current portion	1,161,918	542,104
Non-current portion	$-	$100,000

Note 1 – Effective December 23, 2020, the Company issued a Convertible Promissory Note in the principal amount of $25,000 to a shareholder (Note 1). This Note was issued under a subscription agreement dated September 25, 2020. On February 23, 2022 the shareholder elected to convert the outstanding principal of $25,000 along with accrued interest into 59,415 shares of common stock at a price of $0.47 per share. Additionally, the shareholder received warrants exercisable for two years to purchase 14,854 common shares at $0.705 per share. As of December 31, 2022 and 2021, this Note had $0 and $2,555, respectively, of accrued interest.

Note 2 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 2). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 2 was extended to December 31, 2023. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2023 at the option of the holder using the same conversion calculation. As of December 31, 2022 and 2021, this Note had $16,521 and $6,521, respectively, of accrued interest.

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

The principal amount of the $806,000 Note and all interest accrued thereon is payable on August 10, 2022, and is secured by a lien on substantially all of the Company’s assets. The $806,000 Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock at a price of $0.65 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, the $806,000 Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the $806,000 Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold. The conversion price of the $806,000 Note had been subject to a potential decrease if the average closing price of the Company’s common stock during any ten consecutive trading days during the period beginning September 16, 2021, and ending November 15, 2021, was below $0.65. The trading price of the common stock was not below $0.65 during the relevant period and this provision is no longer operative.

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

As of December 31, 2022, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $706,000, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2022, the $806,000 Note had $52,171 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount. As of December 31, 2021, the $806,000 Note had $15,446 of accrued interest, total unamortized debt issuance costs of $204,835, including the Warrant value, and the remaining discount of $34,060.

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

The $440,000 Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. The $440,000 Note provides further that the Company will be liable to the Mercer Fund for various amounts, including the cost of a buy-in, if the Company shall default in its obligation to register the shares issuable upon conversion of the $440,000 Note for sale by the Mercer Fund under the Securities Act or otherwise fails to facilitate Buyer’s sale of the shares issuable upon conversion of the $440,000 Note as required by the terms of the $440,000 Note.

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

The Company accounts for the allocation of its issuance costs related to its Warrants in accordance with ASC 470-20, Debt with Conversion and Other Options. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The Company used the relative fair value at the time of issuance to allocate the value received between the convertible note and the warrants.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s consolidated balance sheets. As of December 31, 2022, the $440,000 Note had $9,764 of accrued interest, total unamortized debt issuance costs of $61,836, including the Warrant value, and the remaining discount of $22,247. The $440,000 Note was not outstanding as of December 31, 2021.

Note 8. Preferred Stock

Issuance of Series A Preferred Stock

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

The shares of Series A Preferred Stock have a stated value of $0.16 per share and are convertible into shares of common stock at a price of $0.16 per share (subject to adjustment upon the occurrence of certain events). The rights of holders of the Company’s common stock with respect to the payment of dividends and upon liquidation are junior in right of payment to holders of the Series A-2 Convertible Preferred Shares. The rights of the holders of the Company’s Series A-2 Preferred Shares are pari passu to the rights of the holders of the Company’s Series A Preferred Shares currently outstanding.

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

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share were determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the years ended December 31, 2022 and 2021 as the result would be anti-dilutive.

	Years Ended December 31,
	2022	2021
Stock options	1,100,000	1,100,000
Stock warrants	1,576,647	1,019,793
Total shares excluded from calculation	2,676,647	2,119,793

Note 10. Stock-based Compensation

During the years ended December 31, 2022 and 2021, there was $30,084 and $35,683, respectively, in stock-based compensation associated with stock options included in research and development expense. Additionally, during the same periods there was $6,968 and $198,811, respectively, of expense associated with shares issued for services. The following table shows where the share-based expense has been recorded.

	Years Ended December 31,
	2022	2021
Research and development	$-	$29,031
Sales and marketing	-	98,331
General and administrative	6,968	71,449
Total expense – shares issued for services	$6,968	$198,811

During the year ended December 31, 2021, there were 450,000 options granted to certain scientific and business advisors (“Advisors”) with a weighted-average exercise price of $0.65. The options vest in equal annual installments over three years beginning in April 2021 and expire five years after grant date. There were no options granted during the year ended December 31, 2022. There were no options exercised, forfeited or cancelled during either period.

As of December 31, 2022, there was $6,000 of unrecognized compensation related to the 1,100,000 outstanding options which is expected to be recognized over a weighted-average period of 3 months. The options are being expensed over the vesting period for each Advisor. The weighted-average grant date fair value for options granted during the year ended December 31, 2021 was $0.12.

The fair value of all options granted is determined using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk-free interest rate	N/A	0.21%
Expected life of the options	N/A	3.5 years
Expected volatility of the underlying stock	N/A	76.3%
Expected dividend rate	N/A	0%

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

Options outstanding at December 31, 2022 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	300,000	$0.65	December 31, 2025
Total	1,100,000	950,000

Warrants outstanding at December 31, 2022 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 16, 2021	15,900	15,900	$0.75	March 15, 2023
May 7, 2021	53,704	53,704	$0.74	May 6, 2023
June 17, 2021	12,189	12,189	$0.83	June 16, 2023
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
February 23, 2022	14,854	14,854	$0.705	February 22, 2024
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	1,576,647	1,576,647

Note 11. Related-Party Transactions

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

The valuation allowance at December 31, 2022 and 2021 was $738,128 and $528,968, respectively. The net change in valuation allowance during the years ended December 31, 2022 and 2021 were $209,160 and $161,737, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. That realization is dependent upon the future generation of taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, the Company has determined that enough uncertainty exists regarding the realization of the deferred tax asset balance to apply a full valuation allowance against these assets as of December 31, 2022 and 2021. All tax years remain open for examination by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2022 and 2021 are as follows:

	For the Years Ended
	December 31,
	2022	2021

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	—	—

The Company has net operating losses of $3,514,896 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

As of December 31, 2022, the balance of outstanding invoices that the Factoring Company may assign back to the Company if not collected within 90 days is included in the Company’s Accounts Receivable balance with the amounts received, net of reserves held, included with other current liabilities on the consolidated balance sheets. The net amount included in other current liabilities is $3,098 and $25,420 as of December 31, 2022 and December 31, 2021, respectively.

There are no pending or threatened legal proceedings as of December 31, 2022. The Company has no non-cancellable operating leases.

Note 14. Subsequent Event

Management has evaluated subsequent events through the date of this filing.

