Form 10-Q
period 2023-03-31
QHSLab, Inc.
filed 2023-05-12
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☒

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

On May 11, 2023, the Registrant had 9,315,508 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$93,079	$178,694
Accounts receivable, net	76,239	47,734
Inventory	27,299	51,840
Prepaid expenses and other current assets	9,730	7,310
Total current assets	206,347	285,578
Non-current assets:
Capitalized software development costs, net	148,927	167,543
Intangible assets, net	1,486,304	1,504,332
Total assets	$1,841,578	$1,957,453
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$187,388	$85,743
Other current liabilities	135,849	116,774
Loans payable, current portion	288,396	342,391
Convertible notes payable	1,199,195	1,161,918
Total current liabilities	1,810,828	1,706,826
Non-current liabilities:
Loans payable, non-current portion	141,060	174,382
Total non-current liabilities	141,060	174,382
Total liabilities	1,951,888	1,881,208

Commitments and contingencies (Note 13)

Stockholders’ (Deficit) Equity:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 9,315,508 shares issued and outstanding	932	932
Additional paid-in capital	3,595,837	3,589,837
Accumulated deficit	(3,707,451)	(3,514,896)
Total stockholders’ (deficit) equity	(110,310)	76,245
Total liabilities and stockholders’ (deficit) equity	$1,841,578	$1,957,453

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Revenue	$352,799	$355,330

Cost of revenue	165,457	166,642

Gross profit	187,342	188,688

Operating expenses:
Sales and marketing	123,953	113,294
General and administrative	102,572	89,514
Research and development	63,547	28,979
Amortization	18,028	18,028
Total Operating expenses	308,100	249,815

Net operating loss	(120,758)	(61,127)

Interest expense	71,797	127,157
Loss on extinguishment of debt	-	2,020
Net loss	$(192,555)	$(190,304)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding (basic and diluted)	9,315,508	8,779,859

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Unearned Stock	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	(Deficit)
Balance at January 1, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,589,837	$(3,514,896)	$76,245
Stock-based compensation expense	-	-	-	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	-	-	-	(192,555)	(192,555)
Balance at March 31, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,595,837	$(3,707,451)	$(110,310)

Balance at January 1, 2022	1,080,092	$108	2,644,424	$264	8,756,093	$876	$(6,968)	$3,348,681	$(2,518,895)	$824,066
Shares issued for services	-	-	-	-	-	-	3,484	-	-	3,484
Conversion of notes payable	-	-	-	-	59,415	6	-	27,919	-	27,925
Warrants issued with conversion of notes payable	-	-	-	-	-	-	-	2,020	-	2,020
Stock-based compensation expense	-	-	-	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	-	-	-	(190,304)	(190,304)
Balance at March 31, 2022	1,080,092	$108	2,644,424	$264	8,815,508	$882	$(3,484)	$3,387,540	$(2,709,199)	$676,111

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Operating activities
Net loss	$(192,555)	$(190,304)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	(3,641)	-
Amortization	36,644	18,028
Amortization of debt and warrant issuance costs	37,277	96,850
Stock-based compensation	6,000	8,920
Shares issued for services	-	3,484
Loss on extinguishment of debt	-	2,020
Changes in net assets and liabilities:
Accounts receivable	(24,864)	(25,619)
Inventory	24,541	(7,413)
Prepaid expenses and other current assets	(2,420)	(49,175)
Accounts payable	101,645	12,675
Other current liabilities	19,075	(6,897)
Cash flows from operating activities	1,702	(137,431)

Investing activities:
Capitalized software	-	(37,119)
Cash flows from investing activities	-	(37,119)

Financing activities:
Proceeds of loan borrowings	-	128,500
Repayments of loan borrowings	(87,317)	(85,248)
Cash flows from financing activities	(87,317)	43,252

Change in cash	(85,615)	(131,298)
Cash and cash equivalents – beginning of year	178,694	286,855
Cash and cash equivalents - end of period	$93,079	$155,557

Supplemental disclosures of cash flow activity:
Cash paid for interest	$11,127	$18,519
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$-	$27,925

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

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10- K for the year ended December 31, 2022.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2022 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during the three month period ended March 31, 2023. As of March 31, 2023, two customers each comprised greater than 10% of the outstanding accounts receivable balance, one at 17.1% and the other at 12.5%.

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. The Company uses actual costs to determine its cost basis for inventories. Inventories consist of only finished goods.

Capitalized Software Development Costs: Software development costs for internal-use software are accounted for in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Development costs that are incurred during the application development stage begin to be capitalized when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases once the software is substantially complete and ready for its intended use. Costs incurred during the preliminary project stage of software development and post-implementation operating stages are expensed as incurred. Amortization is calculated on a straight-line basis over the remaining economic life of the software (typically three to five years) and is included in expenses on the condensed consolidated Statements of Operations once amortization begins.

The estimated useful lives of software are reviewed at least annually and will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Capitalized software development costs for internal-use software totaled $223,390 as of March 31, 2023 and December 31, 2022. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the three month periods ended March 31, 2023 and 2022 there was $18,616 and $0 of amortization recognized, respectively. There were no impairments recognized during the three month period ended March 31, 2023 and the year ended December 31, 2022.

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

Convertible Notes Payable: The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It also removes certain settlement conditions that were required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation for convertible instruments. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Revenue Recognition: Pursuant to ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon transfer of control of goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods. The Company does not allow for the return of products and therefore does not establish an allowance for returns.

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

The Company also generates revenue through Software-as-a-Service (“SaaS”) agreements whereby the Company provides physicians’ practices access to its proprietary internally-developed software that provides clinical decision support and patient monitoring. The agreements provide for either monthly or annual access to the software. The access to the system begins immediately and revenue is recognized over the agreement term.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended March 31, 2023 and 2022, there was $63,547 and $28,979 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2023 or 2022.

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

The Company has net operating losses of $3,707,451 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. ASU 2016-13 requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables based on historical information, current information and reasonable and supportable forecasts, at each reporting date. The new standard may result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The Company adopted ASU 2016-13 as of January 1, 2023, and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements and related disclosures.

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

	March 31, 2023	December 31, 2022
Accounts receivable	$80,829	$55,964
Allowance for doubtful accounts	(4,590)	(8,230)
Accounts receivable, net	$76,239	$47,734

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at March 31, 2023 and December 31, 2022:

	Estimated Useful Life (in years)	March 31, 2023	December 31, 2022
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(74,463)	(55,847)
Capitalized software, net		$148,927	$167,543
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(126,196)	(108,168)
Intangible assets, net		$1,486,304	$1,504,332

Capitalized software represents the development costs for internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. As of March 31, 2023 and December 31, 2022 there was $74,463 and $55,847 of accumulated amortization expense, respectively. Amortization related to the QHSLab platform was $18,616 and $0 for the three month periods ended March 31, 2023 and 2022, respectively, and is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. There were no impairments recognized during the three month period ended March 31, 2023 and the year ended December 31, 2022.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization expense during each of the quarters ended March 31, 2023 and 2022.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, are being paid in 36 equal monthly installments that began in July 2021. The principal balance of the loan is divided between current and long-term liabilities on the Company’s condensed consolidated balance sheets. The combined principal due along with accrued interest as of March 31, 2023 is $416,279 and as of December 31, 2022 was $426,451.

On November 28, 2022, the Company entered into a fixed-fee short-term loan with its merchant bank and received $111,300 in loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $13,776 paid every 60 days. The loan payable is due in May 2024. As of December 31, 2022, the loan balance of $93,146 was recorded between current and long-term liabilities on the condensed consolidated balance sheets. As of March 31, 2023, the loan balance is $26,499 and is all recorded in current liabilities based on the minimum payments due.

Note 7. Convertible Notes Payable

Convertible notes payable at March 31, 2023 and December 31, 2022, consist of the following:

	March 31, 2023	December 31, 2022
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	706,000	706,000
Note 3 – Mercer Note #2	440,000	440,000
	1,246,000	1,246,000
Debt discount and issuance costs	(46,805)	(84,082)
	1,199,195	1,161,918
Less: current portion	1,199,195	1,161,918
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1). The Note bears interest at the rate of 10% per annum with an initial maturity on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2023 at the option of the holder using the same conversion calculation. As of March 31, 2023 and December 31, 2022, this note had $18,986 and $16,521, respectively, of accrued interest, which is included within other current liabilities on the condensed consolidated balance sheets.

Note 2 – Effective August 10, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which it issued to the investor an Original Issue Discount Secured Convertible Promissory Note (the “Note”) in the principal amount of $806,000 and warrants to purchase 930,000 shares of the Company’s common stock for aggregate consideration of $750,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with the investor.

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

As a result of the issuance of a $440,000 Original Issue Discount Secured Convertible Promissory Note effective July 19, 2022, (Note 3) convertible into shares of the Company’s common stock at a price of $0.20 per share, the price at which the $806,000 Note may be converted into shares of the Company’s common stock has been reduced to $0.20 per share. On July 27, 2022, Mercer Fund converted $50,000 of the principal amount of the $806,000 Note into 250,000 shares of the Company’s common stock at a price of $0.20 per share.

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

As of March 31, 2023, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $706,000, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2023, the $806,000 Note had $60,875 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount. As of December 31, 2022, the $806,000 Note had $52,171 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount.

Note 3 – Effective July 19, 2022, the Company entered into a Securities Purchase Agreement with Mercer Fund pursuant to which it issued an Original Issue Discount Secured Convertible Promissory Note (the “$440,000 Note”) in the principal amount of $440,000 and warrants to purchase 550,000 shares of the Company’s common stock for aggregate consideration of $400,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with Mercer Fund.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2023, the $440,000 Note had $15,189 of accrued interest, total unamortized debt issuance costs of $34,421, including the Warrant value, and the remaining discount of $12,384. As of December 31, 2022, the $440,000 Note had $9,764 of accrued interest, total unamortized debt issuance costs of $61,836, including the Warrant value, and the remaining discount of $22,247.

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

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares issuable upon exercise or conversion of outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the quarters ended March 31, 2023 and 2022 as the result would be anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Stock options	1,100,000	1,100,000
Stock warrants	1,560,747	1,026,647
Total shares excluded from calculation	2,660,747	2,126,647

Note 10. Stock-based Compensation

During the three-month periods ended March 31, 2023 and 2022, there was $6,000 and $8,920, respectively, in stock-based compensation associated with stock options included in Research and development expense. Additionally, there was expense associated with shares issued for services. During the three-month periods ended March 31, 2023 and 2022, there was $0 and $3,484, respectively, in General and administrative expense associated with shares issued for services.

There were no options exercised, forfeited or cancelled during the period. During the three month periods ended March 31, 2023 and 2022 there were no options granted.

As of March 31, 2023, all compensation related to 1,100,000 outstanding options has been recognized. The options were expensed over the vesting period for each Advisor.

Options outstanding at March 31, 2023 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	300,000	$0.65	December 31, 2025
Total	1,100,000	950,000

Warrants outstanding at March 31, 2023 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
May 7, 2021	53,704	53,704	$0.74	May 6, 2023
June 17, 2021	12,189	12,189	$0.83	June 16, 2023
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
February 23, 2022	14,854	14,854	$0.705	February 22, 2024
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	1,560,747	1,560,747

During the quarter ended March 31, 2023, 15,900 outstanding warrants expired.

Note 11. Related Party Transactions

Convertible notes payable, related party: See Note 7.

Note 12. Income Taxes

For the three month period ended March 31, 2023 and the year ended December 31, 2022, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

Note 13. Commitments and Contingencies

On February 9, 2021, the Company entered into a Receivables Purchase and Security Agreement (“Factoring Agreement”) with a Factoring Company. The Factoring Agreement has an initial term of one year and, in accordance with its terms, has been renewed for additional year-long periods.

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

As of March 31, 2023, the balance of outstanding invoices that the Factoring Company may assign back to the Company if not collected within 90 days is included in the Company’s Accounts Receivable balance with the amounts received, net of reserves held, included with other current liabilities on the condensed consolidated balance sheets. The net amount included in other current liabilities is $5,023 and $3,098 as of March 31, 2023 and December 31, 2022, respectively.

There are no pending or threatened legal proceedings as of March 31, 2023. The Company has no non-cancellable operating leases.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2022 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a medical device technology and software as a service (“SaaS”) company focused on enabling primary care physicians (“PCPs”) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics. Our virtual and point of care solutions also support non face to face clinical decision support and remote patient monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. It is estimated, based on the national average payment data for the reimbursement codes for allergy testing and allergen immunotherapy that our PCP customers generated approximately $1,040,100 in revenues utilizing our products during the three months ended 2023, of which $766,500 was the result of providing allergy diagnostic tests to patients and approximately $273,600 was the result of providing allergen immunotherapy treatments.

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

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The ultimate impact of the COVID-19 pandemic and the responses of governments and individuals to the outbreak, such as the movement to work from home, disruptions to supply chains and the attacks on the efficacy of vaccines is highly uncertain and we do not yet know the full extent to which the outbreak of COVID-19 will change the way we interact.

COVID-19 has accelerated both the healthcare provider and patient acceptance of virtual care technologies. Many patients are now open to telemedicine, which is excellent, but it’s not the complete solution, as it typically requires a physician’s direct involvement. Regulators and insurance companies have come to recognize what health care technologists have been saying for nearly 15 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. Health insurers are beginning to recognize that AI enabled digital medicine technologies such as those provided through QHSLab can provide the necessary encounters to foster patient compliance in between visits to a physician leading to better outcomes at reduced costs to the insurer.

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

Results of Operations during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022

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

For the period ended March 31, 2023, we generated revenues of $352,799 compared to $355,330 of revenues for the period ended March 31, 2022. The slight decrease in revenues for the period ended March 31, 2023, reflects the negative impact of international shipping delays on our inventory combined with deteriorating economic conditions stemming from rising interest rates and inflation. Revenues in the first quarter 2023 were primarily driven by sales of Allergy Diagnostic Kits of $195,507 and Immunotherapy Treatment services of $93,474 as we continued to expand the roll-out of our product lines and customer base. During the end of 2022, we also initiated several new product lines that did not exist during the first quarter of 2022. These include Subscription Revenue of $20,461 and Integrated Service Program revenue of $34,467.

Our revenues consisted of the following:

	For the Three Months Ended
	March 31,
	2023	2022
Allergy Diagnostic Kit Sales	$195,507	$203,594
Immunotherapy Treatment Sales	93,474	142,006
Subscription Revenue	20,461	-
Integrated Service Program	34,467	-
Shipping and handling	8,890	9,730
Total revenue	$352,799	$355,330

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales.

For the three months ended March 31, 2023 and 2022, cost of revenues was $165,457 and $166,642, respectively.

The Company generated a gross profit of $187,342 during the three months ended March 31, 2023 compared to $188,688 for the three months ended March 31, 2022. Gross margin remained steady at 53.1% during the three months ended March 31, 2023 and March 31, 2022.

As we continue to introduce new products at an early stage in our development cycle, the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Selling and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants. For the three months ended March 31, 2023, selling and marketing expenses totaled $123,953 compared to $113,294 for the three months ended March 31, 2022.

The increases in sales and marketing expenses for the period ended March 31, 2023 compared to the same period in 2022 relates primarily to the increase in payroll-related expenses associated with our internal sales and marketing personnel as well as an increase in marketing spend in connection with the launch of the Integrated Service Program and Subscription Revenue products. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended March 31, 2023, general and administrative expenses totaled $102,572, an increase of $13,058, compared to $89,514 for the three months ended March 31, 2022. The increase is primarily due to increased fees associated with accounting-related services partially offset by a decrease in bad debt and sales processing fees.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended March 31, 2023, R&D expenses totaled $63,547 an increase of $34,568 compared to $28,979 for the three months ended March 31, 2022.

The increases in R&D expenses for the period ended March 31, 2023, as compared to 2022, were driven by the completion of testing of our QHSLab platform software. As a result, the spending on development is no longer being capitalized as the software is now in post-implementation stages. Any future development that may result in substantial enhancements or additional functionality for all users will be considered for capitalization as appropriate. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Expense

For the three months ended March 31, 2023, interest expense decreased by $55,360 to $71,797 from $127,157 for the three months ended March 31, 2022. The decrease was due to timing of the amortization of debt issuance costs including legal fees and warrants issued in connection with certain of our convertible notes payable. Interest expense during the first quarter of 2023 included interest on the outstanding debt as well as the amortization of debt issuance costs including legal fees and warrants issued in connection with the second Mercer note issued in July 2022 (“Second OID Note”) which was lower than the amortization of debt issuance costs including legal fees and warrants issued in connection with the first Mercer note issued in August 2021 (“First OID Note”) to purchase assets related to our AllergiEnd® products). The amortization of those costs, which are non-cash expenses, during the quarter ended March 31, 2023 totaled $27,415, or 38% of interest expense during the quarter while the amortization of those costs during the quarter ended March 31, 2022 totaled $83,041, or 65% of the interest expense during the quarter.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2023, we had current assets totaling $206,347, including $93,079 of cash, $76,239 of accounts receivable, $27,299 of inventory, and $9,730 related to prepaid expenses and other current assets. At such date we had total current liabilities of $1,810,828 consisting of $187,388 in accounts payable, $135,849 in other current liabilities and $1,487,591 representing the current portions of outstanding loans and convertible notes. Our long-term liabilities balance of $141,060 is associated with the long-term portion of loans payable.

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

We generated cash flows of $1,702 and used cash of $137,431 in operations during the three-month periods ending March 31, 2023 and 2022, respectively.

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

The remaining principal amount of the First OID Note and all interest accrued thereon is payable on August 10, 2022, and is secured by a lien on substantially all of our assets. On October 17, 2022, the Company received notice from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of our OID Notes, of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under the First OID Note and the related documents between the Company and the Fund, provided that the Fund reserved all of its rights under such agreements. The Note continues to accrue 5% interest. There is no assurance how long the holder of the First OID Note will provide forbearance from default. If the holder were to seek to exercise its rights under the Note, it could have a material adverse impact on the price of our common stock. As noted above in July 2022 we issued the Second OID Note in the principal amount of $440,000 to the holder of the First OID Note. As a result of this issuance, the conversion price of the First OID Note was reduced to $0.20 and in 2022, the holder of the First OID Note converted an aggregate of $50,000 of the First OID Note into shares of our common stock, reducing the outstanding balance and interest accrued on the First OID Note.

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

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $3,707,451 at March 31, 2023, generated net losses of $192,555 and $996,001 for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively, and had cash flows of $1,702 and used cash of $350,994 in operations in these periods. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital market markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation and other risks detailed in our 2022 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2023, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures as they can be supported by the growth in our business.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	May 12, 2023

