Form 10-Q
period 2023-06-30
QHSLab, Inc.
filed 2023-08-10
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On August 9, 2023, the Registrant had 9,315,508 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$108,847	$178,694
Accounts receivable, net	101,687	47,734
Inventory	34,851	51,840
Prepaid expenses and other current assets	4,330	7,310
Total current assets	249,715	285,578
Non-current assets:
Capitalized software development costs, net	130,311	167,543
Intangible assets, net	1,468,276	1,504,332
Total assets	$1,848,302	$1,957,453
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$202,617	$85,743
Other current liabilities	141,378	116,774
Loans payable, current portion	484,457	342,391
Convertible notes payable	1,236,887	1,161,918
Total current liabilities	2,065,339	1,706,826
Non-current liabilities:
Loans payable, non-current portion	-	174,382
Total non-current liabilities	-	174,382
Total liabilities	2,065,339	1,881,208

Commitments and contingencies (Note 13)

Stockholders’ (Deficit) Equity:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 9,315,508 shares issued and outstanding	932	932
Additional paid-in capital	3,595,837	3,589,837
Accumulated deficit	(3,814,178)	(3,514,896)
Total stockholders’ (deficit) equity	(217,037)	76,245
Total liabilities and stockholders’ (deficit) equity	$1,848,302	$1,957,453

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$404,769	$350,816	$757,568	$706,146

Cost of revenue	177,941	180,608	343,398	347,249

Gross profit	226,828	170,208	414,170	358,897

Operating expenses:
Sales and marketing	128,084	119,772	252,036	233,067
General and administrative	55,950	124,093	158,522	213,608
Research and development	60,522	58,615	124,070	87,593
Amortization	18,028	18,028	36,056	36,056
Total Operating expenses	262,584	320,508	570,684	570,324

Net operating loss	(35,756)	(150,300)	(156,514)	(211,427)

Interest expense	(71,890)	(129,085)	(143,687)	(256,242)
Other income	919	-	919	-
Loss on extinguishment of debt	-	-	-	(2,020)
Net loss	$(106,727)	$(279,385)	$(299,282)	$(469,689)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average shares outstanding: (Basic and diluted)	9,315,508	8,797,782	9,315,508	8,815,508

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Unearned Stock	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	(Deficit)
Balance at January 1, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,589,837	$(3,514,896)	$76,245
Stock-based compensation expense	-	-	-	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	-	-	-	(192,555)	(192,555)
Balance at March 31, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,595,837	$(3,707,451)	$(110,310)
Net loss	-	-	-	-	-	-	-	-	(106,727)	(106,727)
Balance at June 30, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,595,837	$(3,814,178)	$(217,037)

Balance at January 1, 2022	1,080,092	$108	2,644,424	$264	8,756,093	$876	$(6,968)	$3,348,681	$(2,518,895)	$824,066
Shares issued for services	-	-	-	-	-	-	3,484	-	-	3,484
Conversion of notes payable	-	-	-	-	59,415	6	-	27,919	-	27,925
Warrants issued with conversion of notes payable	-	-	-	-	-	-	-	2,020	-	2,020
Stock-based compensation expense	-	-	-	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	-	-	-	(190,304)	(190,304)
Balance at March 31, 2022	1,080,092	$108	2,644,424	$264	8,815,508	$882	$(3,484)	$3,387,540	$(2,709,199)	$676,111
Shares issued for services	-	-	-	-	-	-	3,484	-	-	3,484
Stock-based compensation expense	-	-	-	-	-	-	-	8,921	-	8,921
Net loss	-	-	-	-	-	-	-	-	(279,385)	(279,385)
Balance at June 30, 2022	1,080,092	$108	2,644,424	$264	8,815,508	$882	$-	$3,396,461	$(2,988,584)	$409,131

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	June 30, 2023	June 30, 2022

Operating activities
Net loss	$(299,282)	$(469,689)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	1,618	11,222
Amortization	73,288	54,671
Amortization of debt and warrant issuance costs	74,969	194,775
Stock-based compensation	6,000	17,841
Shares issued for services	-	6,968
Loss on extinguishment of debt	-	2,020
Changes in net assets and liabilities:
Accounts receivable	(55,571)	(52,756)
Inventory	16,989	11,583
Prepaid expenses and other current assets	2,980	(6,469)
Accounts payable	116,874	93,130
Other current liabilities	24,604	38,594
Cash flows from operating activities	(37,531)	(98,110)

Investing activities:
Capitalized software	-	(37,119)
Cash flows from investing activities	-	(37,119)

Financing activities:
Proceeds of loan borrowings	162,000	128,500
Repayments of loan borrowings	(194,316)	(182,954)
Cash flows from financing activities	(32,316)	(54,454)

Net change in cash	(69,847)	(189,683)
Cash and cash equivalents – beginning of year	178,694	286,855
Cash and cash equivalents - end of period	$108,847	$97,172

Supplemental disclosures of cash flow activity:
Cash paid for interest	$26,824	$38,172
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$-	$27,925

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1. The Company

QHSLab, Inc. (the “Company” or the “Registrant”) was incorporated in Delaware on September 1, 1983. In 2019, the Company became engaged in value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine. On September 23, 2021, the Company changed its state of incorporation from Delaware to Nevada. On April 19, 2022, the Company changed its name to QHSLab, Inc.

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

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2022 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and adjusts the reserve for uncollectible balances to represent future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during the six month periods ended June 30, 2023 and 2022. As of June 30, 2023, one customer comprised greater than 10% of the outstanding accounts receivable balance at 11.9%. As of June 30, 2022, there were no customers that comprised greater than 10% of the outstanding accounts receivable.

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

Capitalized software development costs for internal-use software totaled $223,390 as of June 30, 2023 and December 31, 2022. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the three month periods ended June 30, 2023 and 2022 there was $18,616 and $18,615 of amortization recognized, respectively. During the six month periods ended June 30, 2023 and 2022 there was $37,232 and $18,615 of amortization recognized, respectively. There were no impairments recognized during the six month period ended June 30, 2023 and the year ended December 31, 2022.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended June 30, 2023 and 2022, there was $60,522 and $58,615 of research and development expenses incurred, respectively. For the six months ended June 30, 2023 and 2022, there was $124,070 and $87,593 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2023 or 2022.

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

The Company has net operating losses of $3,814,178 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

	June 30, 2023	December 31, 2022
Accounts receivable	$111,535	$55,964
Allowance for doubtful accounts	(9,848)	(8,230)
Accounts receivable, net	$101,687	$47,734

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at June 30, 2023 and December 31, 2022:

	Estimated Useful Life (in years)	June 30, 2023	December 31, 2022
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(93,079)	(55,847)
Capitalized software, net		$130,311	$167,543
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(144,224)	(108,168)
Intangible assets, net		$1,468,276	$1,504,332

Capitalized software represents the development costs for internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. As of June 30, 2023 and December 31, 2022 there was $93,079 and $55,847 of accumulated amortization expense, respectively. Amortization related to the QHSLab platform was $18,616 and $18,615 for the three-month periods ended June 30, 2023 and 2022, respectively, and is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. Amortization was $37,232 and $18,615 for the six month periods ended June 30, 2023 and 2022, respectively. There were no impairments recognized during the six month period ended June 30, 2023 and the year ended December 31, 2022.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization during the three months ended June 30, 2023 and 2022 and $36,056 of amortization expense during the six months ended June 30, 2023 and 2022.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal along with the associated interest was to be paid in 36 monthly installments beginning July 2021. The Company has deferred certain principal payments and MedScience has indicated that it would forbear from taking any action until September 30, 2023 provided the Company continues to pay accrued interest on a current basis. The principal balance of the loan had been divided between current and long-term liabilities but as of June 30, 2023 the remaining principal is included in current liabilities on the Company’s condensed consolidated balance sheets. The combined principal due along with accrued interest as of June 30, 2023 is $374,337 and as of December 31, 2022 was $426,451.

On April 21, 2023, the Company entered into a fixed-fee short-term loan with its merchant bank and received $162,000 in loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $20,538 paid every 60 days. The loan payable is due in October 2024. As of June 30, 2023, the loan balance is $112,497 and is all recorded in current liabilities based on the minimum payments due. The prior fixed-fee short-term loan with the same merchant bank had a balance of $93,146 as of December 31, 2022 and was paid in full during the second quarter 2023.

Note 7. Convertible Notes Payable

Convertible notes payable at June 30, 2023 and December 31, 2022, consist of the following:

	June 30, 2023	December 31, 2022
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	706,000	706,000
Note 3 – Mercer Note #2	440,000	440,000
	1,246,000	1,246,000
Debt discount and issuance costs	(9,113)	(84,082)
	1,236,887	1,161,918
Less: current portion	1,236,887	1,161,918
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1). The Note bears interest at the rate of 10% per annum with an initial maturity on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest became due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2023 at the option of the holder using the same conversion calculation. As of June 30, 2023 and December 31, 2022, this note had $21,480 and $16,521, respectively, of accrued interest, which is included within other current liabilities on the condensed consolidated balance sheets.

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

The principal amount of the Note and all interest accrued thereon was initially payable on August 10, 2022, and is secured by a lien on substantially all of the Company’s assets. The Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock at a price of $0.65 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, the Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold.

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

On October 17, 2022, and again on July 27, 2023, the Company received notice from the manager of Mercer Fund of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under the $806,000 Note and the related documents between the Company and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The $806,000 Note continues to accrue interest at 5%.

As of June 30, 2023, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $706,000, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2023, the $806,000 Note had $69,676 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount. As of December 31, 2022, the $806,000 Note had $52,171 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount.

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

The principal amount of the $440,000 Note and all interest accrued thereon was initially payable on July 19, 2023, and are secured by a lien on substantially all of the Company’s assets. The $440,000 Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock at a price of $0.20 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, the $440,000 Note provides, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the $440,000 Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold.

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

On July 27, 2023, the Company received notice from the manager of the Mercer Fund, LLC that it agreed to forebear from exercising any rights it might have as a result of any defaults under the Second OID Note and the related documents between the Company and the Fund, provided that it reserved all of its rights.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2023, the $440,000 Note had $20,674 of accrued interest, total unamortized debt issuance costs of $6,701, including the Warrant value, and the remaining discount of $2,411. As of December 31, 2022, the $440,000 Note had $9,764 of accrued interest, total unamortized debt issuance costs of $61,836, including the Warrant value, and the remaining discount of $22,247.

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

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares issuable upon exercise or conversion of outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the periods ended June 30, 2023 and 2022 as the result would be anti-dilutive.

	Six Months Ended June 30,
	2023	2022
Stock options	1,100,000	1,100,000
Stock warrants	1,494,854	1,026,647
Total shares excluded from calculation	2,660,747	2,126,647

Note 10. Stock-based Compensation

During the six-month periods ended June 30, 2023 and 2022, there was $6,000 and $17,841, respectively, in stock-based compensation associated with stock options included in Research and development expense. During the three-month periods ended June 30, 2023 and 2022, there was $0 and $8,921, respectively, in stock-based compensation associated with stock options included in Research and development expense. Additionally, there was expense associated with shares issued for services. During the six-month periods ended June 30, 2023 and 2022, there was $0 and $6,968, respectively, in General and administrative expense associated with shares issued for services. During the three-month periods ended June 30, 2023 and 2022, there was $0 and $3,484, respectively, in General and administrative expense associated with shares issued for services.

There were no options exercised, forfeited or cancelled during the period. During the six month periods ended June 30, 2023 and 2022 there were no options granted.

As of June 30, 2023, all compensation related to the 1,100,000 outstanding options has been recognized. The options were expensed over the vesting period for each Advisor.

Options outstanding at June 30, 2023 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	1,100,000	1,100,000

Warrants outstanding at June 30, 2023 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
February 23, 2022	14,854	14,854	$0.705	February 22, 2024
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	1,494,854	1,494,854

During the six months ended June 30, 2023, 81,793 outstanding warrants expired.

Note 11. Related Party Transactions

Convertible notes payable, related party: See Note 7; Preferred Stock, related party: See Note 8.

Note 12. Income Taxes

For the six month period ended June 30, 2023 and the year ended December 31, 2022, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

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

As of June 30, 2023, the balance of outstanding invoices that the Factoring Company may assign back to the Company if not collected within 90 days is included in the Company’s Accounts Receivable balance with the amounts received, net of reserves held, included with other current liabilities on the condensed consolidated balance sheets. As of June 30, 2023, the net balance of $340 is a receivable to the Company and is included in the other current assets. The net amount of $3,098 as of December 31, 2022 is included in other current liabilities.

There are no pending or threatened legal proceedings as of June 30, 2023. The Company has no non-cancellable operating leases.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2022 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. It is estimated, based on the national average payment data for the reimbursement codes for allergy testing and allergen immunotherapy that our PCP customers generated approximately $2,060,950 in revenues utilizing our products during the six months ended 2023, of which $1,547,000 was the result of providing allergy diagnostic tests to patients and approximately $513,950 was the result of providing allergen immunotherapy treatments.

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

Results of Operations during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter into SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab platform software that provides clinical decision support and patient monitoring for numerous chronic conditions seen in primary care settings including allergy, asthma, mental health, obesity and long COVID for example. During the fourth quarter of 2022, we began entering into Integrated Service Program agreements to provide physicians’ offices with agreed-upon administrative, billing and support services utilizing our QHSLab platform software.

For the three months ended June 30, 2023, we generated revenues of $404,769 compared to $350,816 of revenues for the period ended June 30, 2022. Revenues in the second quarter of 2023 were primarily driven by sales of Allergy Diagnostic Kits of $192,319 and Immunotherapy Treatment services of $105,296 as we continued to expand the roll-out of our product lines and customer base. At the end of the second quarter of 2022, we launched our Subscription Revenue line. For the three months ended June 30, 2023, we generated $18,951 of revenues compared to $1,375 for the three months ended June 30, 2022. During the end of 2022, we also initiated the Integrated Service Program product line that did not exist during the second quarter of 2022. During the second quarter of 2023, this new service generated revenue of $78,737.

For the six months ended June 30, 2023, we generated revenues of $757,568 compared to $706,146 of revenues for the period ended June 30, 2022. Revenues in the first half of 2023 were primarily driven by sales of Allergy Diagnostic Kits of $387,826 and Immunotherapy Treatment services of $198,770 as we continued to expand the roll-out of our product lines and customer base. At the end of the second quarter of 2022, we launched our Subscription Revenue line. For the six months ended June 30, 2023, we generated $39,412 of revenues compared to $1,375 for the six months ended June 30, 2022. During the end of 2022, we also initiated the Integrated Service Program product line that did not exist during the most of 2022. During the first half of 2023, this new service generated revenue of $113,204.

Our revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Allergy Diagnostic Kit Sales	$192,319	$224,317	$387,826	$427,911
Immunotherapy Treatment Sales	105,296	110,716	198,770	252,722
Subscription Revenue	18,951	1,375	39,412	1,375
Integrated Service Program	78,737	-	113,204	-
Training Revenue	-	4,100	-	4,100
Shipping and handling	9,466	10,308	18,356	20,038
Total revenue	$404,769	$350,816	$757,568	$706,146

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales and the amortization of our capitalized software

For the three months ended June 30, 2023 and 2022, cost of revenues was $177,941 and $180,608, respectively.

The Company generated a gross profit of $226,828 during the three months ended June 30, 2023 compared to $170,208 for the three months ended June 30, 2022. Gross margin improved to 56.0% for the quarter compared to 48.5% during the three months ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, cost of revenues was $343,398 and $347,249, respectively.

The Company generated a gross profit of $414,170 during the six months ended June 30, 2023 compared to $358,897 for the six months ended June 30, 2022. Gross margin increased from 50.8% gross margin during the six months ended June 30, 2022 to 54.7% during the six months ended June 30, 2023. The increase in gross margin for both the three and six-month periods ended June 30, 2023 was attributable to a combination of changes in the product mix and improved cost structure since the acquisition of intangible assets from MedScience during the quarter ended June 30, 2021.

As we continue to introduce new products at an early stage in our development cycle, the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants. For the three months ended June 30, 2023, sales and marketing expenses totaled $128,084 compared to $119,772 for the three months ended June 30, 2022.

For the six months ended June 30, 2023, sales and marketing expenses totaled $252,036 compared to $233,067 for the six months ended June 30, 2022.

The increases in sales and marketing expenses for the period ended June 30, 2023 compared to the same period in 2022 relates primarily to the increase in payroll-related expenses associated with our internal sales and marketing personnel as well as an increase in marketing spend in connection with the launch of the Integrated Service Program and Subscription Revenue products. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended June 30, 2023, general and administrative expenses totaled $55,950, a decrease of $68,143, compared to $124,093 for the three months ended June 30, 2022.

For the six months ended June 30, 2023, general and administrative expenses totaled $158,522 a decrease of $55,086, compared to $213,608 for the six months ended June 30, 2022.

The decrease is primarily due to decreased fees associated with legal, investor relations and management consulting services combined with a decrease in bad debt expense following the creation of the bad debt reserve in the second quarter of 2022.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended June 30, 2023, R&D expenses totaled $60,522 which is an increase of $1,907 compared to $58,615 for the three months ended June 30, 2022.

For the six months ended June 30, 2023, R&D expenses totaled $124,070 which is an increase of $36,477 compared to $87,593 for the six months ended June 30, 2022.

The increases in R&D expenses for the three and six months ended June 30, 2023, as compared to the respective periods of 2022 were driven by the completion of testing of our QHSLab platform software at the end of the first quarter of 2022. As a result, the spending on development is no longer being capitalized as the software is now in post-implementation stages. Any future development that may result in substantial enhancements or additional functionality for all users will be considered for capitalization as appropriate. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Income and Expense

For the three months ended June 30, 2023, interest expense decreased by $57,195 to $71,890 from $129,085 for the three months ended June 30, 2022. For the six months ended June 30, 2023, interest expense decreased by $112,555 to $143,687 from $256,242 for the six months ended June 30, 2022.

The decrease was due to timing of the amortization of debt issuance costs including legal fees and warrants issued in connection with certain of our convertible notes payable. Interest expense during the first half of 2023 included interest on the outstanding debt as well as the amortization of debt issuance costs including legal fees and warrants issued in connection with the second Mercer note issued in July 2022 (“Second OID Note”) which was lower than the amortization of debt issuance costs including legal fees and warrants issued in connection with the first Mercer note issued in August 2021 (“First OID Note”) to purchase assets related to our AllergiEnd® products. The amortization of those costs, which are non-cash expenses, during the quarter ended June 30, 2023 totaled $27,719, or 39% of interest expense during the quarter while the amortization of those costs during the quarter ended June 30, 2022 totaled $83,964, or 65% of interest expense for the quarter. These costs for the six months ended June 30, 2023 totaled $55,134, or 38% of interest expense and $167,005, or 65% of the interest expense during the six months ended June 30, 2022.

Other income for the three and six months ended June 30, 2023 totaled $919 and related to the redemption of awards on a credit card. There was no other income in the comparative periods of 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2023, we had current assets totaling $249,715, including $108,847 of cash, $101,687 of accounts receivable, $34,851 of inventory, and $4,330 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,065,339 consisting of $202,617 in accounts payable, $141,378 in other current liabilities and $1,721,344 representing the balance of outstanding loans and convertible notes. There were no long-term liabilities as the balance of loans payable are all in current liabilities.

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

We used cash of $37,531 and $98,110 in operations during the six-month periods ending June 30, 2023 and 2022, respectively.

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

The remaining principal amount of the First OID Note and all interest accrued thereon were payable on August 10, 2022, and are secured by a lien on substantially all of our assets. The Note continues to accrue 5% interest. As noted above in July 2022 we issued the Second OID Note in the principal amount of $440,000 to the holder of the First OID Note. As a result of this issuance, the conversion price of the First OID Note was reduced to $0.20 and in 2022, the holder of the First OID Note converted an aggregate of $50,000 of the First OID Note into shares of our common stock, reducing the outstanding balance and interest accrued on the First OID Note.

The principal amount of the Second OID Note and all interest accrued thereon are payable on July 19, 2023, and are secured by a lien on substantially all of our assets. The Note provides for interest at the rate of 5% per annum, payable at maturity, and is convertible into common stock at a price of $0.20 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, similar to the First OID Note, the Second OID Note provides, subject to certain limited exceptions, that if we issue any common stock or common stock equivalents, as defined in the Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold. The remaining terms and conditions of the Second OID Note including the events of default are substantially identical to those of the First OID Note.

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

On July 27, 2023, the Company received notice from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of the First and Second OID Notes that it agreed to forebear from exercising any rights it might have as a result of any defaults under the First OID Note, the Second OID Note and the related documents between the Company and the Fund, provided that it reserved all of its rights.

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

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $3,814,178 at June 30, 2023, generated net losses of $299,282 and $996,001 for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively, and used cash of $37,531 and $350,994 in operations in these periods. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2023, the Company’s chief executive officer who is also our chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 10, 2023

