Form 10-Q
period 2023-09-30
QHSLab, Inc.
filed 2023-11-13
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 10, 2023, the Registrant had 9,735,508 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$50,240	$178,694
Accounts receivable, net	83,550	47,734
Inventory	38,954	51,840
Prepaid expenses and other current assets	4,246	7,310
Total current assets	176,990	285,578
Non-current assets:
Capitalized software development costs, net	111,695	167,543
Intangible assets, net	1,450,248	1,504,332
Total assets	$1,738,933	$1,957,453
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$220,237	$85,743
Other current liabilities	159,395	116,774
Loans payable, current portion	412,781	342,391
Convertible notes payable	1,246,000	1,161,918
Total current liabilities	2,038,413	1,706,826
Non-current liabilities:
Loans payable, non-current portion	-	174,382
Total non-current liabilities	-	174,382
Total liabilities	2,038,413	1,881,208

Commitments and contingencies (Note 13)

Stockholders’ (Deficit) Equity:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 9,315,508 shares issued and outstanding	932	932
Additional paid-in capital	3,595,837	3,589,837
Accumulated deficit	(3,896,621)	(3,514,896)
Total stockholders’ (deficit) equity	(299,480)	76,245
Total liabilities and stockholders’ (deficit) equity	$1,738,933	$1,957,453

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$336,407	$269,323	$1,093,974	$975,469

Cost of revenue	146,897	143,716	490,294	490,965

Gross profit	189,510	125,607	603,680	484,504

Operating expenses:
Sales and marketing	114,019	154,620	366,055	387,687
General and administrative	47,277	107,965	205,799	321,573
Research and development	45,419	48,405	169,489	135,998
Amortization	18,028	18,028	54,084	54,084
Total operating expenses	224,743	329,018	795,427	899,342

Net operating loss	(35,233)	(203,411)	(191,747)	(414,838)

Other income and (expense):
Interest expense	(48,581)	(106,704)	(192,268)	(362,946)
Other income	1,371	-	2,290	-
Loss on extinguishment of debt	-	-	-	(2,020)
Net loss	$(82,443)	$(310,115)	$(381,725)	$(779,804)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.09)

Weighted average shares outstanding: (Basic and diluted)	9,315,508	9,068,225	9,315,508	8,889,836

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Unearned Stock	Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares		Shares		Shares	Amount	Compensation	Capital	Deficit	(Deficit)
Balance at January 1, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,589,837	$(3,514,896)	$76,245
Stock-based compensation expense	-	-	-	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	-	-	-	(192,555)	(192,555)
Balance at March 31, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,595,837	$(3,707,451)	$(110,310
Net loss	-	-	-	-	-	-	-	-	(106,727)	(106,727)
Balance at June 30, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,395,837	$(3,814,178)	$(217,037)
Net loss	-	-	-	-	-	-	-	-	(82,443)	(82,443)
Balance at September 30, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,595,837	$(3,896,621)	$(299,480)

Balance at January 1, 2022	1,080,092	$108	2,644,424	$264	8,756,093	$876	$(6,968)	$3,348,681	$(2,518,895)	$824,066
Shares issued for services	-	-	-	-	-	-	3,484	-	-	3,484
Conversion of notes payable	-	-	-	-	59,415	6	-	27,919	-	27,925
Warrants issued with conversion of notes payable	-	-	-	-		-	-	2,020	-	2,020
Stock-based compensation expense	-	-	-	-	-	-	-	8,920	-	8,920
Net loss	-	-	-	-	-	-	-	-	(190,304)	(190,304)
Balance at March 31, 2022	1,080,092	$108	2,644,424	$264	8,815,508	$882	$(3,484)	$3,387,540	$(2,709,199)	$676,111
Shares issued for services	-	-	-	-	-	-	3,484	-	-	3,484
Stock-based compensation expense	-	-	-	-	-	-	-	8,921	-	8,921
Net loss	-	-	-	-	-	-	-	-	(279,385)	(279,385)
Balance at June 30, 2022	1,080,092	$108	2,644,424	$264	8,815,508	$882	$-	$3,396,461	$(2,988,584)	$409,131
Conversion of notes payable	-	-	-	-	250,000	25	-	49,975	-	50,000
Warrants issued with convertible note payable	-	-	-	-	-	-	-	81,183	-	81,183
Share purchase	-	-	-	-	250,000	25	-	49,975	-	50,000
Stock-based compensation expense	-	-	-	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	-	-	-	(310,115)	(310,115)
Balance at September 30, 2022	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,583,594	$(3,298,699)	$286,199

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Operating activities
Net loss	$(381,725)	$(779,804)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for doubtful accounts	5,992	9,173
Amortization	109,932	91,315
Amortization of debt and warrant issuance costs	84,082	267,889
Stock-based compensation	6,000	23,842
Shares issued for services	-	6,968
Loss on extinguishment of debt	-	2,020
Changes in operating assets and liabilities:
Accounts receivable	(41,808)	3,207
Inventory	12,886	(32,219)
Prepaid expenses and other current assets	3,064	(26,622)
Accounts payable	134,494	129,625
Other current liabilities	42,621	23,401
Cash flows from operating activities	(24,462)	(281,205)

Investing activities:
Capitalized software	-	(37,119)
Cash flows from investing activities	-	(37,119)

Financing activities:
Proceeds from sales of common stock	-	50,000
Issuance of convertible notes payable	-	400,000
Proceeds of loan borrowings	162,000	128,500
Repayments of loan borrowings	(265,992)	(279,097)
Payment of debt issuance costs	-	(30,000)
Cash flows from financing activities	(103,992)	269,403

Change in cash	(128,454)	(48,921)
Cash and cash equivalents – beginning of year	178,694	286,855
Cash and cash equivalents - end of period	$50,240	$237,934

Supplemental disclosures of cash flow activity:
Cash paid for interest	$36,930	$55,939
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$-	$77,925
Warrants issued in conjunction with convertible note payable	$-	$81,183

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2022 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and adjusts the reserve for uncollectible balances to represent future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during the nine months ended September 30, 2023 and 2022. As of September 30, 2023, two customers comprised greater than 10% of the outstanding accounts receivable balance at 18.9% and 14.2%. As of September 30, 2022, there were no customers that comprised greater than 10% of the outstanding accounts receivable.

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

Capitalized software development costs for internal-use software totaled $223,390 as of September 30, 2023 and December 31, 2022. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the three months ended September 30, 2023 and 2022 there was $18,616 of amortization recognized. During the nine months ended September 30, 2023 and 2022 there was $55,848 and $37,231 of amortization recognized, respectively. There were no impairments recognized during the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended September 30, 2023 and 2022, there was $45,419 and $48,405 of research and development expenses incurred, respectively. For the nine months ended September 30, 2023 and 2022, there was $169,489 and $135,998 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of September 30, 2023 or 2022.

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

The Company has net operating losses of $3,896,621 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. ASU 2016-13 requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables based on historical information, current information and reasonable and supportable forecasts, at each reporting date. The new standard may result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The Company adopted ASU 2016-13 as of January 1, 2023, and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

	September 30, 2023	December 31, 2022
Accounts receivable	$97,772	$55,964
Allowance for doubtful accounts	(14,222)	(8,230)
Accounts receivable, net	$83,550	$47,734

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at September 30, 2023 and December 31, 2022:

	Estimated Useful Life (in years)	September 30, 2023	December 31, 2022
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(111,695)	(55,847)
Capitalized software, net		$111,695	$167,543
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(162,252)	(108,168)
Intangible assets, net		$1,450,248	$1,504,332

Capitalized software represents the development costs for internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. As of September 30, 2023 and December 31, 2022 there was $111,695 and $55,847 of accumulated amortization expense, respectively. Amortization related to the QHSLab platform was $18,616 for the three months ended September 30, 2023 and 2022, and is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. Amortization was $55,848 and $37,231 for the nine months ended September 30, 2023 and 2022, respectively. There were no impairments recognized during the nine months ended September 30, 2023 and the year ended December 31, 2022.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization during the three months ended September 30, 2023 and 2022 and $54,084 of amortization expense during the nine months ended September 30, 2023 and 2022.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal along with the associated interest was to be paid in 36 monthly installments beginning July 2021. The Company has deferred certain principal payments and MedScience has indicated that it would forbear from taking any action until December 31, 2023 provided the Company continues to pay accrued interest on a current basis. The principal balance of the loan had been divided between current and long-term liabilities but as of September 30, 2023 the remaining principal is included in current liabilities on the Company’s condensed consolidated balance sheets. The combined principal due along with accrued interest as of September 30, 2023 is $386,735 and as of December 31, 2022 was $426,451.

On April 21, 2023, the Company entered into a fixed-fee short-term loan with its merchant bank and received $162,000 in loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $20,538 paid every 60 days. The loan payable is due in October 2024. As of September 30, 2023, the loan balance is $40,821 and is all recorded in current liabilities based on the minimum payments due.

Note 7. Convertible Notes Payable

Convertible notes payable at September 30, 2023 and December 31, 2022, consist of the following:

	September 30, 2023	December 31, 2022
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	706,000	706,000
Note 3 – Mercer Note #2	440,000	440,000
	1,246,000	1,246,000
Debt discount and issuance costs	-	(84,082)
	1,246,000	1,161,918
Less: current portion	1,246,000	1,161,918
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1). The Note bears interest at the rate of 10% per annum with an initial maturity on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest became due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2023 at the option of the holder using the same conversion calculation. As of September 30, 2023 and December 31, 2022, this note had $24,000 and $16,521, respectively, of accrued interest, which is included within other current liabilities on the condensed consolidated balance sheets.

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

On October 17, 2022, and again on July 27, 2023 and November 10, 2023, the Company received notice from the manager of Mercer Fund of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under the $806,000 Note and the related documents between the Company and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The $806,000 Note continues to accrue interest at 5%.

As of September 30, 2023, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $706,000, along with associated interest, is recorded within current liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2023, the $806,000 Note had $78,573 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the discount. As of December 31, 2022, the $806,000 Note had $52,171 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount.

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

On July 27, 2023 and again on November 10, 2023, the Company received notice from the manager of the Mercer Fund, LLC that it agreed to forebear from exercising any rights it might have as a result of any defaults under the Second OID Note and the related documents between the Company and the Fund, provided that it reserved all of its rights.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded within current liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2023, the $440,000 Note had $26,219 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant value and the discount. As of December 31, 2022, the $440,000 Note had $9,764 of accrued interest, total unamortized debt issuance costs of $61,836, including the Warrant value, and the remaining discount of $22,247.

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

The shares of Series A-2 Preferred Stock have a stated value of $0.16 per share and are convertible into shares of common stock at a price of $0.16 per share (subject to adjustment upon the occurrence of certain events). The rights of holders of the Company’s common stock with respect to the payment of dividends and upon liquidation are junior in right of payment to holders of the Series A-2 Convertible Preferred Shares. The rights of the holders of the Company’s Series A-2 Preferred Shares are pari passu to the rights of the holders of the Company’s Series A Preferred Shares currently outstanding.

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

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares issuable upon exercise or conversion of outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the periods ended September 30, 2023 and 2022 as the result would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	1,100,000	1,100,000	1,100,000	1,100,000
Stock warrants	1,494,854	1,576,647	1,494,854	1,576,647
Total shares excluded from calculation	2,594,854	2,676,647	2,594,854	2,676,647

Note 10. Stock-based Compensation

During the nine months ended September 30, 2023 and 2022, there was $6,000 and $23,842, respectively, in stock-based compensation associated with stock options included in Research and development expense. During the three months ended September 30, 2023 and 2022, there was $0 and $6,000, respectively, in stock-based compensation associated with stock options included in Research and development expense. Additionally, there was expense associated with shares issued for services. During the nine months ended September 30, 2023 and 2022, there was $0 and $6,968, respectively, in General and administrative expense associated with shares issued for services.

There were no options exercised, forfeited or cancelled during the period. During the nine months ended September 30, 2023 and 2022 there were no options granted.

As of September 30, 2023, all compensation related to the 1,100,000 outstanding options has been recognized. The options were expensed over the vesting period for each Advisor.

Options outstanding at September 30, 2023 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	1,100,000	1,100,000

Warrants outstanding at September 30, 2023 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
February 23, 2022	14,854	14,854	$0.705	February 22, 2024
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	1,494,854	1,494,854

During the nine months ended September 30, 2023, 81,793 outstanding warrants expired.

Note 11. Related Party Transactions

Convertible notes payable, related party: See Note 7; Preferred Stock, related party: See Note 8.

Note 12. Income Taxes

For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

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

The balance of outstanding invoices that the Factoring Company may assign back to the Company if not collected within 90 days is included in the Company’s Accounts Receivable balance with the amounts received, net of reserves held, included with other current liabilities on the condensed consolidated balance sheets. The Factoring Agreement was cancelled as of August 3, 2023 so no amounts are outstanding as of September 30, 2023. The net amount of $3,098 as of December 31, 2022 is included in other current liabilities.

There are no pending or threatened legal proceedings as of September 30, 2023. The Company has no non-cancellable operating leases.

Note 14. Subsequent Events

On October 4, 2023, Mercer Street Global Opportunity Fund, LLC, converted $10,500 of the principal amount of the $806,000 Secured Convertible Promissory Note issued August 10, 2021, into 420,000 shares of the Company’s common stock at a price of $0.025 per share.

On October 5, 2023, the Company entered into a fixed-fee loan with its merchant bank and received $226,700 in loan proceeds, a portion of which was used to payoff the balance of the prior fixed-fee loan. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $28,463 paid every 60 days. The loan payable is due in April 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2022 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. It is estimated, based on the national average payment data for the reimbursement codes for allergy testing and allergen immunotherapy that our PCP customers generated approximately $2,973,300 in revenues utilizing our products during the nine months ended 2023, of which $2,219,000 was the result of providing allergy diagnostic tests to patients and approximately $754,300 was the result of providing allergen immunotherapy treatments.

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

While our revenues are largely determined by the volume of services and products delivered and the prices at which such services and products are sold, our costs are determined by a number of factors. The principal factors impacting our costs are the cost of improvements to QHSLab, the costs of products sold to PCPs, marketing expenses to recruit new PCPs and introduce new products and financing costs. As our business grows, these costs should be spread over a wider base of PCPs leading to a reduction in costs per sale and help to increase our gross margin.

Results of Operations during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022

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

For the three months ended September 30, 2023, we generated revenues of $336,407 compared to $269,323 of revenues for the three months ended September 30, 2022. Revenues in the third quarter of 2023 were primarily driven by sales of Allergy Diagnostic Kits of $148,912 and Immunotherapy Treatment services of $88,934 as we continued to expand the roll-out of our product lines and customer base. At the end of the third quarter of 2022, we launched our Subscription Revenue line. For the three months ended September 30, 2023, we generated $15,922 of revenues from this line compared to $4,930 for the three months ended September 30, 2022. During the end of 2022, we also initiated the Integrated Service Program product line that did not exist during the third quarter of 2022. During the third quarter of 2023, this new service generated revenue of $71,600.

For the nine months ended September 30, 2023, we generated revenues of $1,093,974 compared to $975,469 of revenues for the nine months ended September 30, 2022. Revenues in the first nine months of 2023 were primarily driven by sales of Allergy Diagnostic Kits of $536,738 and Immunotherapy Treatment services of $287,704 as we continued to expand the roll-out of our product lines and customer base. At the end of the second quarter of 2022, we launched our Subscription Revenue line. For the nine months ended September 30, 2023, we generated $55,334 of revenues from this line compared to $6,304 for the nine months ended September 30, 2022. During the end of 2022, we also initiated the Integrated Service Program product line that did not exist during most of 2022. During the nine months of 2023, this new service generated revenue of $184,803.

Our revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Allergy Diagnostic Kit Sales	$148,912	$138,265	$536,738	$566,176
Immunotherapy Treatment Sales	88,934	111,131	287,704	363,853
Subscription Revenue	15,922	4,930	55,334	6,304
Integrated Service Program	71,600	-	184,803	-
Training & Other Revenue	3,225	6,937	3,225	11,038
Shipping and handling	7,814	8,060	26,170	28,098
Total revenue	$336,407	$269,323	$1,093,974	$975,469

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales and the amortization of our capitalized software.

For the three months ended September 30, 2023 and 2022, cost of revenues was $146,897 and $143,716, respectively.

The Company generated a gross profit of $189,510 during the three months ended September 30, 2023 compared to $125,607 for the three months ended September 30, 2022. Gross margin improved to 56.3% for the quarter compared to 46.6% during the three months ended September 30, 2022.

For the nine months ended September 30, 2023 and 2022, cost of revenues was $490,294 and $490,965, respectively.

The Company generated a gross profit of $603,680 during the nine months ended September 30, 2023 compared to $484,504 for the nine months ended September 30, 2022. Gross margin increased from 49.7% during the nine months ended September 30, 2022 to 55.2% during the nine months ended September 30, 2023. The increase in gross margin for both the three and nine months ended September 30, 2023 was attributable to a combination of changes in the product mix and improved cost structure since the acquisition of intangible assets from MedScience during the quarter ended June 30, 2021.

As we continue to introduce new products at an early stage in our development cycle, the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants. For the three months ended September 30, 2023, sales and marketing expenses totaled $114,019, a decrease of $40,601 compared to $154,620 for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, sales and marketing expenses totaled $366,055, a decrease of $21,632 compared to $387,687 for the nine months ended September 30, 2022.

The decreases in sales and marketing expenses for the period ended September 30, 2023 compared to the same period in 2022 relates primarily to the shift to internal sales and marketing personnel who are proving to be more cost effective than independent sales representatives offset by an increase in marketing spend in connection with the launch of the Integrated Service Program and Subscription Revenue products. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended September 30, 2023, general and administrative expenses totaled $47,277, a decrease of $60,688 compared to $107,965 for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, general and administrative expenses totaled $205,799 a decrease of $115,774 compared to $321,573 for the nine months ended September 30, 2022.

The decrease is primarily due to decreased fees associated with legal, investor relations and management consulting services combined with a decrease in bad debt expense following the creation of the bad debt reserve in the second quarter of 2022.

Research and Development

Research and development (“R&D”) expenses includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended September 30, 2023, R&D expenses totaled $45,419 which is a decrease of $2,986 compared to $48,405 for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, R&D expenses totaled $169,489 which is an increase of $33,491 compared to $135,998 for the nine months ended September 30, 2022.

The decrease in R&D expenses for the three months ended September 20, 2023, as compared to the respective period of 2022 is due to the reduction in ongoing R&D consulting fees. The increase in R&D expenses for the nine months ended September 30, 2023, as compared to the respective period of 2022 was driven by the completion of testing of our QHSLab platform software at the end of the first quarter of 2022. As a result, the spending on development is no longer being capitalized as the software is now in post-implementation stages. Any future development that may result in substantial enhancements or additional functionality for all users will be considered for capitalization as appropriate. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Income and Expense

For the three months ended September 30, 2023, interest expense decreased by $58,123 to $48,581 from $106,704 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, interest expense decreased by $170,678 to $192,268 from $362,946 for the nine months ended September 30, 2022.

The decrease was due to timing of the amortization of debt issuance costs including legal fees and warrants issued in connection with certain of our convertible notes payable. Interest expense during the first nine months of 2023 included interest on the outstanding debt as well as the amortization of debt issuance costs including legal fees and warrants issued in connection with the second Mercer note issued in July 2022 (“Second OID Note”) which was lower than the amortization of debt issuance costs including legal fees and warrants issued in connection with the first Mercer note issued in August 2021 (“First OID Note”). The amortization of those costs, which are non-cash expenses, during the quarter ended September 30, 2023 totaled $6,701, or 12% of interest expense during the quarter while the amortization of those costs during the quarter ended September 30, 2022 totaled $59,153, or 55% of interest expense for the quarter. These costs for the nine months ended September 30, 2023 totaled $61,836, or 32% of interest expense and $226,158, or 62% of the interest expense during the nine months ended September 30, 2022.

Other income for the three and nine months ended September 30, 2023 totaled $1,371 and $2,290, respectively, and related to the redemption of awards on a credit card. There was no other income in the comparative periods of 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2023, we had current assets totaling $176,990, including $50,240 of cash, $83,550 of accounts receivable, $38,954 of inventory, and $4,246 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,038,413 consisting of $220,237 in accounts payable, $159,395 in other current liabilities and $1,658,781 representing the balance of outstanding loans and convertible notes. There were no long-term liabilities as the balance of loans payable are all in current liabilities.

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

We used cash of $24,462 and $281,205 in operations during the nine months ending September 30, 2023 and 2022, respectively.

During the third quarter of 2021, we issued a promissory note of $750,000 in connection with our acquisition of assets related to our AllergiEnd® products and an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the “First OID Note”) along with warrants to purchase 930,000 shares of our common stock (the “Warrants”) for aggregate consideration of $750,000. The acquisition of the assets related to our AllergiEnd® products has enabled us to increase our margins on the sale of these products. The net proceeds of the First OID Note primarily were used to increase our sales and marketing efforts. In July 2022, to supplement our cash on hand, we issued to the holder of the First OID Note an Original Issue Discount Secured Convertible Promissory Note (the “Second OID Note”) in the principal amount of $440,000 and warrants to purchase 550,000 shares of our common stock for aggregate consideration of $400,000. The proceeds of this Note were primarily used to fulfill inventory requirements and expand our sales and marketing.

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

On July 27, 2023 and again on November 10, 2023, the Company received notice from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of the First and Second OID Notes that it agreed to forebear from exercising any rights it might have as a result of any defaults under the First OID Note, the Second OID Note and the related documents between the Company and the Fund, provided that it reserved all of its rights.

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

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $3,896,621 at September 30, 2023, generated net losses of $381,725 and $996,001 for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively, and used cash of $24,462 and $350,994 in operations in these periods. We are currently in default of our obligations under our OID Notes and the note incurred to acquire assets related to our AllergiEnd® products. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and borrowings, and that we will remain highly leveraged as we seek to expand our business. Our working capital requirements are expected to increase in line with the growth of our business, as we incur marketing expenses and the cost of building an inventory. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months though they will not enable us to pay our loans and OID Notes. In the past we have had to rely upon our principal shareholder to support our operations. More recently we have financed our operations through the proceeds from private placements of equity and debt instruments issued to third parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders, could cause the conversion prices of our OID Notes to decrease to the detriment of our stockholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

As of September 30, 2023, the Company’s chief executive officer who is also our chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit B to the Information Statement on Form 14-C filed June 21, 2021)

3.2	By-Laws ((incorporated herein by reference to Exhibit C to the Information Statement on Form 14-C filed June 21, 2021).

4.1	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit D to the Information Statement on Form 14-C filed June 21, 2021)

4.2	Certificate of Designation authorizing the issuance of the Series A-2 Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed December 30, 2021)

31*	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	November 13, 2023

