Form 10-K
period 2023-12-31
QHSLab, Inc.
filed 2024-03-27
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☒	Smaller reporting company ☒

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On June 30, 2023, the aggregate market value of our common stock held by non-affiliates was $882,578 based on 5,963,363 shares of common stock held by non-affiliates and a price of $0.148 per share, the closing price of our common stock on June 30, 2023.

On March 26, 2024, the Registrant had 10,215,508 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS.

Background

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) and other healthcare providers to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs and other healthcare providers with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and personalized medicine. Our digital healthcare, clinical decision support and point of care solutions also support non face to face remote patient and therapeutic monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

Based on the success of PCPs using our Quality Health System Lab Expert System (“QHSLab”) digital healthcare platform combined with our AllergiEnd® product line, we intend to increase our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostics and treatments, and digital medicine programs that PCPs and other healthcare providers can use and prescribe in their practices. In all cases, providers will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

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

Digital medicine products utilizing sophisticated software to capture, store, analyze and access patient data, can be used independently or in concert with pharmaceuticals, biologics, devices, or other products to optimize patient care and health outcomes. A key component of digital medicine is the analysis of raw patient data, including physiological, psychological and environmental signals or responses to digital health risk assessments to provide the physician with result-oriented output to support their clinical decision making and better coordinate patient care and treatment.

Digital Therapeutics or digital behavioral health, that is, the use of digital medicine products to assess a patient’s state of health and wellbeing and monitor progress in response to recommended lifestyle changes, medication adherence and treatment regimens, is considered a treatment in its own right, and may be reimbursable depending upon a patient’s health condition and diagnosis, giving health-care providers an economic incentive to engage in digital healthcare. We have added and intend to continue to add features to our QHSLab platform which allow PCPs to engage in digital medicine for which they have been and will be reimbursed.

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

Our QHSLab Expert System is capable of handling large quantities of data, without compromising security, accuracy or precision. We can set parameters to accommodate prospective client physician and healthcare organizations’ policies and easily deal with significant increases in user workload. Our cloud-based software and IT system scales to allow a virtually unlimited number of user sessions to be activated. By utilizing a set, well-known path built into our cloud server infrastructure our QHSLab is not only capable of scaling to a large number of users, but is also built on a globally-scalable architecture, allowing us to deliver high availability to users in just about any geographic region.

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

Through purposeful design, the QHSLab Expert System:

●	Conducts a comprehensive assessment of patient behaviors, lifestyle and disease risk;

●	Integrates into existing physician and healthcare interventions;

●	Collects and compiles relevant, empirical data;

●	Utilizes this information for decision making;

●	Accounts for individual differences yet is appropriate for whole populations;

●	Provides guidelines for consistent decisions;

●	Demonstrates flexibility by allowing new variables to be added;

●	Requires relatively low-skilled IT involvement in assessment or patient program development; and

●	Maximizes revenue by providing less costly ‘digital’ alternatives to face-to-face interactions.

Our interventions are ideal for population-based approaches. We provide an efficient means of screening. Upon development, our interactive AI based programs will branch into in-depth assessment when a problem area is identified. QHSLab currently includes a large array of lifestyle improvement interventions that can be matched to individual user requirements.

QHSLab has incorporated a wide variety of digital healthcare intervention programs including allergies and asthma, mental health, musculoskeletal health and pain, hypertension, sleep disorders, dietary assessments, weight loss and much more. Our AI driven approaches will range from patient treatment seeking interventions and motivational materials for participants in early stages of behavioral change to more detailed advice and support for participants in later stages of behavioral change. As a participant progresses (or regresses), different intervention materials will be available.

Our system provides an automated recording device so that minimal amounts of progress can be detected and reinforced. Gathering data through automation provides an extensive empirical data base that can be used to both serve the participant and provide an evaluation of the effectiveness of the treatment regimen. Since health risk prevention can be very expensive in terms of the resources required to provide services to all participants, QHSLab represents a far less costly alternative.

An article in the Journal of the American Medical Association (JAMA) titled ‘Assessment of an Interactive Digital Health–Based Self-management Program to Reduce Hospitalizations Among Patients With Multiple Chronic Diseases’ reported on the success achieved by physicians utilizing a research system similar to QHSLab. The randomized clinical trial found that “among participants who received the internet chronic disease management intervention, fewer were admitted to the hospital” and “digital health interventions supporting patient self-management and self-monitoring has the potential to augment primary care among patients with multiple chronic diseases and co-morbidities.”

Physicians are seeking preventive and chronic care management tools for their medical decision making and patient care, including non-face to face asynchronous interventions and easy to incorporate workflow digital screenings. Today, independent physicians and their practices desire digital health relationships that meet all their needs and those of their patients, instead of having to incorporate multiple limited services from numerous digital health companies. Physicians don’t have time to pick and choose among different digital health systems. QHSLab solves this problem especially for the primary care provider.

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

Executing on our Growth Strategy

Growing Recuring Revenue Base	●	Increasing the number of medical practitioners utilizing our point-of-care and digital medicine services, growing our revenue per client metric.

	●	Future distribution channels include Management Service Organization (MSO) partnerships, Independent Physician Associations (IPA’s), and complementary digital health networks.

Expanding Product Portfolio	●	Additional point-of-care diagnostic, digital medicine, and treatments that PCPs can use, prescribe, and be reimbursed for under existing government and private insurance programs.

Increasing Industry Visibility	●	Increasing the number of company/university-sponsored medical conferences partnering with various Universities to introduce and educate members of the medical community about the technology and revenue opportunities available.

Competition

The market for future point of care and software as a service solution is highly competitive and characterized by rapid change. The success of our solutions will be contingent upon our ability to provide superior solutions and a strong value proposition for potential customers and their patients. Many existing competitors are well-established and enjoy greater resources or other strategic advantages. It is likely that there will be new entrants into our market, some of which may become significant competitors. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense. We currently face competition from a range of companies, including Phresia, Qure4U, Linus Health, Chadis, Yosi Health, Health Note, DarioHealth Corp and Noom, Inc., some of which market direct to the consumer, bypassing physicians.

Our main competitors fall into the following categories:

● private and public companies that offer specific chronic disease products and services, such as solutions for allergies and asthma, diabetes, hypertension, and certain addictions or behavioral health conditions;

● large enterprises focused on the healthcare industry, including initiatives and partnerships launched by companies which may offer or develop products or services with features or benefits that overlap with our proposed future solutions; and

● digital health, electronic records, device manufacturers that facilitate the collection of data but offer limited interpretation, feedback or guidance.

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

Employees

As of March 27, 2024, we had four employees devoting full-time services to the Company, all of whom were engaged in direct sales and operations. In addition, we engage independent entities and consultants that provide programming services, Quality Management System development, Marketing and Medical Consulting & Advisory services. We believe that our relationships with our employees and consultants are good.

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

Risks Related to Our Business

We incurred net losses in 2023 and 2022 and may not be able to continue to operate as a going concern.

We suffered net losses of $468,362 and $996,001 for the years ended December 31, 2023 and 2022, respectively. We also had negative cash flows from operations for the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, to support our operations we received loans in the aggregate amount of $1,031,736. The report of our independent registered public accountants on our consolidated financial statements for the year ended December 31, 2023 states that these factors raise uncertainty about our ability to continue as a going concern.

Unless we are able to generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

We are highly leveraged and we may need additional financing.

We have funded our operating losses through borrowings, and merchant cash advances. As of the date of this annual report we have notes and loans outstanding in the aggregate amount, inclusive of accrued interest, of $1,954,595. Our Original Issue Discount Secured Convertible Promissory Note in the principal amount of $440,000 matured on July 19, 2023 and our Original Issue Discount Secured Convertible Promissory Note in the principal amount of $695,500 matured on August 10, 2022. On March 27, 2024, the Company received the most recent notice from the manager of the Mercer Fund of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under this Note and the related documents between us and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The Note continues to accrue interest at 5%.

If we are not able to pay or refinance the outstanding principal and accrued interest on these notes when due, our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or reductions in the price at which they can convert their convertible securities. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse affect on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our principal shareholder, we may become insolvent.

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

Our leverage may adversely affect our ability to finance future operations and capital needs and may limit our ability to pursue business opportunities.

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

All of our revenues have been generated from a limited number of product lines.

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

We depend upon third parties to supply us with all of the products included in the “AllergiEnd” line of products from which we currently derive most of our revenues. If these parties were unable or unwilling to continue to supply our needs, we might not be able to find an alternative source of supply which would materially adversely impact our business, financial condition and operating results.

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

Our Certificate of Incorporation authorizes the issuance of 900 million shares of common stock. As at March 27, 2024 we have outstanding 10,215,508 shares of common stock, without giving effect to shares issuable upon conversion or exercise of convertible notes, preferred stock, options and warrants currently outstanding. The future issuance of common stock or securities exercisable for or convertible into common stock to raise capital may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock upon the conversion or exercise of outstanding notes and warrants, for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our then existing stockholders and might have an adverse effect on any trading market for our common stock.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information (PII), including protected health information (PHI). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the businesses with which covered entities contract for services, which includes us. HIPAA requires companies like us to develop and maintain policies and procedures with respect to PHI, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA imposes mandatory penalties for certain violations which can be significant. HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. HIPAA further requires that patients and, in some instances, HHS be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. These laws in many cases are more restrictive than, and may not be preempted by, HIPAA, creating complex compliance issues for us and our clients potentially exposing us to additional expense, adverse publicity and liability. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions. Because of the extreme sensitivity of the PHI we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and patient confidence. Clients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that caused by such breaches, incentives offered to clients or other business partners in an effort to maintain business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. We outsource important aspects of the storage and transmission of client and patient information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and patient proprietary and protected health information.

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

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, terrorist acts, conflicts between nations and the response of governments to such occurrences, could impair our ability to purchase, receive or replenish inventory or raw materials or could cause US agencies and insurance companies to modify reimbursement policies, which could result in lost sales, reduced revenues and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, unusually adverse weather conditions, pandemic outbreaks, such as the recent outbreak of the coronavirus, or COVID-19, terrorist acts, conflicts between nations or rogue groups, and the response of governments and US agencies to such occurrences, could adversely affect our operations and financial performance. To the extent these events impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through lost sales. Such events could also cause US agencies and insurance companies to modify reimbursement policies which could result in lost sales, reduced revenues and otherwise adversely affect our financial performance.

Our ability to finance our business may be materially adversely affected by global geopolitical conditions including those resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and efforts by terrorist organizations to disrupt global shipping patterns.

Global markets are experiencing volatility and disruption as a result of the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and efforts by terrorist organizations to disrupt global shipping patterns. The invasion of Ukraine by Russia, the Israel-Hamas conflict and efforts to disrupt shipping through the Suez Canal and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and other countries have created global security concerns that could have a lasting impact on regional and global economies and financial markets. Although the length and impact of the ongoing conflicts and any sanctions imposed are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets and lead to instability and lack of liquidity in capital markets, adversely impacting our ability to finance our operations.

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

Our stock price may be adversely impacted by natural disasters (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks, terrorist acts, conflicts between nations and terrorist organizations, and the response of the governments of the countries affected by such occurrences.

Military or other conflicts such as those in Ukraine, the Middle East or elsewhere, natural disasters, unusually adverse weather conditions and pandemic outbreaks may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of companies, and lead to national, regional or international economic disruptions and economic uncertainty, any of which could adversely impact the price of our common stock.

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

Substantially all of the outstanding shares of our common stock in addition to the shares issuable upon conversion of our outstanding convertible notes are freely tradable without restriction or registration under the Securities Act or otherwise eligible sale under Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 10,215,508 shares of our common stock outstanding as of March 27, 2024, approximately 1,644,169 shares in addition to the approximately 8,571,339 shares issuable upon conversion of $1,146,000 convertible notes are tradable without restriction and the balance are restricted securities which may be sold in accordance with Rule 144. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement, may adversely affect the market price of our common stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of December 31, 2023, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

At QHSLab, Inc., we prioritize the security and privacy of all data, with a special emphasis on the personal health, financial, and insurance information entrusted to us by our medical practice clients and their patient electronic personal health information (ePHI). Recognizing the unique vulnerabilities of the digital medicine sector, we have developed an internal cybersecurity risk management framework that incorporates industry-leading practices and technologies to safeguard against cyber threats.

Our Approach to Cybersecurity Risk Management

Our cybersecurity framework is built around a comprehensive strategy that includes ongoing risk assessment, threat detection, swift incident response, and continuous improvement of our cybersecurity defenses. Key elements of our program include:

●	Framework Adoption: Utilization of the CIS Critical Security Controls (CIS Controls) Cybersecurity Framework as a benchmark for evaluating the effectiveness of our cybersecurity measures.
●	Cybersecurity Assessments: Regular assessments of our cybersecurity through both internal evaluations and planned periodical third-party audits, ensuring adherence to the highest standards of security.
●	Training and Awareness: Mandatory cybersecurity training for all employees upon onboarding and through annual refreshers, fostering a culture of security awareness across the organization.
●	Incident Response and Preparedness: A well-defined incident response plan that enables us to quickly identify, contain, and mitigate the impact of cybersecurity incidents.
●	Third-Party Risk Management: Evaluation of third-party vendors’ security practices to ensure they meet our strict standards, especially when they have access to sensitive data.
●	Investment in Security Infrastructure: Investment in cybersecurity technologies and infrastructure to stay ahead of emerging threats.

During the year ended December 31, 2023, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably anticipated to materially affect the Company, including its business strategy, results of operations, or financial condition. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving. For more information on the Company’s cybersecurity risks, refer to Item 1A, “Risk Factors”.

Governance and Oversight

Cybersecurity governance at QHSLab, Inc. is a board-level priority, with our Board of Directors playing an active role in overseeing our cybersecurity strategy and risk management.

Insurance and Risk Mitigation

We maintain cybersecurity insurance to mitigate the financial impact of potential incidents. However, we recognize that insurance is only one component of a multifaceted risk management strategy.

Incident Response and Risk Management at QHSLab, Inc.

Central to our enterprise risk management efforts, QHSLab, Inc. has developed a comprehensive incident response plan to swiftly and effectively address cybersecurity incidents. This plan is a cornerstone of our commitment to maintaining the highest levels of data security and patient privacy.

Incident Assessment and Response Procedures

Upon identification of a potential cybersecurity incident, management initiates a structured initial assessment, guided by predefined criteria to gauge the incident’s severity and potential impact. This evaluation is critical for determining the scope of the incident and crafting an appropriate response.

The process includes:

●	Immediate Assessment: Conducted by the incident response team to determine the incident’s nature, scope, and potential impact on QHSLab, Inc.’s operations and sensitive patient data.
●	Elevation Protocol: Incidents with significant potential impact are promptly escalated to senior IT security team members for further review. This ensures that high-level expertise is applied to complex or severe cybersecurity events.
●	Material Impact Analysis: Management assesses the potential for substantial harm to the organization, considering factors such as data integrity, patient privacy, and operational continuity.
●	Public Disclosure Considerations: In alignment with regulatory requirements and our commitment to transparency, management evaluates the necessity and timing for public disclosure, balancing patient privacy, legal obligations, and public interest.

Commitment to Continuous Improvement

Recognizing the dynamic nature of cyber threats, particularly in the digital medicine sector, our incident response plan is subject to ongoing review and refinement. We will regularly update our procedures to incorporate any lessons learned from past incidents and emerging best practices in cybersecurity.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is subject to quotation on the OTCQB venture market under the symbol USAQ. The following table shows the high and low bid prices for our common stock during the fiscal years 2023 and 2022 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2023:
First Quarter	$0.398	$0.11
Second Quarter	$0.247	$0.065
Third Quarter	$0.198	$0.0315
Fourth Quarter	$0.09	$0.016

Year Ended December 31, 2022:
First Quarter	$0.75	$0.30
Second Quarter	$0.58	$0.30
Third Quarter	$0.40	$0.12
Fourth Quarter	$0.18	$0.12

Holders

On March 27, 2024, there were approximately 650 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during 2023 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended December 31, 2023.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of QHSLab, Inc. and its subsidiaries for the years ended December 31, 2023 and 2022 and should be read in conjunction with such consolidated financial statements and related notes included in this report.

Overview

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCP’s) and other healthcare providers to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs and other healthcare providers with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and personalized medicine. Our digital healthcare, clinical decision support and point of care solutions also support non face to face remote patient and therapeutic monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

Increasingly, regulators and insurance companies have come to recognize what health care technologists have been saying for nearly 15 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. More health insurers are have realized that AI enabled digital medicine technologies such as those provided through QHSLab can provide the necessary encounters to foster patient compliance in between visits to a physician.

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool. It is estimated, based on the national average payment data for the reimbursement codes for allergy testing and allergen immunotherapy that our PCP customers generated approximately $3,686,150 in revenues utilizing our products during the year ended 2023, of which $2.76 million was the result of providing allergy diagnostic tests to patients and approximately $0.93 million was the result of providing allergen immunotherapy treatments.

Based on the success of PCPs and other healthcare providers using our QHSLab allergy diagnostics combined with the products acquired from MedScience, we intend to increase our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional healthcare providers to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostics and treatments, and digital medicine programs that providers can use and prescribe in their practices. In all cases, providers will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

Our ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab software and the sale of diagnostic related products and treatment protocols and the provision of services through our QHSLab system. Currently, we are generating revenues from the sale of AllergiEnd® diagnostic related products and immunotherapy treatments. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products. We will continue to upgrade QHSLab in an effort to increase the number of products sold based upon the services it can provide and for which we are able to charge a fee for its use.

Operational Highlights

Results of Operations during the year ended December 31, 2023 as compared to the year ended December 31, 2022

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

For the year ended December 31, 2023, we generated revenues of $1,408,995 compared to $1,243,186 of revenues in 2022. Revenues in 2023 were primarily driven by sales of Allergy Diagnostic Kits of $666,600 and Immunotherapy Treatment services of $363,184 as we continued to expand the roll-out of our product lines and customer base. At the end of the second quarter of 2022, we launched our Subscription Revenue line. For the year ended December 31, 2023, we generated $72,200 of revenues from this line compared to $18,654 for the year ended December 31, 2022. During the end of 2022, we also initiated the Integrated Service Program product line that did not exist during most of 2022. During the year ended of 2023, this new service generated revenue of $270,022.

Our revenues consisted of the following:

	For the Years Ended
	December 31,
	2023	2022
Allergy Diagnostic Kit Sales	$666,600	$685,062
Immunotherapy Treatment Sales	363,184	484,411
Subscription Revenue	72,200	18,654
Integrated Service Program Revenue	270,022	8,137
Training & Other Revenue	4,650	11,288
Shipping and handling	32,339	35,634
Total revenue	$1,408,995	$1,243,186

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as labor expenses directly related to product sales and the amortization of our capitalized software.

For the years ended December 31, 2023 and 2022, cost of revenues was $615,388 and $623,667, respectively.

The Company generated a gross profit of $793,607, for the year ended December 31, 2023 and $619,519, in 2022. Gross margin increased from 49.8% during the year ended December 31, 2022 to 56.3% during the year ended December 31, 2023. The increase in gross margin was attributable to a combination of changes in the product mix and improved cost structure since the acquisition of intangible assets from MedScience during the quarter ended June 30, 2021.

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

For the year ended December 31, 2023, sales and marketing expenses totaled $488,537, a decrease of $41,780, compared to $530,317 for the year ended December 31, 2022.

The decreases in sales and marketing expenses for the year ended December 31, 2023 compared to 2022 relates to the shift of marketing efforts to more internal sales and marketing personnel who are proving to be more cost effective than independent sales representatives offset by an increase in marketing spend in connection with the launch of the Integrated Service Program and Subscription Revenue products. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the year ended December 31, 2023, general and administrative expenses totaled $259,108, a decrease of $128,404, compared to $387,512 for the year ended December 31, 2022.

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

For the year ended December 31, 2023, R&D expenses totaled $214,008, which is an increase of $23,891, compared to $190,117 for the year ended December 31, 2022.

The increases in R&D expenses for the year ended December 31, 2023, as compared to 2022, were driven by the completion of testing of our QHSLab platform software. As a result, the spending on development is no longer being capitalized as the software is now in post-implementation stages. Any future development that may result in substantial enhancements or additional functionality for all users will be considered for capitalization as appropriate.

We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Income and Expense

For the year ended December 31, 2023, interest expense decreased by $202,948 to $230,494 from $433,442 for the year ended December 31, 2022.

The decrease was due to timing of the amortization of debt issuance costs including legal fees and warrants issued in connection with certain of our convertible notes payable. Interest expense during the year ended 2023 included interest on the outstanding debt as well as the amortization of debt issuance costs including legal fees and warrants issued in connection with the second Mercer note issued in July 2022 (“Second OID Note”) which was lower than the amortization of debt issuance costs including legal fees and warrants issued in connection with the first Mercer note issued in August 2021 (“First OID Note”). The amortization of those costs, which are non-cash expenses, during the year ended December 31, 2023 totaled $61,836, or 27% of interest expense and $254,182, or 59% of the interest expense during the year ended December 31, 2022.

Other income for the year ended December 31, 2023 totaled $2,290, and related to the redemption of awards on a credit card. There was no other income in the comparative period of 2022 but there was a $2,020 loss on extinguishment of debt recorded for the year ended December 31, 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2023, we had current assets totaling $156,132, including $51,582 of cash, $71,382 of accounts receivable, $25,181 of inventory, and $7,987 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,057,049 consisting of $78,907 in accounts payable, $196,590 in other current liabilities and $1,781,552 representing the current portions of outstanding loans and convertible notes. There were no long-term liabilities as the balance of loans payable are all in current liabilities.

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

We used cash of $159,627 and $350,994 in operations during the years ended December 31, 2023 and 2022, respectively. The decrease was primarily driven by lower operating expenses associated with both general and administrative and sales and marketing expenses in 2023 compared to 2022.

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

All amounts outstanding under the First OID Note and Second OID Note were payable on August 10, 2022, and July 19, 2023, respectively, and are secured by a lien on substantially all of our assets.

We are currently in default of our obligations under the First OID Note and the Second OID Note. On February 19, 2024, the Company received the most recent notice from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of the First and Second OID Notes, that it agreed to forebear from exercising any rights it might have as a result of any defaults under the First OID Note, the Second OID Note and the related documents between the Company and the Fund, provided that it reserved all of its rights.

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $3,983,258 at December 31, 2023, generated net losses of $468,362 and $996,001 for the years ended December 31, 2023 and 2022, respectively, and used cash of $159,627 and $350,994 in operations in these periods. We are currently in default of our obligations under our OID Notes and the note incurred to acquire assets related to our AllergiEnd® products. Although we began to generate revenue during the fourth quarter of 2020, we anticipate that we will continue to generate negative cash flow for the immediate future. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as wars in the Ukraine and Israel, increases in inflation and other risks detailed in the risk factors sections detailed in this 2023 Annual Report on Form 10K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2023.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2023, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	46	CEO, CFO and Chairman

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

ITEM 11. EXECUTIVE COMPENSATION.

Officer’s and Director’s Compensation

Mr. Grogan, our CEO and only executive officer, does not have an employment agreement and is not entitled to receive any compensation for services rendered prior to December 31, 2023. Given the efforts being made by Mr. Grogan on behalf of the Company and the continued growth in our business, the Company intends beginning in 2024 to accrue compensation for his services and, subject to cash availability, to pay such amounts as may accrue in his favor.

Equity Awards

We did not grant Mr. Grogan any equity awards or stock options during the year ended December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding as of the year ended December 31, 2023, nor were there any securities authorized for issuance under equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of March 27, 2024 by (i) any person or group with more than 5% of our common stock, (ii) our sole director, (iii) and our sole officer and director as a “group.”

Except as otherwise indicated, we believe, that each party named in the table below has sole investment and voting power with respect to his shares, subject to community property laws, where applicable. As of March 27, 2024, we had outstanding 10,215,508 shares of common stock and 1,080,092 shares of Series A Preferred Stock and 2,644,424 shares of Series A-2 Preferred Stock. Shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to certain anti-dilution adjustments. Shares of Series A-2 Preferred Stock are convertible into shares of our common stock at a conversion price of $0.16 per share, subject to certain anti-dilution adjustments. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of March 27, 2024, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. The address of Mr. Grogan is c/o of our company at 901 Northpoint Parkway, Suite 302, West Palm Beach, Florida 33407.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Executive Officers:
Troy Grogan[1]	11,397,209	(1)	52.98%
All directors and executive officers as a group (1 person)	11,397,209	(1)	52.98%
Owners of more than 5% of our outstanding shares:
Mercer Street Global Opportunity Fund, LLC	7,659,694	(2)	46.18%

(1)	Includes 3,352,145 shares of common stock, 5,400,460 shares of common stock that may be acquired upon conversion of shares of Series A Preferred Stock and 2,644,424 shares of common stock that may be acquired upon conversion of Series A-2 Convertible Preferred Shares, without giving effect to dividends accrued but not paid.
(2)	Jonathan Juchno is the managing partner of Mercer Street Global Opportunity Fund, LLC, and its principal business address is 1111 Brickell Ave, Ste 2920, Miami, FL 33131. Includes 2,310,000 shares of common stock issuable upon conversion of the Second OID Note, including interest, at a conversion price of $0.20 per share, 3,371,500 shares issuable upon conversion of the First OID Note; 550,000 shares issuable upon exercise of the 2022 Warrants and 930,000 shares of common stock issuable upon exercise of the 2021 Warrants, without giving effect to the blocker described in the next sentence. The Notes and Warrants held by Mercer are subject to beneficial ownership limitations such that the Notes and Warrants may not be converted or exercised, respectively, if it would result in the holder exceeding the beneficial ownership limitation. The beneficial ownership limitation is initially 9.99% and in the case of the Notes may be increased, upon 61 days’ notice to the Company, or in the case of the Notes and Warrants, decreased immediately upon written notice to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our principal executive offices are located at 901 Northpoint Parkway Suite 302, West Palm Beach, FL 33407. We are provided our office space at no cost by an entity related to Troy Grogan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Accell Audit and Compliance, P.A. for the audit of the Registrant’s annual financial statements for the years ended December 31, 2023 and 2022.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Audit fees	$64,500	$55,000

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has not filed reports required under Section 16(a). 3,4, 13D and note no sales?

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit B to the Information Statement on Form 14-C filed June 21, 2021).
3.2	Certificate of Amendment to Certificate of Incorporation to effect Name Change (incorporated herein by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed on April 19, 2022).
3.3	By-Laws (incorporated herein by reference to Exhibit C to the Information Statement on Form 14-C filed June 21, 2021).
4.1	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed on September 5, 2019).
4.2	Certificate of Designation authorizing the issuance of the Series A-2 Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed December 30, 2021).
10.1	Securities Purchase Agreement between QHSLab, Inc. and Mercer Street Global Opportunity Fund, LLC dated July 21, 2022 (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K filed July 29, 2022).
10.2	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 11, 2020).
10.3	Common Stock Purchase Warrant to purchase 550,000 shares issued by QHSLab, Inc. to Mercer Street Global Opportunity Fund, LLC dated July 21, 2022 (incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K filed July 29, 2022).
10.4	Registration Rights Agreement in favor of Mercer Street Global Opportunity Fund, LLC (incorporated herein by reference to Exhibit 10.4 to the Report on Form 8-K filed July 29, 2022).
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Report on Form 10-K filed on March 11, 2021).
19.2	Insider Trading Policy
21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2019).
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer, Chief Financial Officer And Director

Date: March 27, 2024

QHSLAB, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of QHSLab, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QHSLab, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Intangibles

As described in Note 3 to the Company’s consolidated financial statements, the Company evaluates intangible assets with finite lives for impairment when events or changes in circumstances in an impairment may exist and indefinite lives for impairment at least annually or when events or changes in circumstances indicates that an impairment may exist.

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

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2021.

PCAOB Firm ID#3289
Tampa, Florida
March 27, 2024

QHSLab, Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$51,582	$178,694
Accounts receivable, net	71,382	47,734
Inventory	25,181	51,840
Prepaid expenses and other current assets	7,987	7,310
Total current assets	156,132	285,578
Non-current assets:
Capitalized software development costs, net	93,079	167,543
Intangible assets, net	1,432,221	1,504,332
Total assets	$1,681,432	$1,957,453
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$78,907	$85,743
Other current liabilities	196,590	116,774
Loans payable, current portion	546,052	342,391
Convertible notes payable	1,235,500	1,161,918
Total current liabilities	2,057,049	1,706,826
Non-current liabilities:
Loans payable, non-current portion	-	174,382
Total non-current liabilities	-	174,382
Total liabilities	2,057,049	1,881,208

Commitments and contingencies (Note 13)

Stockholders’ (Deficit) Equity:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 9,735,508 and 9,315,508 shares issued and outstanding at December 31, 2023 and 2022, respectively	974	932
Additional paid-in capital	3,606,295	3,589,837
Accumulated deficit	(3,983,258)	(3,514,896)
Total stockholders’ (deficit) equity	(375,617)	76,245
Total liabilities and stockholders’ (deficit) equity	$1,681,432	$1,957,453

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Revenue	$1,408,995	$1,243,186

Cost of revenue	615,388	623,667

Gross profit	793,607	619,519

Operating Expenses:
Sales and marketing	488,537	530,317
General and administrative	259,108	387,512
Research and development	214,008	190,117
Amortization	72,112	72,112
Total Operating Expenses	1,033,765	1,180,058

Net operating loss	(240,158)	(560,539)

Other income (expense)
Interest expense	(230,494)	(433,442)
Other income	2,290	-
Loss on extinguishment of debt	-	(2,020)
Loss before income taxes	(468,362)	(996,001)
Provision on income taxes	-	-
Net loss	$(468,362)	$(996,001)

Basic and diluted net loss per share	$(0.05)	$(0.11)

Weighted average shares outstanding (basic and diluted)	9,416,768	8,997,129

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Years Ended December 31, 2023 and 2022

	Preferred – Stock- Series A		Preferred Stock - Series A-2		Common Stock		Unearned Stock	Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	Equity
Balance at January 1, 2022	1,080,092	$108	2,644,424	$264	8,756,093	$876	$(6,968)	$3,348,681	$(2,518,895)	$824,066
Warrants issued as deferred financing costs	-	-	-	-	-	-	-	81,183	-	81,183
Shares issued for services	-	-	-	-	-	-	6,968	-	-	6,968
Conversion of notes payable	-	-	-	-	309,415	31	-	77,894	-	77,925
Warrants issued with conversion of notes payable	-	-	-	-	-	-	-	2,020	-	2,020
Stock-based compensation expense	-	-	-	-	-	-	-	30,084	-	30,084
Share purchase	-	-	-	-	250,000	25	-	49,975	-	50,000
Net loss	-	-	-	-	-	-	-	-	(996,001)	(996,001)
Balance at December 31, 2022	1,080,092	$108	2,644,424	$264	9,315,508	$932	$-	$3,589,837	$(3,514,896)	$76,245
Stock-based compensation expense	-	-	-	-	-	-	-	6,000	-	6,000
Conversion of notes payable	-	-	-	-	420,000	42	-	10,458	-	10,500
Net loss	-	-	-	-	-	-	-	-	(468,362)	(468,362)
Balance at December 31, 2023	1,080,092	$108	2,644,424	$264	9,735,508	$974	$-	$3,606,295	$(3,983,258)	$(375,617)

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Operating activities
Net loss	$(468,362)	$(996,001)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for doubtful accounts	10,216	8,230
Amortization	146,575	127,959
Amortization of debt and warrant issuance costs	84,082	305,996
Stock-based compensation	6,000	30,084
Shares issued for services	-	6,968
Loss on extinguishment of debt	-	2,020
Changes in operating assets and liabilities:
Accounts receivable	(33,864)	14,510
Inventory	26,659	13,900
Prepaid expenses and other current assets	(677)	15,403
Accounts payable	(6,836)	65,374
Other current liabilities	76,580	54,563
Cash flows from operating activities	(159,627)	(350,994)

Investing activities:
Capitalized software	-	(37,119)
Cash flows from investing activities	-	(37,119)

Financing activities:
Proceeds from sales of common stock	-	50,000
Issuance of convertible notes payable	-	400,000
Proceeds from related-party borrowings	3,236	-
Proceeds of loan borrowings	388,700	239,800
Repayments of loan borrowings	(359,421)	(379,848)
Payment of debt issuance costs	-	(30,000)
Cash flows from financing activities	32,515	279,952

Change in cash	(127,112)	(108,161)
Cash and cash equivalents - beginning of year	178,694	286,855
Cash and cash equivalents - end of period	$51,582	$178,694

Supplemental disclosures of cash flow activity:
Cash paid for interest	$61,295	$71,785
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$10,500	$77,925
Warrants issued in conjunction with convertible note payable	$-	$81,183

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Principles of Consolidation: The consolidated financial statements include the accounts of QHSLab, Inc. and its wholly owned subsidiaries USAQ Corporation, Inc. and Medical Practice Income, Inc. All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and adjusts the reserve for uncollectible balances to represent future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring, The Company had no customers that generated 10% or more of its revenue during 2023. As of December 31, 2023, two customers each comprised greater than 10% of the outstanding accounts receivable balance, one at 12.3% and the other at 10.4%.

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

Capitalized software development costs for internal-use software totaled $93,079 as of December 31, 2023 and $167,543 as of December 31, 2022. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During years ended December 31, 2023 and 2022 there was $74,464 and $55,847 of amortization recognized, respectively. There were no impairments recognized during the years ended December 31, 2023 and December 31, 2022.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the years ended December 31, 2023 and 2022, there were $214,008 and $190,117 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of December 31, 2023 or 2022.

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

The Company has net operating losses of $3,983,258 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. ASU 2016-13 requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables based on historical information, current information and reasonable and supportable forecasts, at each reporting date. The new standard may result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The Company adopted ASU 2016-13 as of January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	December 31, 2023	December 31, 2022
Accounts receivable	$89,827	$55,964
Allowance for doubtful accounts	(18,445)	(8,230)
Accounts receivable, net	$71,382	$47,734

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at December 31, 2023 and 2022:

	Estimated Useful Life (in years)	December 31, 2023	December 31, 2022
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(130,311)	(55,847)
Capitalized software, net		$93,079	$167,543
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(180,279)	(108,168)
Intangible assets, net		$1,432,221	$1,504,332

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the years ended December 31, 2023 and 2022 there was $74,464 and $55,847 of amortization expense, respectively. Amortization related to the QHSLab platform is recorded within cost of revenue on the Company’s consolidated statements of operations. There were no impairments recognized during the years ended December 31, 2023 and 2022.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $72,112 of amortization expense during each of the years ended December 31, 2023 and 2022.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist.  No impairments or changes in useful lives were recognized during the years ended December 31, 2023 and 2022.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, are being paid in 36 equal monthly installments that began in July 2021. The Company has deferred certain principal payments and MedScience has indicated that it would forbear taking any action but reserves all its rights under its agreement. The most recent notice of forbearance was received on February 19, 2024. The combined principal due along with accrued interest as of December 31, 2023 is $396,138 and as of December 31, 2022 was $426,451.

On November 28, 2022, the Company entered into another fixed-fee short-term loan with its merchant bank and received $111,300 in loan proceeds. The loan payable is due in May 2024. The loan was repaid by the merchant bank withholding an agreed-upon percentage of payments they processed on behalf of the Company with a minimum of $13,776 paid every 60 days. As of December 31, 2023 and 2022, the loan balance was $0 and $93,146, respectively.

On April 21, 2023, the Company entered into a fixed-fee short-term loan with its merchant bank and received $162,000 in loan proceeds. The loan was repaid by the merchant bank withholding an agreed-upon percentage of payments they processed on behalf of the Company with a minimum of $20,538 paid every 60 days. The loan payable was due in October 2024 and repaid in full during October 2023.

On October 5, 2023, the Company entered into a fixed-fee short-term loan with its merchant bank and received $226,700 in loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $28,463 paid every 60 days. The loan payable is due in April 2025. As of December 31, 2023, the loan balance is $174,092.

Note 7. Convertible Notes Payable

Convertible notes payable at December 31, 2023 and 2022 consist of the following:

	December 31, 2023	December 31, 2022
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	695,500	706,000
Note 3 – Mercer Note #2	440,000	440,000
	1,235,500	1,246,000
Debt discount and issuance costs	-	(84,082)
	1,235,500	1,161,918
Less: current portion	1,235,500	1,161,918
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2023 at the option of the holder using the same conversion calculation. As of December 31, 2023 and 2022, this Note had $26,521 and $16,521, respectively, of accrued interest.

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

On October 5, 2023, at the request of Mercer Fund, the Company agreed to reduce the conversion price with respect to $10,500 of the amounts payable pursuant to the $806,000 Note to two and one-half ($0.025) cents per share. The balance of the amounts payable pursuant to the $806,000 Note remain convertible into shares of common stock of the Company at a price of twenty ($0.20) cents per share.

On February 19, 2024, the Company received the most recent notice from the manager of Mercer Fund of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under the $806,000 Note and the related documents between the Company and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The $806,000 Note continues to accrue interest at 5%.

As of December 31, 2023, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $695,500, along with associated interest, is recorded with current liabilities on the Company’s consolidated balance sheets. As of December 31, 2023, the $806,000 Note had $87,344 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount. As of December 31, 2022, the $806,000 Note had $52,171 of accrued interest.

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

On February 19, 2024 the Company received the most recent notice from the manager of the Mercer Fund, LLC that it agreed to forebear from exercising any rights it might have as a result of any defaults under the $440,000 Note and the related documents between the Company and the Fund, provided that it reserved all of its rights.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s consolidated balance sheets. As of December 31, 2023, the $440,000 Note had $31,764 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant value and the discount. As of December 31, 2022, the $440,000 Note had $9,764 of accrued interest, total unamortized debt issuance costs of $61,836, including the Warrant value, and the remaining discount of $22,247.

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

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share were determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 as the result would be anti-dilutive.

	Years Ended December 31,
	2023	2022
Stock options	1,100,000	1,100,000
Stock warrants	1,494,854	1,576,647
Total shares excluded from calculation	2,594,854	2,676,647

Note 10. Stock-based Compensation

During the years ended December 31, 2023 and 2022, there was $6,000 and $30,084, respectively, in stock-based compensation associated with stock options included in research and development expense. Additionally, during the same periods there was $0 and $6,968, respectively, of expense associated with shares issued for services recorded in General and administrative expense.

There were no options granted during the years ended December 31, 2023 and 2022. There were no options exercised, forfeited or cancelled during either period.

As of December 31, 2023, all compensation related to the 1,100,000 outstanding options has been recognized. As of December 31, 2022, there was $6,000 of unrecognized compensation related to the 1,100,000 outstanding options which was recognized over a weighted-average period of 3 months. The options were expensed over the vesting period for each Advisor.

Options outstanding at December 31, 2023 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	1,100,000	1,100,000

Warrants outstanding at December 31, 2023 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
February 23, 2022	14,854	14,854	$0.705	February 22, 2024
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	1,494,854	1,494,854

Note 11. Related-Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our majority shareholder, bear no interest and are due on demand. As of December 31, 2023 and 2022 amounts due to related-parties totaled $3,236 and $0, respectively and are included in other current liabilities on the Company’s consolidated balance sheets.

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

The valuation allowance at December 31, 2023 and 2022 was $836,484 and $738,128, respectively. The net change in valuation allowance during the years ended December 31, 2023 and 2022 were $98,356 and $209,160, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. That realization is dependent upon the future generation of taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, the Company has determined that enough uncertainty exists regarding the realization of the deferred tax asset balance to apply a full valuation allowance against these assets as of December 31, 2023 and 2022. All tax years remain open for examination by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2023 and 2022 are as follows:

	For the Years Ended
	December 31,
	2023	2022

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	—	—

The Company has net operating losses of $3,983,258 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Note 13. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2023. The Company has no non-cancellable operating leases.

Note 14. Subsequent Event

On March 4, 2024, Mercer Street Global Opportunity Fund, LLC, converted $10,500 of the principal amount of the $806,000 Secured Convertible Promissory Note issued August 10, 2021, into 420,000 shares of the Company’s common stock at a price of $0.025 per share.

