Form 10-Q
period 2024-03-31
QHSLab, Inc.
filed 2024-05-13
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 13, 2024, the Registrant had 10,215,508 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$66,929	$51,582
Accounts receivable, net	130,889	71,382
Inventory	37,108	25,181
Prepaid expenses and other current assets	7,570	7,987
Total current assets	242,496	156,132
Non-current assets:
Capitalized software development costs, net	74,463	93,079
Intangible assets, net	1,414,192	1,432,221
Total assets	$1,731,151	$1,681,432
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$164,299	$78,907
Other current liabilities	230,967	196,590
Loans payable, current portion	494,527	546,052
Convertible notes payable	1,223,500	1,235,500
Total current liabilities	2,113,293	2,057,049
Total liabilities	2,113,293	2,057,049

Commitments and contingencies (Note 13)

Stockholders’ Deficit:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 10,215,508 and 9,735,508 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,022	974
Additional paid-in capital	3,618,247	3,606,295
Accumulated deficit	(4,001,783)	(3,983,258)
Total stockholders’ deficit	(382,142)	(375,617)
Total liabilities and stockholders’ deficit	$1,731,151	$1,681,432

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Revenue	$488,587	$352,799

Cost of revenue	202,429	165,457

Gross profit	286,158	187,342

Operating expenses:
Sales and marketing	121,946	123,953
General and administrative	89,942	102,572
Research and development	42,638	63,547
Amortization	18,028	18,028
Total operating expenses	272,554	308,100

Net operating income (loss)	13,604	(120,758)

Other income (expense):
Interest expense	(32,129)	(71,797)
Loss before income taxes	(18,525)	(192,555)
Provision on income taxes	-	-

Net loss	$(18,525)	$(192,555)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Weighted average shares outstanding (basic and diluted)	9,877,926	9,315,508

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2024	1,080,092	$108	2,644,424	$264	9,735,508	$974	$3,606,295	$(3,983,258)	$(375,617)
Conversion of notes payable	-	-	-	-	480,000	48	11,952	-	12,000
Net loss	-	-	-	-	-	-	-	(18,525)	(18,525)
Balance at March 31, 2024	1,080,092	$108	2,644,424	$264	10,215,508	$1,022	$3,618,247	$(4,001,783)	$(382,142)

Balance at January 1, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,589,837	$(3,514,896)	$76,245
Stock-based compensation expense	-	-	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	-	-	(192,555)	(192,555)
Balance at March 31, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,595,837	$(3,707,451)	$(110,310)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Operating activities
Net loss	$(18,525)	$(192,555)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	(707)	(3,641)
Amortization	36,645	36,644
Amortization of debt and warrant issuance costs	-	37,277
Stock-based compensation	-	6,000
Changes in net assets and liabilities:
Accounts receivable	(58,800)	(24,864)
Inventory	(11,927)	24,541
Prepaid expenses and other current assets	417	(2,420)
Accounts payable	85,392	101,645
Other current liabilities	24,077	19,075
Cash flows from operating activities	56,572	1,702

Financing activities:
Proceeds from related-party borrowings	10,300	-
Repayments of loan borrowings	(51,525)	(87,317)
Cash flows from financing activities	(41,225)	(87,317)

Net change in cash	15,347	(85,615)
Cash and cash equivalents – beginning of year	51,582	178,694
Cash and cash equivalents - end of period	$66,929	$93,079

Supplemental disclosures of cash flow activity:
Cash paid for interest	$7,117	$11,127
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$12,000	$-

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

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, is highly leveraged and has only recently begun to generate cash from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve increased positive cash flows and profitability and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2023 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during the three-month period ended March 31, 2024. As of March 31, 2024, two customers each comprised greater than 10% of the outstanding accounts receivable balance, one at 16.0% and the other at 11.1%.

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

Capitalized software development costs for internal-use software net of accumulated amortization totaled $74,463 as of March 31, 2024 and $93,079 as of December 31, 2023. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During each of the three-month periods ended March 31, 2024 and 2023, there was $18,616 of amortization recognized. There were no impairments recognized during the three-month period ended March 31, 2024 and the year ended December 31, 2023.

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

Revenue Recognition: Pursuant to ASC Topic 606, Revenue from Contracts with Customers, or “ASC 606”, the Company recognizes revenue upon transfer of control of goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods. The Company does not allow for the return of products and therefore does not establish an allowance for returns.

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

The Company sells allergy diagnostic-related products, immunotherapy treatments, and digital medicine services to physicians. Revenue is recognized once the Company satisfies its performance obligation which occurs at the point in time when title and possession of products have transitioned to the customer, typically upon delivery of the products or services.

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

The Company provides administrative, billing and clinical decision support services utilizing the Company’s internally-developed software. Revenue is recognized each month based on actual services provided during that month.

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

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended March 31, 2024 and 2023, there was $42,638 and $63,547 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2024 or 2023.

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

The Company has net operating loss carry forwards of $2,947,608 which begin to expire in 2026. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to expand disclosures, on an annual and interim basis, about reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on it related disclosures.

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

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	March 31, 2024	December 31, 2023
Accounts receivable	$148,628	$89,827
Allowance for doubtful accounts	(17,739)	(18,445)
Accounts receivable, net	$130,889	$71,382

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at March 31, 2024 and December 31, 2023:

	Estimated Useful Life (in years)	March 31, 2024	December 31, 2023
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(148,927)	(130,311)
Capitalized software, net		$74,463	$93,079
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(198,308)	(180,279)
Intangible assets, net		$1,414,192	$1,432,221

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the three months ended March 31, 2024 and 2023 there was $18,616 of amortization expense. Amortization related to the QHSLab platform is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. There were no impairments recognized during the three-month period ended March 31, 2024 and the year ended December 31, 2023.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization expense during each of the quarters ended March 31, 2024 and 2023.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the three-month period ended March 31, 2024 and the year ended December 31, 2023.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, are being paid in 36 equal monthly installments that began in July 2021. The Company has deferred certain principal payments and MedScience has indicated that it would forbear taking any action but reserves all of its rights under its agreement. The most recent notice of forbearance was received on February 19, 2024. The combined principal due along with accrued interest as of March 31, 2024 is $405,437 and as of December 31, 2023 was $396,138.

On October 5, 2023, the Company entered into a fixed-fee short-term loan with its merchant bank and received $226,700 in loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $28,463 paid every 60 days. The loan payable is due in April 2025. As of March 31, 2024 and December 31, 2023, the loan balance was $122,567 and $174,092, respectively, and is all recorded in current liabilities on the condensed consolidated balance sheets.

Note 7. Convertible Notes Payable

Convertible notes payable at March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	683,500	695,500
Note 3 – Mercer Note #2	440,000	440,000
	1,223,500	1,235,500
Debt discount and issuance costs	-	-
	1,223,500	1,235,500
Less: current portion	1,223,500	1,235,500
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1), the terms and conditions of which may not be indicative of what a third-party investor may agree to. The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023 and further extended to December 31, 2024 during the quarter ended March 31, 2024. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2024 at the option of the holder using the same conversion calculation. As of March 31, 2024 and December 31, 2023, this note had $29,014 and $26,521, respectively, of accrued interest, which is included within other current liabilities on the condensed consolidated balance sheets.

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

On November 11, 2021, Mercer Street Global Opportunity Fund, LLC (“Mercer Fund”), converted $50,000 of the principal amount of the $806,000 Note, into 76,923 shares of the Company’s common stock at a price of $0.65 per share.

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

On March 4, 2024, at the request of Mercer Fund, the Company agreed to reduce the conversion price with respect to $12,000 of the amounts payable pursuant to the $806,000 Note to two and one-half ($0.025) cents per share. The balance of the amounts payable pursuant to the $806,000 Note remain convertible into shares of common stock of the Company at a price of twenty ($0.20) cents per share.

On February 19, 2024, the Company received the most recent notice from the manager of Mercer Fund of its agreement to forbear from the exercise of any rights it might have as a result of any defaults under the $806,000 Note and the related documents between the Company and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The $806,000 Note continues to accrue interest at 5%.

As of March 31, 2024, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $683,500, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2024, the $806,000 Note had $95,970 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount. As of December 31, 2023, the $806,000 Note had $87,344 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant and the remaining discount.

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

On February 19, 2024 the Company received the most recent notice from the manager of the Mercer Fund, LLC that it agreed to forbear from exercising any rights it might have as a result of any defaults under the $440,000 Note and the related documents between the Company and the Fund, provided that it reserved all of its rights.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2024, the $440,000 Note had $37,249 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant value and the remaining discount. As of December 31, 2023, the $440,000 Note had $31,764 of accrued interest, total unamortized debt issuance costs of $0, including the Warrant value and the discount.

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

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share were determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the quarters ended March 31, 2024 and 2023 as the result would be anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Stock options	1,100,000	1,100,000
Stock warrants	1,480,000	1,560,747
Total shares excluded from calculation	2,580,000	2,660,747

Note 10. Stock-based Compensation

During the three-month periods ended March 31, 2024 and 2023, there was $0 and $6,000, respectively, in stock-based compensation associated with stock options included in research and development expense.

There were no options exercised, forfeited or cancelled during the period. During the three-month periods ended March 31, 2024 and 2023 there were no options granted.

As of March 31, 2023, all compensation related to 1,100,000 outstanding options has been recognized. The options were expensed over the vesting period for each Advisor.

Options outstanding at March 31, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	1,100,000	1,100,000

Warrants outstanding at March 31, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	1,480,000	1,480,000

During the quarter ended March 31, 2024, 14,854 outstanding warrants expired.

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our principal shareholder, bear no interest and are due on demand. These terms and conditions of which may not be indicative of what a third-party investor may agree to. As of March 31, 2024 and December 31, 2023 amounts due to related-parties totaled $13,536 and $3,236, respectively and are included in other current liabilities on the Company’s condensed consolidated balance sheets.

Convertible notes payable, related party: See Note 7.

Note 12. Income Taxes

For the three-month period ended March 31, 2024 and the year ended December 31, 2023, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

Note 13. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2024. The Company has no non-cancellable operating leases.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2023 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a medical device technology and software as a service (“SaaS”) company focused on enabling primary care physicians (“PCPs”) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics. Our virtual and point of care solutions also support non face to face clinical decision making and remote patient monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

Increasingly, regulators and insurance companies have come to recognize what health care technologists have been saying for nearly 17 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. More health insurers have realized that AI enabled digital medicine technologies such as those provided through QHSLab can provide the necessary encounters to foster patient compliance in between visits to a physician.

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

Results of Operations during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab platform software that provides clinical decision support and patient assessments for numerous chronic conditions seen in primary care settings including allergy, asthma, mental health, obesity and chronic pain for example. During the fourth quarter of 2022, we began entering into Integrated Service Program (“ISP”) agreements to provide physicians’ offices with agreed-upon clinical decision support, digital health assessments, administrative, and billing services utilizing our QHSLab platform software.

For the period ended March 31, 2024, we generated revenues of $488,587 compared to $352,799 of revenues for the period ended March 31, 2023. The increase in revenues for the period ended March 31, 2024, is attributed to a 268% increase in revenues generated from ISP services to $127,004 compared to $34,467 in the first quarter of 2023. Revenues in the first quarter 2024 were also driven by a 21% increase in sales of Allergy Diagnostic Kits to $237,066 compared to $195,507 in the first quarter of 2023.

Our revenues consisted of the following:

	For the Three Months Ended
	March 31,
	2024	2023
Allergy Diagnostic Kit Sales	$237,066	$195,507
Immunotherapy Treatment Sales	86,325	93,474
Subscription Revenue	18,370	20,461
Integrated Service Program	127,004	34,467
Training and Other Revenue	9,863	-
Shipping and handling	9,959	8,890
Total revenue	$488,587	$352,799

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to our ISP sales.

For the three months ended March 31, 2024 and 2023, cost of revenues was $202,429 and $165,457, respectively.

The Company generated a gross profit of $286,158 during the three months ended March 31, 2024 compared to $187,342 for the three months ended March 31, 2023. Gross margin increased from 53.1% during the three months ended March 31, 2023 to 58.6% for the three months ended March 31, 2024. The increase in gross margin was attributable to a combination of changes in the product mix including the growth of ISP revenue and improved cost structure since the acquisition of intangible assets from MedScience and synergies across our core product lines.

As we continue to introduce new products at an early stage in our development cycle, the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants. For the three months ended March 31, 2024, sales and marketing expenses totaled $121,946 compared to $123,953 for the three months ended March 31, 2023.

The slight decreases in sales and marketing expenses for the period ended March 31, 2024 compared to the same period in 2023 relate primarily to a decrease in third-party marketing expenses partially offset by an increase in payroll-related expenses as more work was being performed by our internal sales and marketing personnel and 2023 included a significant marketing spend in connection with the initial promotion of ISP and Subscription Revenue products. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended March 31, 2024, general and administrative expenses totaled $89,942, a decrease of $12,630, compared to $102,572 for the three months ended March 31, 2023. The decrease is primarily due to decreased fees associated with investor relations and management consulting services partially offset by increases in sales processing and cloud related hosting fees.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended March 31, 2024, R&D expenses totaled $42,638, a decrease of $20,909 compared to $63,547 for the three months ended March 31, 2023.

The decreases in R&D expenses for the period ended March 31, 2024, as compared to 2023, were driven by a reduction in R&D consulting expenses as the focus of our resources shifted to the commercialization of our QHSLab platform software. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Income and Expense

For the three months ended March 31, 2024, interest expense decreased by $39,668 to $32,129 from $71,797 for the three months ended March 31, 2023. The decrease was due to timing of the amortization of debt issuance costs including legal fees and warrants issued in connection with certain of our convertible notes payable. Interest expense during the first quarter of 2024 included only interest on the outstanding debt balance as all debt issuance costs including legal fees and warrants issued in connection with the second Mercer note issued in July 2022 (“Second OID Note”) and the first Mercer note issued in August 2021 (“First OID Note”) were fully amortized by the end of 2023. The amortization of those costs, which are non-cash expenses, during the quarter ended March 31, 2023 totaled $27,415, or 38% of the interest expense during the quarter.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2024, we had current assets totaling $242,496, including $66,929 of cash, $130,889 of accounts receivable, $37,108 of inventory, and $7,570 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,113,293 consisting of $164,299 in accounts payable, $230,967 in other current liabilities and $1,718,027 representing the current portions of outstanding loans and convertible notes. There were no long-term liabilities on our balance sheet as the entirety of our loans payable are included in current liabilities.

On December 31, 2023, we had current assets totaling $156,132, including $51,582 of cash, $71,382 of accounts receivable, $25,181 of inventory, and $7,987 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,057,049 consisting of $78,907 in accounts payable, $196,590 in other current liabilities and $1,781,552 representing the current portions of outstanding loans and convertible notes. There were no long-term liabilities on our balance sheet as the entirety of our loans payable are included in current liabilities.

We generated cash flows of $56,572 and $1,702 from operations during the three-month periods ending March 31, 2024 and 2023, respectively.

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

We are currently in default of our obligations under the First OID Note and the Second OID Note. On February 19, 2024, the Company received the most recent notice from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of the First and Second OID Notes, that it agreed to forbear from exercising any rights it might have as a result of any defaults under the First OID Note, the Second OID Note and the related documents between the Company and the Fund, provided that it reserved all of its rights.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $4,001,783 at March 31, 2024, generated net losses of $18,525 and $468,362 for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively, and generated cash from operations of $56,572 in the quarter ended March 31, 2024, and used $159,627 of cash in operations in the year ended December 31, 2023. We are currently in default of our obligations under our OID Notes and the note incurred to acquire assets related to our AllergiEnd® products. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our working capital requirements are expected to increase in line with the growth of our business. We will remain highly leveraged as we seek to expand our business. Existing working capital, anticipated cash flows and the proceeds from accounts receivable and inventory financing are expected to be adequate to fund our operations over the next twelve months. If necessary, we would seek to supplement such amounts through the issuance of debt or equity.

In addition to satisfying our working capital needs, we must begin to make payments on or otherwise satisfy our outstanding indebtedness to avoid continued growth in the amount of accrued interest and penalties, and to retain the support of our lenders. Any effort to restructure existing indebtedness through agreements with our current lenders to allow us to increase the amount we can devote to expanding our operations will require the consent of our current lenders and likely would require the issuance of additional debt or equity securities. Should we seek to raise additional capital to satisfy our lenders, there is no assurance sufficient amounts will be available.

While we are focused on our business, we intend to continually explore our options to raise additional capital or, when available, borrow additional funds on terms which we believe are favorable to us. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders, could require the issuance of equity securities at prices we believe are below our true value and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional borrowings could require that we grant the lenders a security interest or other rights that impede our ability to operate as we deem best for our shareholders. Further, any default under a loan agreement could result in an action which could force us to seek bankruptcy protection. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to maintain or expand our existing operations, take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business and adversely impact our financial results.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as wars in the Ukraine and Israel, increases in inflation and other risks detailed in the risk factors sections detailed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2024, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	May 13, 2024

