Form 10-Q
period 2024-06-30
QHSLab, Inc.
filed 2024-08-14
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 14, 2024, the Registrant had 10,493,452 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$104,200	$51,582
Accounts receivable, net	131,546	71,382
Inventory	6,217	25,181
Prepaid expenses and other current assets	4,200	7,987
Total current assets	246,163	156,132
Non-current assets:
Capitalized software development costs, net	55,848	93,079
Intangible assets, net	1,396,164	1,432,221
Total assets	$1,698,175	$1,681,432
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$191,907	$78,907
Other current liabilities	223,391	196,590
Loans payable, current portion	444,409	546,052
Convertible notes payable	1,223,500	1,235,500
Total current liabilities	2,083,207	2,057,049
Total liabilities	2,083,207	2,057,049

Commitments and contingencies (Note 13)

Stockholders’ Deficit:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 10,493,452 and 9,735,508 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,049	974
Additional paid-in capital	3,677,455	3,606,295
Accumulated deficit	(4,063,908)	(3,983,258)
Total stockholders’ deficit	(385,032)	(375,617)
Total liabilities and stockholders’ deficit	$1,698,175	$1,681,432

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$473,073	$404,769	$961,660	$757,568

Cost of revenue	178,628	177,941	381,057	343,398

Gross profit	294,445	226,828	580,603	414,170

Operating expenses:
Sales and marketing	134,183	128,084	256,129	252,036
General and administrative	47,455	55,950	137,397	158,522
Research and development	64,812	60,522	107,450	124,070
Amortization	18,028	18,028	36,056	36,056
Total Operating expenses	264,478	262,584	537,032	570,684

Net operating income (loss)	29,967	(35,756)	43,571	(156,514)

Interest expense	(32,857)	(71,890)	(64,986)	(143,687)
Other income	-	919	-	919
Net loss	$(2,890)	$(106,727)	$(21,415)	$(299,282)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding: (Basic and diluted)	10,218,562	9,315,508	10,048,244	9,315,508

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2024	1,080,092	$108	2,644,424	$264	9,735,508	$974	$3,606,295	$(3,983,258)	$(375,617)
Conversion of notes payable	-	-	-	-	480,000	48	11,952	-	12,000
Net loss	-	-	-	-	-	-	-	(18,525)	(18,525)
Balance at March 31, 2024	1,080,092	$108	2,644,424	$264	10,215,508	$1,022	$3,618,247	$(4,001,783)	$(382,142)
Common stock dividend on A-2 Preferred Shares	-	-	-	-	277,944	27	59,208	(59,235)	-
Net loss	-	-	-	-	-	-	-	(2,890)	(2,890)
Balance at June 30, 2024	1,080,092	$108	2,644,424	$264	10,493,452	$1,049	$3,677,455	$(4,063,908)	$(385,032)

Balance at January 1, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,589,837	$(3,514,896)	$76,245
Stock-based compensation expense	-	-	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	-	-	(192,555)	(192,555)
Balance at March 31, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,595,837	$(3,707,451)	$(110,310)
Net loss								(106,727)	(106,727)
Balance at June 30, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,595,837	$(3,814,178)	$(217,037)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Operating activities
Net loss	$(21,415)	$(299,282)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	(707)	1,618
Amortization	73,288	73,288
Amortization of debt and warrant issuance costs	-	74,969
Stock-based compensation	-	6,000
Changes in net assets and liabilities:
Accounts receivable	(59,457)	(55,571)
Inventory	18,964	16,989
Prepaid expenses and other current assets	3,787	2,980
Accounts payable	113,000	116,874
Other current liabilities	16,501	24,604
Cash flows from operating activities	143,961	(37,531)

Financing activities:
Proceeds from related-party borrowings	10,300	162,000
Repayments of loan borrowings	(101,643)	(194,316)
Cash flows from financing activities	(91,343)	(32,316)

Net change in cash	52,618	(69,847)
Cash and cash equivalents – beginning of year	51,582	178,694
Cash and cash equivalents - end of period	$104,200	$108,847

Supplemental disclosures of cash flow activity:
Cash paid for interest	$44,047	$26,824
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$12,000	$-
Common stock dividends on A-2 preferred shares	$59,235

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

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2023 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during the six-month period ended June 30, 2024 and no customers that comprised greater than 10% of the outstanding accounts receivable balance as of June 30, 2024.

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

Capitalized software development costs for internal-use software net of accumulated amortization totaled $55,848 as of June 30, 2024 and $93,079 as of December 31, 2023. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During each of the three-month periods ended June 30, 2024 and 2023, there was $18,616 of amortization recognized and there was $37,231 of amortization recognized during each of the six-month periods ended June 30, 2024 and 2023. There were no impairments recognized during the six-month period ended June 30, 2024 and the year ended December 31, 2023.

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

The Company’s revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Allergy Diagnostic Kit Sales	$190,994	$192,319	$428,060	$387,826
Immunotherapy Treatment Sales	92,482	105,296	178,807	198,770
Subscription Revenue	14,339	18,951	32,709	39,412
Integrated Service Program	160,448	78,737	287,452	113,204
Training and other revenue	5,949	-	15,812	-
Shipping and handling	8,861	9,466	18,820	18,356
Total revenue	$473,073	$404,769	$961,660	$757,568

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended June 30, 2024 and 2023, there was $64,812 and $60,522 of research and development expenses incurred, respectively. For the six months ended June 30, 2024 and 2023, there was $107,450 and $124,070 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2024 or 2023.

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

The Company has net operating loss carry forwards of $4,063,908 which begin to expire in 2026. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to expand disclosures, on an annual and interim basis, about reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of ASU 2023-07 had no impact on the Company’s financial statements.

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

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	June 30, 2024	December 31, 2023
Accounts receivable	$149,285	$89,827
Allowance for doubtful accounts	(17,739)	(18,445)
Accounts receivable, net	$131,546	$71,382

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at June 30, 2024 and December 31, 2023:

	Estimated Useful Life (in years)	June 30, 2024	December 31, 2023
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(167,542)	(130,311)
Capitalized software, net		$55,848	$93,079
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(216,336)	(180,279)
Intangible assets, net		$1,396,164	$1,432,221

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. Amortization related to the QHSLab platform was $18,616 respectively for the three-month periods ended June 30, 2024 and 2023, respectively, and is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. Amortization was $37,231 respectively for the six-month periods ended June 30, 2024 and 2023, respectively. There were no impairments recognized during the six-month period ended June 30, 2024 and the year ended December 31, 2023.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization during each of the three-month periods ended June 30, 2024 and 2023 and $36,056 of amortization expense during each of the six-month periods ended June 30, 2024 and 2023.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the six-month period ended June 30, 2024 and the year ended December 31, 2023.

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

The Promissory Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase to predetermined interest rate defined in the Promissory Note. The Company has deferred certain principal payments and MedScience has indicated that it would forbear taking any action but reserves all of its rights under its agreement. The most recent notice of forbearance was received on February 19, 2024. The combined principal due along with accrued interest as of June 30, 2024 is $414,632 and as of December 31, 2023 was $396,138, without giving effect to additional interest of $21,336 and $11,969, respectively, which MedScience may demand as a result of the failure to make payments on the due date provided in the Promissory Note.

On October 5, 2023, the Company entered into a fixed-fee short-term loan with its merchant bank and received $226,700 in loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $28,463 paid every 60 days. The loan payable is due in April 2025. As of June 30, 2024 and December 31, 2023, the loan balance was $72,449 and $174,092, respectively, and is all recorded in current liabilities on the condensed consolidated balance sheets.

Note 7. Convertible Notes Payable

Convertible notes payable at June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	683,500	695,500
Note 3 – Mercer Note #2	440,000	440,000
	1,223,500	1,235,500
Debt discount and issuance costs	-	-
	1,223,500	1,235,500
Less: current portion	1,223,500	1,235,500
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1), the terms and conditions of which may not be indicative of what a third-party investor may agree to. The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023 and further extended to December 31, 2024 during the quarter ended March 31, 2024. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2024 at the option of the holder using the same conversion calculation. As of June 30, 2024 and December 31, 2023, this note had $31,507 and $26,521, respectively, of accrued interest, which is included within other current liabilities on the condensed consolidated balance sheets.

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

The $806,000 Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase during the continuance of the default to a Default Interest Rate defined in the $806,000 Note. Additionally, all outstanding amounts would be paid at the holder’s discretion at a Mandatory Default Amount also defined in the $806,000 Note.

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

As of June 30, 2024, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. As of June 30, 2024, and December 31, 2023, total unamortized debt issuance costs were $0 and $0, including the Warrant expense and the remaining debt discount. The remaining principal balance of $683,500, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. After giving effect to payments totaling $30,000 made during the quarter ended June 30, 2024, as of June 30, 2024 and December 31, 2023, the $806,000 Note had $74,490 and $87,344, respectively, of accrued interest, without giving effect to additional interest and penalties of $377,826 and $139,603, respectively, which Mercer may demand as a result of the Company’s defaults under the terms of the $806,000 Note.

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

The $440,000 Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. The $440,000 Note provides further that the Company will be liable to the Mercer Fund for various amounts, including the cost of a buy-in, if the Company shall default in its obligation to register the shares issuable upon conversion of the $440,000 Note for sale by the Mercer Fund under the Securities Act or otherwise fails to facilitate Buyer’s sale of the shares issuable upon conversion of the $440,000 Note as required by the terms of the $440,000 Note. In the event of a default, the interest rate on the outstanding principal would increase during the continuance of the default to a Default Interest Rate defined in the $440,000 Note. Additionally, all outstanding amounts would be paid at the holder’s discretion at a Mandatory Default Amount also defined in the $440,000 Note.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s condensed consolidated balance sheets. As of June 30, 2024, and December 31, 2023, without giving effect to additional interest and penalties of $167,452 and $27,988 which Mercer may demand as a result of the Company’s default under the terms of the $440,000 Note, the $440,000 Note had $42,734 and $31,764 respectively of accrued interest.

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

As of June 30, 2024, the holders of the series A-2 Preferred Stock had received 277,944 shares of common stock in satisfaction of dividends accrued through December 31, 2023.

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share were determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the six month periods ended June 30, 2024 and 2023 as the result would be anti-dilutive.

	Six Months Ended June 30,
	2024	2023
Stock options	1,100,000	1,100,000
Stock warrants	1,480,000	1,560,747
Total shares excluded from calculation	2,580,000	2,660,747

Note 10. Stock-based Compensation

During the six-month periods ended June 30, 2024 and 2023, there was $0 and $6,000, respectively, in stock-based compensation associated with stock options included in research and development expense.

There were no options exercised, forfeited or cancelled during the period. During the six-month periods ended June 30, 2024 and 2023 there were no options granted.

As of June 30, 2024, all compensation related to 1,100,000 outstanding options has been recognized. The options were expensed over their respective vesting periods.

Options outstanding at June 30, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	1,100,000	1,100,000

Warrants outstanding at June 30, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 10, 2021	930,000	930,000	$1.25	August 9, 2024
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	1,480,000	1,480,000

During the six months ended June 30, 2024, 14,854 outstanding warrants expired.

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our principal shareholder, bear no interest and are due on demand. These terms and conditions may not be indicative of what a third-party investor may agree to. As of June 30, 2024 and December 31, 2023 amounts due to related-parties totaled $13,536 and $3,236, respectively and are included in other current liabilities on the Company’s condensed consolidated balance sheets.

Convertible notes payable, related party: See Note 7.

Note 12. Income Taxes

For the six month period ended June 30, 2024 and the year ended December 31, 2023, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

Note 13. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2024. The Company has no non-cancellable operating leases.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2023 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Results of Operations during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab platform software that provides clinical decision support and patient assessments for numerous chronic conditions seen in primary care settings including allergy, asthma, anxiety, depression, and chronic pain for example. During the fourth quarter of 2022, we began entering into Integrated Service Program (“ISP”) agreements to provide physicians’ offices with agreed-upon clinical decision support, digital health assessments, administrative, and billing services utilizing our QHSLab platform software.

For the three months ended June 30, 2024, we generated revenues of $473,073 compared to $404,769 of revenues for the three months ended June 30, 2023 which was driven by a 104% increase in our ISP revenues during the period

For the six months ended June 30, 2024, we generated revenues of $961,660 compared to $757,568 of revenues for the six months ended June 30, 2023. The increase in revenues in the first half of 2024 were attributed to a 154% increase in revenues generated from ISP services to $287,452 compared to $113,204 during the first half of 2023. Revenues for the first two quarters of 2024 were also driven by a 10% increase in sales of Allergy Diagnostic Kits to $428,060 compared to $387,826 for the six months ended June 30, 2023.

Our revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Allergy Diagnostic Kit Sales	$190,994	$192,319	$428,060	$387,826
Immunotherapy Treatment Sales	92,482	105,296	178,807	198,770
Subscription Revenue	14,339	18,951	32,709	39,412
Integrated Service Program	160,448	78,737	287,452	113,204
Training and other revenue	5,949	-	15,812	-
Shipping and handling	8,861	9,466	18,820	18,356
Total revenue	$473,073	$404,769	$961,660	$757,568

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to our ISP sales.

For the three months ended June 30, 2024 and 2023, cost of revenues was $178,628 and $177,941, respectively.

The Company generated a gross profit of $294,445 during the three months ended June 30, 2024 compared to $226,828 for the three months ended June 30, 2023. Gross margin improved to 62.2% for the quarter compared to 56.0% during the three months ended June 30, 2023.

For the six months ended June 30, 2024 and 2023, cost of revenues was $381,057 and $343,398, respectively.

The Company generated a gross profit of $580,603 during the six months ended June 30, 2024 compared to $414,170 for the six months ended June 30, 2023. Gross margin increased from 54.7% during the six months ended June 30, 2023 to 60.4% during the six months ended June 30, 2024. The increase in gross margin for both the three and six-month periods ended June 30, 2024 was attributable to a combination of changes in the product mix including the growth of ISP revenue and improved cost structure since the acquisition of intangible assets from MedScience and synergies across our core product lines.

As we continue to introduce new products at an early stage in our development cycle, the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants. For the three months ended June 30, 2024, sales and marketing expenses totaled $134,183 compared to $128,084 for the three months ended June 30, 2023.

For the six months ended June 30, 2024, sales and marketing expenses totaled $256,129 compared to $252,036 for the six months ended June 30, 2023.

The slight increases in sales and marketing expenses for the period ended June 30, 2024 compared to the same period in 2023 relate primarily to increases in marketing expenses and payroll-related expenses as we are investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to continue to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended June 30, 2024, general and administrative expenses totaled $47,455, a decrease of $8,495, compared to $55,950 for the three months ended June 30, 2023.

For the six months ended June 30, 2024, general and administrative expenses totaled $137,397 a decrease of $21,125, compared to $158,522 for the six months ended June 30, 2023.

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

For the three months ended June 30, 2024, R&D expenses totaled $64,812 which is an increase of $4,290 compared to $60,522 for the three months ended June 30, 2023.

For the six months ended June 30, 2024, R&D expenses totaled $107,450 which is a decrease of $16,620 compared to $124,070 for the six months ended June 30, 2023.

The increase in R&D expenses for the quarter ended June 30, 2024, as compared to 2023, was driven by an increase in software development expenses as we continue to expand the commercialization of our QHSLab platform software. The decrease in R&D expenses for the six months ended June 30, 2024 compared to 2023 is driven by the reduction in R&D consulting expenses partially offset by an increase in software development expenses as the focus of our resources shifted to the commercialization of our QHSLab platform software. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Income and Expense

For the three months ended June 30, 2024, interest expense decreased by $39,033 to $32,857 from $71,890 for the three months ended June 30, 2023. For the six months ended June 30, 2024, interest expense decreased by $78,701 to $64,986 from $143,687 for the six months ended June 30, 2023.

The decrease was due to timing of the amortization of debt issuance costs including legal fees and warrants issued in connection with certain of our convertible notes payable. Interest expense during the first half of 2024 included only interest on the outstanding debt balance as all debt issuance costs including legal fees and warrants issued in connection with the second Mercer note issued in July 2022 (“Second OID Note”) and the first Mercer note issued in August 2021 (“First OID Note”) were fully amortized by the end of 2023. The amortization of those costs, which are non-cash expenses, during the three months ended June 30, 2023 totaled $27,719, or 39% of interest expense during the quarter and $55,134, or 38% during the six months ended June 30, 2023.

Other income for both the three and six months ended June 30, 2024 was $0 compared to $919 for both the three and six months ended June 30, 2023 which was related to the redemption of awards on a credit card.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2024, we had current assets totaling $246,163, including $104,200 of cash, $131,546 of accounts receivable, $6,217 of inventory, and $4,200 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,083,207 consisting of $191,907 in accounts payable, $223,391 in other current liabilities and $1,667,909 representing the current portions of outstanding loans and convertible notes. There were no long-term liabilities on our balance sheet as the entirety of our loans payable are included in current liabilities.

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

We generated cash flows of $143,961 from operations during the six-month period ending June 30, 2024, we used cash of $37,531 in operations during the same period ending June 30, 2023.

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

We are currently in default of our obligations under the First OID Note and the Second OID Note. On February 19, 2024, we received the most recent notice from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of the First and Second OID Notes, that it agreed to forbear from exercising any rights it might have as a result of any defaults under the First OID Note, the Second OID Note and the related documents between us and the Fund, provided that it reserved all of its rights. Amounts accrued as interest under the First and Second OID Notes do not include interest and penalties which would be payable if the Fund elects to exercise its rights under the default provisions of the Notes.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $4,063,908 at June 30, 2024, generated net losses of $21,415 and $468,362 for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively, and generated cash from operations of $143,961 in the six months ended June 30, 2024, and used $159,627 of cash in operations in the year ended December 31, 2023. We are currently in default of our obligations under our OID Notes and the note incurred to acquire assets related to our AllergiEnd® products. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our working capital requirements are expected to increase in line with the growth of our business. We will remain highly leveraged as we seek to expand our business. Existing working capital and anticipated cash flows are expected to be adequate to fund our operations over the next twelve months. If necessary, we would seek to supplement such amounts through the issuance of debt or equity.

In addition to using our cash to satisfy our working capital needs, we have begun to make payments on our outstanding indebtedness to avoid continued growth in the amount of accrued interest and penalties, and to retain the support of our lenders. While the holders of our First and Second OID Notes and MedScience have agreed to forbear from exercising their rights as a result of our defaults at this time, there is no guarantee they will continue to do so. If they elect to exercise their rights, the amount of accrued interest and penalties owed under the agreements will substantially increase. Further, should they demand immediate payment of all amounts currently due and, in the case of Mercer, exercise its rights under its Security Agreements, it would have a material adverse effect on our business and jeopardize our ability to continue operations. Any future effort to restructure existing indebtedness through agreements with our current lenders to allow us to increase the amount we can devote to expanding our operations will require the consent of our current lenders and likely would require the issuance of additional debt or equity securities. Should we seek to raise additional capital to satisfy our lenders, there is no assurance sufficient amounts will be available.

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

As of June 30, 2024, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit B to the Information Statement on Form 14-C filed June 21, 2021)

3.2	By-Laws (incorporated herein by reference to Exhibit C to the Information Statement on Form 14-C filed June 21, 2021).

4.1	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit D to the Information Statement on Form 14-C filed June 21, 2021)

4.2	Certificate of Designation authorizing the issuance of the Series A-2 Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed December 30, 2021)

31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 14, 2024

