Form 10-Q
period 2024-09-30
QHSLab, Inc.
filed 2024-11-13
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 13, 2024, the Registrant had 10,593,452 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$95,945	$51,582
Accounts receivable, net	198,221	71,382
Inventory	40,033	25,181
Prepaid expenses and other current assets	15,075	7,987
Total current assets	349,274	156,132
Non-current assets:
Capitalized software development costs, net	37,232	93,079
Intangible assets, net	1,378,137	1,432,221
Total assets	$1,764,643	$1,681,432
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$243,143	$78,907
Other current liabilities	140,539	196,590
Loans payable, current portion	482,668	546,052
Convertible notes payable	1,223,500	1,235,500
Total current liabilities	2,089,850	2,057,049
Non-current Liabilities:
Loans payable, non-current portion	10,060	-
Total non-current liabilities	10,060	-
Total liabilities	2,099,910	2,057,049

Commitments and contingencies (Note 13)

Stockholders’ Deficit:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 10,493,452 and 9,735,508 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,049	974
Additional paid-in capital	3,677,455	3,606,295
Accumulated deficit	(4,014,143)	(3,983,258)
Total stockholders’ deficit	(335,267)	(375,617)
Total liabilities and stockholders’ deficit	$1,764,643	$1,681,432

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$544,285	$336,407	$1,505,945	$1,093,974

Cost of revenue	179,152	146,897	560,209	490,294

Gross profit	365,133	189,510	945,736	603,680

Operating expenses:
Sales and marketing	122,816	114,019	378,946	366,055
General and administrative	55,699	47,277	193,096	205,799
Research and development	79,500	45,419	186,949	169,489
Amortization	18,028	18,028	54,084	54,084
Total Operating expenses	276,043	224,743	813,075	795,427

Net operating income (loss)	89,090	(35,233)	132,661	(191,747)

Other income and (expense):
Interest expense	(39,325)	(48,581)	(104,311)	(192,268)
Other income	-	1,371	-	2,290
Net income (loss)	$49,765	$(82,443)	$28,350	$(381,725)

Basic net income (loss) per share	$0.00	$(0.01)	$0.00	$(0.04)
Diluted net income (loss) per share	$0.00	$(0.01)	$0.00	$(0.04)

Weighted average shares outstanding:
Basic	10,493,452	9,315,508	10,197,730	9,315,508
Diluted	18,538,336	9,315,508	18,242,614	9,315,508

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2024	1,080,092	$108	2,644,424	$264	9,735,508	$974	$3,606,295	$(3,983,258)	$(375,617)
Conversion of notes payable	-	-	-	-	480,000	48	11,952	-	12,000
Net loss	-	-	-	-	-	-	-	(18,525)	(18,525)
Balance at March 31, 2024	1,080,092	$108	2,644,424	$264	10,215,508	$1,022	$3,618,247	$(4,001,783)	$(382,142)
Common stock dividend on A-2 Preferred Shares	-	-	-	-	277,944	27	59,208	(59,235)	-
Net loss	-	-	-	-	-	-	-	(2,890)	(2,890)
Balance at June 30, 2024	1,080,092	$108	2,644,424	$264	10,493,452	$1,049	$3,677,455	$(4,063,908)	$(385,032)
Net income	-	-	-	-	-	-	-	49,765	49,765
Balance at September 20. 2024	1,080,092	$108	2,644,424	$264	10,493,452	$1,049	$3,677,455	$(4,014,143)	$(335,267)

Balance at January 1, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,589,837	$(3,514,896)	$76,245
Stock-based compensation expense	-	-	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	-	-	(192,555)	(192,555)
Balance at March 31, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,595,837	$(3,707,451)	$(110,310)

Net loss	—	—	—	—	—	—	—	(106,727)	(106,727)
Balance at June 30, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,595,837	$(3,814,178)	$(217,037)
Net loss	-	-	-	-	-	-	-	(82,443)	(82,443)
Balance at September 20, 2023	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,595,837	$(3,896,621)	$(299,480)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Operating activities
Net income (loss)	$28,350	$(381,725)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Allowance for doubtful accounts	4,278	5,992
Amortization	109,931	109,932
Amortization of debt and warrant issuance costs	-	84,082
Stock-based compensation	-	6,000
Changes in operating assets and liabilities:
Accounts receivable	(131,117)	(41,808)
Inventory	(14,852)	12,886
Prepaid expenses and other current assets	(7,088)	3,064
Accounts payable	164,236	134,494
Other current liabilities	(66,351)	42,621
Cash flows from operating activities	87,387	(24,462)

Financing activities:
Proceeds from related-party borrowings	10,300	-
Proceeds of loan borrowings	146,500	162,000
Repayments of loan borrowings	(199,824)	(265,992)
Cash flows from financing activities	(43,024)	(103,992)

Change in cash	44,363	(128,454)
Cash and cash equivalents – beginning of year	51,582	178,694
Cash and cash equivalents - end of period	$95,945	$50,240

Supplemental disclosures of cash flow activity:
Cash paid for interest	$149,567	$36,930
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$12,000	$-
Common stock dividends on A-2 preferred shares	$59,235	$-

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

Note 2. Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has only recently operated profitably, is highly leveraged and has only recently begun to generate cash from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve increased positive cash flows and profitability and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2023 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Accounting Policies

Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of QHSLab, Inc. and its wholly owned subsidiaries USAQ Corporation, Inc., and Medical Practice Income, Inc. All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during the nine-month period ended September 30, 2024 and one customer that comprised greater than 10% of the outstanding accounts receivable balance as of September 30, 2024.

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

Capitalized software development costs for internal-use software net of accumulated amortization totaled $37,232 as of September 30, 2024 and $93,079 as of December 31, 2023. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software.

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

Convertible Notes Payable: The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It also removes certain settlement conditions that were required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation for convertible instruments. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Revenue Recognition: Pursuant to ASC Topic 606, Revenue from Contracts with Customers, or “ASC 606”, the Company recognizes revenue upon transfer of control of goods or completion of performance obligations, in an amount that reflects the consideration that is expected to be received in exchange for those goods and services. The Company does not allow for the return of products and therefore does not establish an allowance for returns.

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

The Company has entered into an agreement with a third party to provide clinical research services utilizing its proprietary internally-developed software. The agreement details the performance obligations of the Company and revenue is recognized as those obligations are met.

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

The Company’s revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Allergy Diagnostic Kit Sales	$220,115	$148,912	$648,175	$536,738
Integrated Service Program	161,751	71,600	449,203	184,803
Immunotherapy Treatment Sales	63,872	88,934	242,679	287,704
Clinical Study Revenue	74,250	-	74,250	-
Subscription Revenue	12,829	15,922	45,538	55,334
Shipping and Handling	8,171	7,814	26,991	26,170
Training & Other Revenue	3,297	3,225	19,109	3,225
Total revenue	$544,285	$336,407	$1,505,945	$1,093,974

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended September 30, 2024 and 2023, there was $79,500 and $45,419 of research and development expenses incurred, respectively. For the nine months ended September 30, 2024 and 2023, there was $186,949 and $169,489 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net earnings or (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings or (loss) per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. For the three and nine-month periods ended September 30, 2024, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding. Due to the net losses reported for the three and nine-month periods ended September 30, 2023, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for those periods.

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

The Company has net operating loss carry forwards of $4,014,143 which begin to expire in 2026. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to expand disclosures, on an annual and interim basis, about reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of ASU 2023-07 had no impact on the Company’s unaudited financial statements.

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

Note 4. Accounts Receivable

Accounts receivable is recorded in the unaudited condensed consolidated balance sheets when customers are invoiced for revenue to be collected and there is an unconditional right to receive payment. Timing of revenue recognition may differ from the timing of invoicing customers resulting in deferred revenue until the Company satisfies its performance obligation.

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	September 30, 2024	December 31, 2023
Accounts receivable	$220,945	$89,827
Allowance for doubtful accounts	(22,724)	(18,445)
Accounts receivable, net	$198,221	$71,382

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at September 30, 2024 and December 31, 2023:

	Estimated Useful Life (in years)	September 30, 2024	December 31, 2023
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(186,158)	(130,311)
Capitalized software, net		$37,232	$93,079
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(234,363)	(180,279)
Intangible assets, net		$1,378,137	$1,432,221

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. Amortization related to the QHSLab platform was $18,616 for the three-month periods ended September 30, 2024 and 2023, respectively, and is recorded within cost of revenue on the Company’s unaudited condensed consolidated statements of operations. Amortization was $55,848 respectively for the nine-month periods ended September 30, 2024 and 2023. There were no impairments recognized during the nine-month period ended September 30, 2024 and the year ended December 31, 2023.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization during each of the three-month periods ended September 30, 2024 and 2023 and $54,084 of amortization expense during each of the nine-month periods ended September 30, 2024 and 2023.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the nine-month period ended September 30, 2024 and the year ended December 31, 2023.

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

The Promissory Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase to predetermined interest rate defined in the Promissory Note. The Company has deferred certain principal payments and MedScience has indicated that it would forbear taking any action but reserves all of its rights under its agreement. The most recent notice of forbearance was received on February 19, 2024. The combined principal due along with accrued interest as of September 30, 2024 is $423,931 and as of December 31, 2023 was $396,138, without giving effect to additional interest of $25,985 and $11,969, respectively, which MedScience may demand as a result of the failure to make payments on the due date provided in the Promissory Note.

On August 12, 2024, the Company entered into a fixed-fee short-term loan with its merchant bank and received $88,555 in net loan proceeds after repaying the prior fixed-fee short-term loan. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $18,198 paid every 60 days. The loan payable is due in February 2026. As of September 30, 2024, the loan balance was $120,768 and is all recorded between current and non-current liabilities on the unaudited condensed consolidated balance sheets. The December 31, 2023 loan balance of $174,092 is all recorded in current liabilities on the condensed consolidated balance sheets.

Note 7. Convertible Notes Payable

Convertible notes payable at September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	683,500	695,500
Note 3 – Mercer Note #2	440,000	440,000
	1,223,500	1,235,500
Less: current portion	1,223,500	1,235,500
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1), the terms and conditions of which may not be indicative of what a third-party investor may agree to. The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023 and further extended to December 31, 2024 during the quarter ended March 31, 2024. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2024 at the option of the holder using the same conversion calculation. As of September 30, 2024 and December 31, 2023, this note had $34,028 and $26,521, respectively, of accrued interest, which is included within other current liabilities on the unaudited condensed consolidated balance sheets.

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

As of September 30, 2024, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The principal balance of $683,500, along with associated interest, is recorded with current liabilities on the Company’s unaudited condensed consolidated balance sheets. After giving effect to payments totaling $80,295 made during the quarter ended September 30, 2024 and $110,295 during the nine months ended September 30, 2024, the $806,000 Note had $2,809 and $87,344 of accrued interest, as of September 30, 2024 and December 31, 2023, respectively, without giving effect to additional interest and penalties of $392,998 and $139,603, respectively, which Mercer may demand as a result of the Company’s defaults under the terms of the $806,000 Note.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s unaudited condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, without giving effect to additional interest and penalties of $184,485 and $27,988 which Mercer may demand as a result of the Company’s default under the terms of the $440,000 Note, the $440,000 Note had $33,575 and $31,764 respectively of accrued interest. During the three and nine months ended September 30, 2024, the Company paid $14,705 of accrued interest on the $440,000 Note.

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

Holders of the Series A-2 Convertible Preferred Stock will vote on an as converted basis with the holders of the Company’s common stock and Series A Preferred Stock as to all matters to be voted on by the holders of the common stock. Each Series A-2 Preferred Share shall be entitled to a number of votes equal to five times the number of shares of common stock into which it is then convertible on the applicable record date.

As of September 30, 2024, the holders of the series A-2 Preferred Stock had received 277,944 shares of common stock in satisfaction of dividends accrued through December 31, 2023.

Note 9. Income and (Loss) Per Common Share

The Company calculates net income or loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net income (loss) per common share were determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible debt and preferred shares have not been included in the computation of diluted net loss per share for the three and nine-month periods ended September 30, 2023 as the result would be anti-dilutive.

The Company had net income for the three and nine months ended September 30, 2024. As a result, the computation of the weighted average number of outstanding shares for the diluted earnings per common share for these periods included 8,044,884 shares relating to the potential conversion of Series A and Series A-2 Preferred Stock to common shares. Other potentially dilutive shares were excluded from the calculation based on the exercise price of those shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	1,100,000	1,100,000	1,100,000	1,100,000
Stock warrants	550,000	1,494,854	550,000	1,494,854
Total shares excluded from calculation	1,650,000	2,594,854	1,650,000	2,594,854

Note 10. Stock-based Compensation

During the nine-month periods ended September 30, 2024 and 2023, there was $0 and $6,000, respectively, in stock-based compensation associated with stock options included in research and development expense.

There were no options exercised, forfeited or cancelled during the period. During the nine-month periods ended September 30, 2024 and 2023 there were no options granted.

As of September 30, 2024, all compensation related to 1,100,000 outstanding options has been recognized. The options were expensed over their respective vesting periods.

Options outstanding at September 30, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 12, 2020	500,000	500,000	$0.40	March 12, 2025
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	1,100,000	1,100,000

Warrants outstanding at September 30, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	550,000	550,000

During the nine months ended September 30, 2024, 944,854 outstanding warrants expired.

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our principal shareholder, bear no interest and are due on demand. These terms and conditions may not be indicative of what a third-party investor may agree to. As of September 30, 2024 and December 31, 2023 amounts due to related-parties totaled $13,536 and $3,236, respectively, and are included in other current liabilities on the Company’s unaudited condensed consolidated balance sheets.

Convertible notes payable, related party: See Note 7.

Note 12. Income Taxes

For the nine-month period ended September 30, 2024 and the year ended December 31, 2023, the Company did not record a tax provision. The Company did not earn any taxable income during the year ended December 31, 2023. Although the Company had taxable income in the period ended September 30, 2024, it anticipates that any income taxes payable will be offset by a reduction in its net operating loss. The Company maintains a full valuation allowance against its net deferred tax assets.

Note 13. Commitments and Contingencies

There are no pending or threatened legal proceedings as of September 30, 2024. The Company has no non-cancellable operating leases.

Note 14. Subsequent Events

On October 18, 2024, the Company entered into a Consulting Agreement with Juan D. Oms, MD, FAPA, pursuant to which Dr. Oms will provide strategic advisory services in psychiatry and behavioral health to the Company. In consideration of his services, Dr. Oms received a one-time payment of 100,000 shares of the Company’s common stock (the “Share Payment”). The term of the Agreement is twenty-four months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2023 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Results of Operations during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab platform software that provides clinical decision support and patient assessments for numerous chronic conditions seen in primary care settings including allergy, asthma, anxiety, depression, and chronic pain for example. During the fourth quarter of 2022, we began entering into Integrated Service Program (“ISP”) agreements to provide physicians’ offices with agreed-upon clinical decision support, digital health assessments, administrative, and billing services utilizing our QHSLab platform software. During the quarter ended September 30, 2024, we entered into a clinical study agreement with a third party to provide clinical research services utilizing our QHSLab platform software.

For the three months ended September 30, 2024, we generated revenues of $544,285 compared to $336,407 of revenues for the three months ended September 30, 2023 which was driven by a 126% increase in our ISP revenues combined with the recognition of the initial milestone related to our clinical study during the period.

For the nine months ended September 30, 2024, we generated revenues of $1,505,945 compared to $1,093,974 of revenues for the nine months ended September 30, 2023. The increase in revenues in the first nine months of 2024 were attributed to a 143% increase in revenues generated from ISP services to $449,203 compared to $184,803 during the nine months ended September 30, 2023; a 21% increase in sales of Allergy Diagnostic Kits to $648,175 compared to $536,738 for the nine months ended September 30, 2023 and the inclusion of revenues as a result of the achievement of the initial performance obligation associated with our clinical study.

Our revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Allergy Diagnostic Kit Sales	$220,115	$148,912	$648,175	$536,738
Integrated Service Program	161,751	71,600	449,203	184,803
Immunotherapy Treatment Sales	63,872	88,934	242,679	287,704
Clinical Study Revenue	74,250	-	74,250	-
Subscription Revenue	12,829	15,922	45,538	55,334
Shipping and Handling	8,171	7,814	26,991	26,170
Training & Other Revenue	3,297	3,225	19,109	3,225
Total revenue	$544,285	$336,407	$1,505,945	$1,093,974

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to our ISP sales.

For the three months ended September 30, 2024 and 2023, cost of revenues was $179,152 and $146,897, respectively.

The Company generated a gross profit of $365,133 during the three months ended September 30, 2024 compared to $189,510 for the three months ended September 30, 2023. Gross margin improved to 67.1% for the quarter compared to 56.3% during the three months ended September 30, 2023.

For the nine months ended September 30, 2024 and 2023, cost of revenues was $560,209 and $490,294, respectively.

The Company generated a gross profit of $945,736 during the nine months ended September 30, 2024 compared to $603,680 for the nine months ended September 30, 2023. Gross margin increased from 55.2% during the nine months ended September 30, 2023 to 62.8% during the nine months ended September 30, 2024. The increase in gross margin for both the three and nine-month periods ended September 30, 2024 was attributable to a combination of changes in the product mix including the growth of ISP revenue and improved cost structure since the acquisition of intangible assets from MedScience and synergies across our core product lines as well as the recognition of revenue as a result of the achievement of the initial research performance obligation associated with the clinical study which utilizes costs already included in cost of goods sold.

As we continue to introduce new products at an early stage in our development cycle, our gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants. For the three months ended September 30, 2024, sales and marketing expenses totaled $122,816, an increase of $8,797 compared to $114,019 for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, sales and marketing expenses totaled $378,946, an increase of $12,891 compared to $366,055 for the nine months ended September 30, 2023.

The increases in sales and marketing expenses for the periods ended September 30, 2024 compared to the same periods in 2023 relate primarily to increases in marketing expenses and payroll-related expenses as we are investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to continue to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended September 30, 2024, general and administrative expenses totaled $55,699, an increase of $8,422, compared to $47,277 for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, general and administrative expenses totaled $193,096 a decrease of $12,703, compared to $205,799 for the nine months ended September 30, 2023.

The increase general and administrative expenses in the quarter ended September 30, 2024 is primarily due to increases in sales processing, cloud-related hosting and legal fees partially offset by continued decreases in management consulting services. The decrease in general and administrative expenses for the nine months ended September 30, 2024 reflects the larger decreases in management consulting services earlier in the year more than offsetting the increases in the sales processing, cloud-related hosting and legal fees during the period.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended September 30, 2024, R&D expenses totaled $79,500 which is an increase of $34,081 compared to $45,419 for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, R&D expenses totaled $186,949 which is an increase of $17,460 compared to $169,489 for the nine months ended September 30, 2023.

The increase in R&D expenses for both the quarter and nine months ended September 30, 2024, as compared to 2023, was driven by increases in software development expenses as we continue to expand the commercialization of our QHSLab platform software and R&D consulting expenses including the appointment of a medical and scientific affairs liaison during the second quarter of 2024. We expect that our R&D expenses will continue to increase as we invest in and expand our operations and further develop new products and services as part of our growth strategy.

Other Income and Expense

For the three months ended September 30, 2024, interest expense decreased by $9,256 to $39,325 from $48,581 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, interest expense decreased by $87,957 to $104,311 from $192,268 for the nine months ended September 30, 2023.

The decrease was due to timing of the amortization of debt issuance costs including legal fees and warrants issued in connection with certain of our convertible notes payable. Interest expense during the first nine months of 2024 included only interest on the outstanding debt balance as all debt issuance costs including legal fees and warrants issued in connection with the second Mercer note in July 2022 (“Second OID Note”) and the first Mercer note issued in August 2021 (“First OID Note”) were fully amortized by the end of 2023. The amortization of those costs, which are non-cash expenses, during the three months ended September 30, 2023 totaled $6,701, or 12% of interest expense during the quarter and $61,836, or 32% during the nine months ended September 30, 2023.

There was no other income for both the three and nine months ended September 30, 2024 compared to $1,371 for the three months and $2,290 for the nine months ended September 30, 2023 which were related to the redemption of awards on a credit card.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2024, we had current assets totaling $349,274, including $95,945 of cash, $198,221 of accounts receivable, $40,033 of inventory, and $15,075 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,089,850 consisting of $243,143 in accounts payable, $140,539 in other current liabilities and $1,706,168 representing the current portions of outstanding loans and convertible notes. There was $10,060 in long-term liabilities on our balance sheet related to the non-current portion of a loan payable.

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

We generated cash flows of $87,387 from operations during the nine-month period ending September 30, 2024, we used cash of $24,462 in operations during the same period ending September 30, 2023. The generation rather than use of cash was driven by an increase in revenue and improved gross margins during the nine-month period ended September 30, 2024 compared to the same period ended September 30, 2023.

During the third quarter of 2021, we issued a promissory note of $750,000 (the “Acquisition Note”) in connection with our acquisition of assets related to our AllergiEnd® products and an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the “First OID Note”) along with warrants to purchase 930,000 shares of our common stock (the “Warrants”) for aggregate consideration of $750,000. In July 2022, to supplement our cash on hand, we issued to the holder of the First OID Note an Original Issue Discount Secured Convertible Promissory Note (the “Second OID Note”) in the principal amount of $440,000 and warrants to purchase 550,000 shares of our common stock for aggregate consideration of $400,000.

All amounts outstanding under the First OID Note and Second OID Note were payable on August 10, 2022, and July 19, 2023, respectively, and are secured by a lien on substantially all of our assets.

The remaining principal and interest accrued on the Acquisition Note was $423,931 as of September 30, 2024, and we are in default under this Note. We last received a notice of forbearance from the holder of the Acquisition Note on February 19, 2024, in which it reserved all of its rights. We also are currently in default of our obligations under the First OID Note and the Second OID Note. We last received a notice of forbearance from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of the First and Second OID Notes, on February 19, 2024, in which it reserved all rights it might have as a result of our defaults under the First OID Note, the Second OID Note and the related documents between us and the Fund. Amounts accrued as interest under the Acquisition Note, the First and Second OID Notes do not include interest and penalties which would be payable if the holder of such Notes elects to exercise its rights under the default provisions of the Notes. There is no guarantee that the manager of Mercer Street Global Opportunity Fund, LLC and the holder of the Acquisition Note will continue to forbear from exercising such rights as they may have to collect amounts due, including seeking to foreclose upon such liens they may have on our assets.

Plan of Operation and Funding

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $4,014,143 at September 30, 2024, generated net income of $28,350 and net losses of $381,725 for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively, and generated cash from operations of $87,387 in the nine months ended September 30, 2024, and used $159,627 of cash in operations in the year ended December 31, 2023. We are currently in default of our obligations under our OID Notes and the Acquisition Note. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2024, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	November 13, 2024

