Form 10-K
period 2024-12-31
QHSLab, Inc.
filed 2025-03-28
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7562(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

On June 30, 2024, the aggregate market value of our common stock held by non-affiliates was $1,742,479 based on 7,141,307 shares of common stock held by non-affiliates and a price of $0.244 per share, the closing price of our common stock on June 30, 2024.

On March 28, 2025, the Registrant had 11,281,527 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS.

Background

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCPs) and other healthcare providers to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs and other healthcare providers with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and personalized medicine. Our digital healthcare, clinical decision support and point of care solutions also support non face to face remote patient and therapeutic monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

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

QHSLab Expert System

We have developed and are constantly upgrading our high-level, fully automated cloud-based SaaS system named the QHSLab which provides physicians and healthcare organizations with the ability to capture and store patient information electronically in a secure database. The patients’ data is analyzed by specific and proprietary algorithms, assisting the physician in making a diagnosis and prescribing a course of treatment and appropriate care coordination. We provided physicians at practices which use QHSLab with analytical tools to diagnose and treat allergies and asthma which allowed them to increase revenues by expanding the breadth of their practices. Our focus for the immediate future is to increase the number of physicians utilizing the QHSLab platform, to charge users a monthly fee, to expand the number of diagnostic algorithms and health risk assessments incorporated into QHSLab and to add features which allow PCPs to engage in reimbursable forms of digital medicine, thereby enabling general practice physicians to increase their revenues.

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

Advantages of the QHSLab Expert System

QHSLab has the potential to play the same role in behavioral medicine and lifestyle interventions that pharmacological interventions play in biological medicine. It will help physicians and healthcare organizations overcome barriers preventing adoption of behavioral and therapeutic change programs for health promotion and disease prevention through easy-to-use applications.

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

QHSLab has incorporated a wide variety of digital healthcare intervention programs including allergies and asthma, mental health, musculoskeletal health and pain, hypertension, sleep disorders, dietary assessments, weight loss and much more. Our AI driven approaches range from patient treatment seeking interventions and motivational materials for participants in early stages of behavioral change to more detailed advice and support for participants in later stages of behavioral change. As a participant progresses (or regresses), different intervention materials are available.

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

●	“Q” stands for Quality of Life, and the Q-Scale measures a patient’s responses (or early “warning” signs) to questions regarding their sleep, stress, anxiety, worry, pain, and overall life satisfaction. Patients with high mental health risks are flagged for further screening during the same assessment.

The Q-Scale is a digital health 10-item questionnaire designed to measure psycho-emotional factors in patients at risk of mental health issues.

●	Five categorical ratings are available for response to each item, ranging from “none of the time” to “all of the time.” If responses to the Q-Scale indicate potential mental health troubles, patients are directed to the Kessler 6 questions within the assessment to identify their risk of anxiety and depression for further clinical evaluation. Responses then categorize the patient as “at-risk” for mental health issues, including depression. Then the treating physician will be informed through a simple-to-read report of the need for more focused evaluation during their encounter with the patient.

This assessment provides immediate feedback to patients while allowing for substantial reimbursements for physicians.

●	Patients are provided with a comprehensive, yet easy to interpret report based on their responses, providing supportive self-management strategies to improve their coping skills and wellbeing. The Q-Scale aligns with CPT codes, which are used when tests are administered by a physician or other qualified healthcare professional. It is defined as “psychological or neuropsychological test administration / scoring by a physician or other qualified healthcare professional, two or more tests, any method.”

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

Executing on our Growth Strategy

Growing Recurring Revenue Base	●	Increasing the number of medical practitioners utilizing our point-of-care and digital medicine services, growing our revenue per client metric.

	●	Future distribution channels include Management Service Organization (MSO) partnerships, Independent Physician Associations (IPA’s), and complementary digital health networks.

Expanding Product Portfolio	●	Additional point-of-care diagnostic, digital medicine, and treatments that PCPs can use, prescribe, and be reimbursed for under existing government and private insurance programs.

Increasing Industry Visibility	●	Increasing the number of company/university-sponsored medical conferences partnering with various Universities to introduce and educate members of the medical community about the technology and revenue opportunities available.

Competition

The market for future point of care and software as a service solution is highly competitive and characterized by rapid change. The success of our solutions will be contingent upon our ability to provide superior solutions and a strong value proposition for potential customers and their patients. Many existing competitors are well-established and enjoy greater resources or other strategic advantages. It is likely that there will be new entrants into our market, some of which may become significant competitors. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense. We currently face competition from a range of companies, including Phresia, Qure4U, Linus Health, Chadis, Yosi Health, Greenway Health and Health Note, some of which market direct to the consumer, bypassing physicians.

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

Employees

As of March 28, 2025, we had four employees devoting full-time services to the Company, all of whom were engaged in direct sales and operations. In addition, we engage independent entities and consultants that provide programming services, Quality Management System development, Marketing and Medical Consulting & Advisory services. We believe that our relationships with our employees and consultants are good.

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

Risks Related to Our Business

We incurred net losses in 2024 and 2023 and may not be able to continue to operate as a going concern.

We suffered net losses of $259,239 and $468,362 for the years ended December 31, 2024 and 2023, respectively. We also had positive cash flows from operations for the year ended December 31, 2024 but had negative cash flows from operations for the year ended December 31, 2023. During the years ended December 31, 2024 and 2023, to support our operations we received loans in the aggregate amount of $548,736. The report of our independent registered public accountants on our consolidated financial statements for the year ended December 31, 2024 states that these factors raise uncertainty about our ability to continue as a going concern.

Unless we are able to generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

We are highly leveraged and we need additional financing.

We have funded our operating losses through borrowings, and merchant cash advances. As of the date of this annual report we have notes and loans outstanding in the aggregate amount, inclusive of accrued interest, of $2,061,988. Our Original Issue Discount Secured Convertible Promissory Note in the principal amount of $440,000 matured on July 22, 2023 and our Original Issue Discount Secured Convertible Promissory Note in the remaining principal amount of $695,500 matured on August 10, 2022 and remain unpaid. On March 27, 2024, the Company received the most recent notice from the manager of the Mercer Fund of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under this Note and the related documents between us and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The Note continued to accrue interest at 5%. On February 20, 2025, the Company received a Notice of Default from Mercer Street Global Opportunity Fund, LLC (the “Lender”) in connection with the $806,000 Note and the $440,000 Note. Under the terms of the Notes, a failure to pay the principal and interest when due constitutes an Event of Default under the Notes. The Company has accrued default interest of 18% as of December 31, 2024 for these notes. See Note 7 Convertible Notes Payable for additional information regarding these notes.

If we are not able to pay or refinance the outstanding principal and accrued interest on these notes the Lender may choose to exercise such rights as are available to it including foreclosing upon our assets, our management may be required to devote time to dealing with such efforts and our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or reductions in the price at which they can convert their convertible securities. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, our operations and the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Our inability to obtain additional working capital is restricting our ability to grow our business as rapidly as otherwise might be possible and could have a material adverse affect on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our principal shareholder, we may become insolvent.

Servicing our debt requires a significant amount of cash.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures and to maintain sufficient working capital depends on our ability to generate cash in the future. This is subject to numerous factors beyond our control, including our ability to expand our physician client base. We cannot assure you that our business will generate sufficient cash flow from operations or financings in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt or otherwise satisfy our lenders, we will need to seek additional capital or restructure or refinance all or a portion of our debt, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt and common stock. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and could require us to issue to the holders additional shares of our common stock and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

Our leverage is adversely affecting our ability to finance future operations and capital needs and may limit our ability to pursue business opportunities.

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

We first generated revenues in the fourth quarter of 2020. There is no assurance that we will generate sufficient revenues to become or remain cash flow positive or ever be profitable or to satisfy our lenders and maintain our operations. If planned operating levels are changed, higher operating costs encountered, more time needed to implement our plan, or less funding is received, more funds than currently anticipated may be required. If additional capital is not available when required, if at all, or is not available on acceptable terms we may be forced to modify or abandon our business plans.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified material weaknesses in our internal controls with respect to our segregation of duties, which cannot be rectified until we have additional officers. As a result of our limited resources and our insufficient controls over review of accounting for certain complex transactions, our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. Some of the material weaknesses in our internal controls are due to our limited management staff. Due to limited staffing, we are not always able to detect errors or omissions in financial reporting and cannot eliminate weaknesses due to our inability to segregate duties. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future or continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

Although our QHSLab has been provided to physicians and enabled them to generate revenues, we have only recently begun to charge physicians for this product under various software as a service, subscription and license-based revenue models. We intend to develop additional features to be added to QHSLab to provide PCPs with additional sources of revenue. There is no assurance that any of the new features we develop will gain market acceptance. We cannot guarantee we will be able to produce commercially successful products. Further, our eventual operating results could be susceptible to varying interpretations by potential customers, or scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent executing our proposed business plan.

There is no assurance we can generate significant positive cash flow or operating profits as our operations grow.

We are subject to all the risks inherent in a new business. There can be no assurance that our business model will prove successful as we seek to expand the number of our customers and increase our management and staff or that we will achieve significant revenue or profitability.

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

Our Certificate of Incorporation authorizes the issuance of 900 million shares of common stock. As at March 28, 2025 we have outstanding 11,281,527 shares of common stock, without giving effect to shares issuable upon conversion or exercise of convertible notes, preferred stock, options and warrants currently outstanding. The future issuance of common stock or securities exercisable for or convertible into common stock to raise capital may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock upon the conversion or exercise of outstanding notes and warrants, for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our then existing stockholders and might have an adverse effect on any trading market for our common stock.

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

Our sole officer and director is engaged in other business activities and has a conflict in determining how much time to devote to our affairs. His failure to devote sufficient time to our business could have a negative impact on our operations.

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

Developments in the healthcare industry and evolving government policy have adversely affected healthcare spending and may adversely impact reimbursement for healthcare services. We expect that we will be particularly dependent on primary care physicians and possibly others in the healthcare industry who are dependent upon revenues derived from federal healthcare programs and payments from health insurers.

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

Our ability to finance our business may be materially adversely affected by global geopolitical conditions including those resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, efforts by terrorist organizations to disrupt global shipping patterns and actions by the United States government to reduce its deficit and influence actions of other nations.

Global markets are experiencing volatility and disruption as a result of the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, efforts by terrorist organizations to disrupt global shipping patterns and recent actions by the United States government, including the reduction in the number of federal employees, the elimination of government programs and the imposition of tariffs. The invasion of Ukraine by Russia, the Israel-Hamas conflict, efforts to disrupt shipping through the Suez Canal and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and other countries and recent actions taken by the United States government to reduce the number of federal employees, eliminate government programs and impose tariffs, have created global economic and security concerns that could have a lasting impact on regional and global economies and financial markets. Although the length and impact of the ongoing conflicts and any sanctions imposed and actions which may be taken by the United States government are highly unpredictable, they have led to market disruptions and could result in further disruptions, including significant volatility in commodity prices, credit and capital markets and lead to instability and lack of liquidity in capital markets, adversely impacting our ability to finance our operations. The imposition of tariffs on products imported by us or our physicians in providing services to their patients, may increase costs and may have an adverse impact on their practices and our business and financial results.

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

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. More recently, the healthcare industry has been subject to reductions in government funding of certain programs and the elimination of federal workers involved in the healthcare industry.

Laws reforming the U.S. healthcare system and actions taken by the federal government may have an impact on our business. Various legislators have announced that they intend to examine proposals to reform certain aspects of the U.S. healthcare system and the Executive Branch has reduced or eliminated funding for many healthcare programs. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction of the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such proposals or healthcare reforms might have on our business, financial condition and results of operations.

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

Our common stock is listed on the OTCQB level of the OTC Market under the symbol “USAQ,” but there is no active trading market for our common stock. There can be no assurance that an active trading market for our securities will develop, or that if one develops, that it will be sustained. The trading market for securities of companies listed on the OTC Market is substantially less liquid than the average trading market for companies listed on a national securities exchange. In addition, our ability to raise capital will be adversely affected by a listing on the OTC Market and the absence of an active trading market for our shares, as compared to a listing on a national securities exchange.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile and is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Factors that could cause such volatility include, among other things:

●	actual or anticipated fluctuations in our operating results;
●	the limited number of securities analysts covering us and distributing research and recommendations about us;
●	the low public float for our common stock;

●	the low trading volume of our common stock;
●	announcements concerning our business or those of our competitors;
●	actual or perceived limitations on our ability to raise capital and to raise such capital on favorable terms;
●	conditions or trends in our industry;
●	litigation;
●	changes in market valuations of similar companies;
●	future sales of common stock;
●	departure of key personnel or failure to hire key personnel; and
●	general market conditions.

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

Our stock price may be adversely impacted by natural disasters (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks, terrorist acts, conflicts between nations and terrorist organizations, actions taken by governments such as the imposition of tariffs to impact economics, and the response of the governments of the countries affected by such occurrences.

Military or other conflicts such as those in Ukraine, the Middle East or elsewhere, natural disasters, unusually adverse weather conditions and pandemic outbreaks, and actions taken by governments such as the imposition of tariffs, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of companies, and lead to national, regional or international economic disruptions and economic uncertainty, any of which could adversely impact the price of our common stock.

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

Substantially all of the outstanding shares of our common stock in addition to the shares issuable upon conversion of our outstanding convertible notes are freely tradable without restriction or registration under the Securities Act or otherwise eligible sale under Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. All of the 11,281,527 shares of our common stock outstanding as of March 27, 2025, and the shares issuable upon conversion of our outstanding convertible notes and preferred stock may be sold in accordance with Rule 144 and only those shares held by Troy Grogan are subject to the volume limitation imposed by Rule 144 on sales by affiliates. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement, may adversely affect the market price of our common stock.

Our sole director and officer controls a majority of the votes which may be cast at a meeting of our stockholders.

In addition to the common stock owned by our sole director and officer, he owns shares of our Series A and A-2 Preferred Stock which have the right to vote on all issues presented to our common stockholders. Taking into account the votes he is eligible to cast by virtue of the number of shares of our common stock and Series A and A-2 Preferred Stock held by our sole officer and director, he controls a majority of the votes which may be cast at a meeting of our stockholders, and therefore controls our operations and will have the ability to control all matters submitted to stockholders for approval. This stockholder thus has complete control over our management and affairs. Accordingly, his ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which may further affect its liquidity.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of December 31, 2024, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures.

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

During the year ended December 31, 2024, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably anticipated to materially affect the Company, including its business strategy, results of operations, or financial condition. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving. For more information on the Company’s cybersecurity risks, refer to Item 1A, “Risk Factors”.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is subject to quotation on the OTCQB venture market under the symbol USAQ. The following table shows the high and low bid prices for our common stock during the fiscal years 2024 and 2023 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2024:
First Quarter	$0.18	$0.04
Second Quarter	$0.35	$0.06
Third Quarter	$0.32	$0.09
Fourth Quarter	$0.44	$0.08

Year Ended December 31, 2023:
First Quarter	$0.398	$0.11
Second Quarter	$0.247	$0.065
Third Quarter	$0.198	$0.0315
Fourth Quarter	$0.09	$0.016

Holders

On March 28, 2025, there were approximately 651 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy. We have neither declared nor paid any cash dividends on either preferred or common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our preferred or common stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant. To the extent we issue preferred shares that provide for a periodic dividend, we will seek to pay the dividend in securities in lieu of cash.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2020 we adopted an Equity Incentive Plan which authorizes grants with respect to up to 2,000,000 shares of our common stock. No grants have been made pursuant to the plan.

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during 2024 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended December 31, 2024.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Report. Actual results may differ materially from those contained in any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Report to conform such statements to actual results or to changes in our expectations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of QHSLab, Inc. and its subsidiaries for the years ended December 31, 2024 and 2023 and should be read in conjunction with such consolidated financial statements and related notes included in this report.

Overview

We are a medical device technology and software as a service (SaaS) company focused on enabling primary care physicians (PCPs) and other healthcare providers to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs and other healthcare providers with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and personalized medicine. Our digital healthcare, clinical decision support and point of care solutions also support non face to face remote patient and therapeutic monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

Increasingly, regulators and insurance companies have come to recognize what health care technologists have been saying for nearly 20 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. More health insurers have realized that AI enabled digital medicine technologies such as those provided through QHSLab can provide the necessary encounters to foster patient compliance in between face to face visits to a physician.

In November 2020, we began shipping AllergiEnd® diagnostic related products and immunotherapy treatments to PCPs in response to their requests based upon courses of treatment recommended for their patients building on the capabilities of QHSLab, our primary SaaS tool.

Based on the success of PCPs and other healthcare providers using our QHSLab allergy diagnostics and quality of life enhancing digital medicine tools combined with the products acquired from MedScience, we intend to increase our revenues by charging physicians various service, assessment, program and subscription fees for the use of QHSLab and soliciting additional healthcare providers to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostics and treatments, and digital medicine programs that providers can use and prescribe in their practices. In all cases, providers will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

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

We operate as a single operating segment and single reportable segment. Operating segments are defined as components of a business that can earn revenue and incur expenses and for which discrete financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. Our CODM, the Chief Executive Officer, allocates resources and assesses performance based upon consolidated financial information due to the interconnected relationship of our products to the same customers, therefore manages our business as a single operating segment.

Operational Highlights

Results of Operations during the year ended December 31, 2024 as compared to the year ended December 31, 2023

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter into SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab platform software that provides clinical decision support and patient monitoring for numerous chronic conditions seen in primary care settings including allergy, asthma, anxiety, depression, chronic pain, and sleep disorders for example. During the fourth quarter of 2022, we began entering into Integrated Service Program (ISP) agreements to provide physicians’ offices with agreed-upon clinical decision support, digital health assessments, administrative workflow, and reimbursement support services utilizing our QHSLab platform.

For the year ended December 31, 2024, we generated revenues of $2,131,926 compared to $1,408,995 of revenues in 2023. Revenues in 2024 were primarily driven by sales of Allergy Diagnostic Kits of $832,987 and ISP services of $643,211. The increase in revenues in the year ended 2024 were attributed to a 138% increase in revenues generated from ISP services to $643,211 compared to $270,022 for the year ended December 31, 2023; a 25% increase in sales of Allergy Diagnostic Kits to $832,987 compared to $666,600 for the year ended December 31, 2023 and the inclusion of revenues as a result of the achievement of the initial performance obligations associated with our clinical study.

Our revenues consisted of the following:

	For the Years Ended
	December 31,
	2024	2023
Allergy Diagnostic Kit Sales	$832,987	$666,600
Integrated Service Program Revenue	643,211	270,022
Immunotherapy Treatment Sales	409,319	363,184
Clinical Study Revenue	133,650	-
Subscription Revenue	54,523	72,200
Shipping and handling	35,892	32,339
Training & Other Revenue	22,344	4,650
Total revenue	$2,131,926	$1,408,995

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to ISP sales and the amortization of our capitalized software.

For the years ended December 31, 2024 and 2023, cost of revenues was $774,036 and $615,388, respectively.

The Company generated a gross profit of $1,357,890, for the year ended December 31, 2024 and $793,607, in 2023. Gross margin increased from 56.3% during the year ended December 31, 2023 to 63.7% during the year ended December 31, 2024. The increase in gross margin for the year ended December 31, 2024 was attributable to a combination of changes in the product mix including the growth of ISP revenue and improved cost structure since the acquisition of intangible assets from MedScience and synergies across our core product lines as well as the recognition of revenue as a result of the achievement of the initial research performance obligations associated with the clinical study which utilizes costs already included in cost of goods sold.

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

For the year ended December 31, 2024, sales and marketing expenses totaled $509,065, an increase of $20,528, compared to $488,537 for the year ended December 31, 2023.

The increases in sales and marketing expenses for the year ended December 31, 2024 compared to 2023 relate primarily to increases in payroll-related expenses as we are investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the year ended December 31, 2024, general and administrative expenses totaled $276,496, an increase of $17,388, compared to $259,108 for the year ended December 31, 2023.

The increase in general and administrative expenses for the year ended December 31, 2024, as compared to 2023, is primarily due to increases in sales processing, cloud-related hosting and legal fees partially offset by continued decreases in management consulting services.

Research and Development

Research and development (R&D) expenses include expenses incurred in connection with the research and development of our medical device technology solutions, including software development. R&D costs are expensed as they are incurred.

For the year ended December 31, 2024, R&D expenses totaled $294,479, which is an increase of $80,471, compared to $214,008 for the year ended December 31, 2023.

The increases in R&D expenses for the year ended December 31, 2024, as compared to 2023, were driven by increases in software development expenses as we continue to expand the commercialization of our QHSLab platform software and R&D consulting expenses including the appointment of a medical and scientific affairs liaison during the second quarter of 2024. We expect that our R&D expenses will continue to increase as we invest in and expand our operations and further develop new products and services as part of our growth strategy.

Other Income and Expense

For the year ended December 31, 2024, interest expense increased by $234,561 to $465,055 from $230,494 for the year ended December 31, 2023.

The increase is driven by default interest expense of $328,427 related to the Mercer Fund $806,000 Note and $440,000 Note partially offset by decreases due to the timing of the amortization of debt issuance costs including legal fees and warrants issued in connection with certain of our convertible notes payable. Interest expense during the year ended 2024 included interest on the outstanding debt balance as all debt issuance costs including legal fees and warrants issued in connection with the second Mercer note in July 2022 (Second OID Note) and the first Mercer note issued in August 2021 (First OID Note) were fully amortized by the end of 2023.

There was $78 of other income for the year ended December 31, 2024 compared to $2,290 for the comparable period in 2023 which was related to the redemption of awards on a credit card.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2024, we had current assets totaling $420,827, including $157,168 of cash, $196,089 of accounts receivable, $41,779 of inventory, and $25,791 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,407,308 consisting of $340,962 in accounts payable, $343,945 in other current liabilities and $1,722,401 representing the current portions of outstanding loans and convertible notes. There were no balances classified as long-term liabilities on our consolidated balance sheets.

On December 31, 2023, we had current assets totaling $156,132, including $51,582 of cash, $71,382 of accounts receivable, $25,181 of inventory, and $7,987 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,057,049 consisting of $78,907 in accounts payable, $196,590 in other current liabilities and $1,781,552 representing the current portions of outstanding loans and convertible notes. There were no long-term liabilities on our consolidated balance sheets as the entirety of our loans payable are included in current liabilities.

We generated cash flows of $142,437 from operations during the year ended December 31, 2024, we used cash of $159,627 in operations during the same period ending December 31, 2023. The generation rather than use of cash was driven by an increase in revenue and improved gross margins during the year ended December 31, 2024 compared to the same period ended December 31, 2023.

During the third quarter of 2021, we issued a promissory note of $750,000 (the Acquisition Note) in connection with our acquisition of assets related to our AllergiEnd® products and an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the First OID Note) along with warrants to purchase 930,000 shares of our common stock (the Warrants) for aggregate consideration of $750,000. In July 2022, to supplement our cash on hand, we issued to the holder of the First OID Note an Original Issue Discount Secured Convertible Promissory Note (the Second OID Note) in the principal amount of $440,000 and warrants to purchase 550,000 shares of our common stock for aggregate consideration of $400,000.

All amounts outstanding under the First OID Note and Second OID Note were payable on August 10, 2022, and July 22, 2023, respectively, the OID Notes remain unpaid and are secured by a lien on substantially all of our assets.

The remaining principal and interest accrued on the Acquisition Note was $433,334 as of December 31, 2024, and we are in default under this Note. We last received a notice of forbearance from the holder of the Acquisition Note on March 20, 2025, in which it reserved all of its rights. We also are currently in default of our obligations under the First OID Note and the Second OID Note. We last received a notice of forbearance from the manager of Mercer Street Global Opportunity Fund, LLC, the holder of the First and Second OID Notes, on February 19, 2024, in which it reserved all rights it might have as a result of our defaults under the First OID Note, the Second OID Note and the related documents between us and the Fund. Amounts accrued as interest under the Acquisition Note do not include interest and penalties which would be payable if the holder of such Note elects to exercise its rights under the default provisions of the Note. There is no guarantee that the manager of Mercer Street Global Opportunity Fund, LLC and the holder of the Acquisition Note will continue to forbear from exercising such rights as they may have to collect amounts due, including seeking to foreclose upon such liens they may have on our assets.

On February 20, 2025, the Company received a Notice of Default from Mercer Street Global Opportunity Fund, LLC (the Lender) in connection with the First OID Note and the Second OID Note. Under the terms of the Notes, a failure to pay the principal and interest when due constitutes an Event of Default. The Company has accrued default interest of 18% as of December 31, 2024 for these notes. See Note 7 Convertible Notes Payable for additional information regarding these notes.

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $4,331,350 at December 31, 2024, generated net losses of $259,239 and $468,362 for the years ended December 31, 2024 and 2023, respectively, and generated cash from operations of $142,437 in the year ended December 31, 2024, and used $159,627 of cash in operations in the year ended December 31, 2023. We are currently in default of our obligations under our OID Notes and the Acquisition Note. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our working capital requirements are expected to increase in line with the growth of our business. We will remain highly leveraged as we seek to expand our business. Existing working capital and anticipated cash flows are expected to be adequate to fund our operations over the next twelve months. If necessary, we would seek to supplement such amounts through the issuance of debt or equity.

In addition to using our cash to satisfy our working capital needs, we have begun to make payments on our outstanding indebtedness to avoid continued growth in the amount of accrued interest and penalties, and to retain the support of our lenders. While the holders of our First and Second OID Notes and the Acquisition Note have agreed to forbear from exercising their rights as a result of our defaults at this time, there is no guarantee they will continue to do so. If they elect to exercise their rights, the amount of accrued interest and penalties owed under the agreements will substantially increase. Further, should they demand immediate payment of all amounts currently due and, in the case of Mercer, exercise its rights under its Security Agreements, it would have a material adverse effect on our business and jeopardize our ability to continue operations. Any future effort to restructure existing indebtedness through agreements with our current lenders to allow us to increase the amount we can devote to expanding our operations will require the consent of our current lenders and likely would require the issuance of additional debt or equity securities. Should we seek to raise additional capital to satisfy our lenders, there is no assurance sufficient amounts will be available.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as wars in the Ukraine and Israel, increases in inflation and other risks detailed in the risk factors sections detailed in this 2024 Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2024.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2024, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	47	CEO, CFO and Chairman

Troy Grogan has been our Chairman and CEO since June 2016. Mr. Grogan has a background in health promotion, healthcare technology, and medical education – originally in Australia. He was previously appointed by the Minister of Health to one of Australia’s largest health systems in Sydney and served on numerous committees for over ten years. Mr. Grogan has also been involved with a U.S. based medical device manufacturer, founded a workplace wellness company, and co-developed numerous University-affiliated Continuing Medical Education programs for physicians and healthcare providers. Mr. Grogan attended Newcastle University, studying biological sciences and the University of New England where he studied Corporate Governance.

ITEM 11. EXECUTIVE COMPENSATION.

Officer’s and Director’s Compensation

Mr. Grogan, our CEO and only executive officer, does not have an employment agreement and is not entitled to receive any compensation for services rendered prior to December 31, 2024. Given the efforts being made by Mr. Grogan on behalf of the Company and the continued growth in our business, the Company intends beginning in 2025 to accrue compensation for his services and, subject to cash availability, to pay such amounts as may accrue in his favor.

Equity Awards

We did not grant Mr. Grogan any equity awards or stock options during the year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards outstanding as of the year ended December 31, 2024, nor were there any securities authorized for issuance under equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of March 28, 2025 by (i) any person or group with more than 5% of our common stock, (ii) our sole director, (iii) and our sole officer and director as a “group.”

Except as otherwise indicated, we believe, that each party named in the table below has sole investment and voting power with respect to his shares, subject to community property laws, where applicable. As of March 28, 2025, we had outstanding 11,281,527 shares of common stock and 1,080,092 shares of Series A Preferred Stock and 2,644,424 shares of Series A-2 Preferred Stock. Shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to certain anti-dilution adjustments. Shares of Series A-2 Preferred Stock are convertible into shares of our common stock at a conversion price of $0.16 per share, subject to certain anti-dilution adjustments. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of March 28, 2025, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. The address of Mr. Grogan is c/o of our company at 901 Northpoint Parkway, Suite 302, West Palm Beach, Florida 33407.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Executive Officers:
Troy Grogan[1]	11,888,048	(1)	52.98%
All directors and executive officers as a group (1 person)	11,888,048	(1)	52.98%
Owners of more than 5% of our outstanding shares:
Mercer Street Global Opportunity Fund, LLC	7,659,694	(2)	46.18%

(1)	Includes 3,843,164 shares of common stock, 5,400,460 shares of common stock that may be acquired upon conversion of shares of Series A Preferred Stock and 2,644,424 shares of common stock that may be acquired upon conversion of Series A-2 Convertible Preferred Shares, without giving effect to dividends accrued but not paid.
(2)	Jonathan Juchno is the managing partner of Mercer Street Global Opportunity Fund, LLC, and its principal business address is 1111 Brickell Ave, Ste 2920, Miami, FL 33131. Includes 2,310,000 shares of common stock issuable upon conversion of the Second OID Note, including interest, at a conversion price of $0.20 per share, 3,371,500 shares issuable upon conversion of the First OID Note; and 550,000 shares issuable upon exercise of the 2022 Warrants, without giving effect to the blocker described in the next sentence. The Notes and Warrants held by Mercer are subject to beneficial ownership limitations such that the Notes and Warrants may not be converted or exercised, respectively, if it would result in the holder exceeding the beneficial ownership limitation. The beneficial ownership limitation is initially 9.99% and in the case of the Notes may be increased, upon 61 days’ notice to the Company, or in the case of the Notes and Warrants, decreased immediately upon written notice to the Company. The number of shares attributed to Mercer is estimated by the Company based upon its understanding of the terms of the OID Notes and assumes that if Mercer seeks to convert the Notes, it seeks the maximum number of shares issuable upon conversion after giving effect to the existing Events of Default.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our principal executive offices are located at 901 Northpoint Parkway Suite 302, West Palm Beach, FL 33407. We are provided our office space at no cost by an entity related to Troy Grogan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees

On June 4, 2024, the Company advised Accell Audit and Compliance, P.A., (“Accell”) that the Company’s Board of Directors had determined to dismiss Accell as the Company’s independent auditors effective June 4, 2024. Accell issued the auditor’s report on the Company’s financial statements for the years ended December 31, 2021, 2022 and 2023.

Effective June 4, 2024, the Board of Directors of the Registrant approved the appointment of Astra Audit & Advisory LLC as its new independent registered auditor to audit the Registrant’s financial statements for its year ended December 31, 2024.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Astra Audit & Advisory LLC and Accell Audit and Compliance, P.A. for the audit of the Registrant’s annual financial statements and review of the quarterly reports on Form 10-Q and Annual Reports on Form 10-K for the years ended December 31, 2024 and 2023.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit fees	$66,000	$64,500

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant believes that its officer and director has not filed all reports required under Section 16(a). All of the information that would be provided by such reports is disclosed in the Company’s periodic reports filed on EDGAR and the Company’s sole director has made no sales of its shares that would be required to be disclosed under Section 16(a).

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

Date: March 28, 2025

QHSLAB, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QHSLab, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QHSLab, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has only recently operated profitably, is highly leveraged and has only recently begun to generate cash from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Intangibles

As described in Note 3 to the Company’s financial statements, the Company evaluates intangible assets with finite lives for impairment when events or changes in circumstances in an impairment may exist and indefinite lives for impairment at least annually or when events or changes in circumstances indicates that an impairment may exist.

We identified the Company’s application of the accounting for impairment of intangibles as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative and quantitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

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

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 28, 2025

3702 W. Spruce Street #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

QHSLab, Inc.

Consolidated Balance Sheets

As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$157,168	$51,582
Accounts receivable, net	196,089	71,382
Inventory	41,779	25,181
Prepaid expenses and other current assets	25,791	7,987
Total current assets	420,827	156,132
Non-current assets:
Capitalized software development costs, net	18,616	93,079
Intangible assets, net	1,360,109	1,432,221
Total assets	$1,799,552	$1,681,432

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$340,962	$78,907
Other current liabilities	343,945	196,590
Loans payable	438,254	546,052
Convertible notes payable	1,284,147	1,235,500
Total current liabilities	2,407,308	2,057,049
Total liabilities	2,407,308	2,057,049

Commitments and contingencies (Note 13)

Stockholders’ Deficit:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 10,806,527 and 9,735,508 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,081	974
Additional paid-in capital	3,722,141	3,606,295
Accumulated deficit	(4,331,350)	(3,983,258)
Total stockholders’ deficit	(607,756)	(375,617)
Total liabilities and stockholders’ deficit	$1,799,552	$1,681,432

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Revenue	$2,131,926	$1,408,995

Cost of revenue	774,036	615,388

Gross profit	1,357,890	793,607

Operating Expenses:
Sales and marketing	509,065	488,537
General and administrative	276,496	259,108
Research and development	294,479	214,008
Amortization	72,112	72,112
Total Operating Expenses	1,152,152	1,033,765

Net operating income (loss)	205,738	(240,158)

Other income and (expense)
Interest expense	(465,055)	(230,494)
Other income	78	2,290
Loss before income taxes	(259,239)	(468,362)
Provision on income taxes	-	-
Net loss	$(259,239)	$(468,362)

Basic net loss per share	$(0.03)	$(0.05)
Diluted net loss per share	$(0.03)	$(0.05)

Weighted average shares outstanding:
Basic	10,288,458	9,416,768
Diluted	10,288,458	9,416,768

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

	Preferred – Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
December 31, 2022 Balance at	1,080,092	$108	2,644,424	$264	9,315,508	$932	$3,589,837	$(3,514,896)	$76,245
Stock-based compensation expense	-	-	-	-	-	-	6,000	-	6,000
Conversion of notes payable	-	-	-	-	420,000	42	10,458	-	10,500
Net loss	-	-	-	-	-	-	-	(468,362)	(468,362)
Balance at December 31, 2023	1,080,092	$108	2,644,424	$264	9,735,508	$974	$3,606,295	$(3,983,258)	$(375,617)
Conversion of notes payable	-	-	-	-	480,000	48	11,952	-	12,000
Common stock dividend on A-2 Preferred Shares	-	-	-	-	491,019	49	88,804	(88,853)	-
Shares issued for services	-	-	-	-	100,000	10	15,090	-	15,100
Net loss	-	-	-	-	-	-	-	(259,239)	(259,239)
Balance at December 31, 2024	1,080,092	$108	2,644,424	$264	10,806,527	$1,081	$3,722,141	$(4,331,350)	$(607,756)

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Operating activities
Net loss	$(259,239)	$(468,362)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for doubtful accounts	4,278	10,216
Amortization	146,575	146,575
Amortization of debt and warrant issuance costs	-	84,082
Stock-based compensation	-	6,000
Shares issued for services	15,100	-
Changes in operating assets and liabilities:
Accounts receivable	(128,985)	(33,864)
Inventory	(16,598)	26,659
Prepaid expenses and other current assets	(17,804)	(677)
Accounts payable	262,055	(6,836)
Other current liabilities	137,055	76,580
Cash flows from operating activities	142,437	(159,627)

Financing activities:
Proceeds from related-party borrowings	10,300	3,236
Proceeds of loan borrowings	146,500	388,700
Repayments of loan borrowings	(193,651)	(359,421)
Cash flows from financing activities	(36,851)	32,515

Change in cash	105,586	(127,112)
Cash and cash equivalents - beginning of year	51,582	178,694
Cash and cash equivalents - end of period	$157,168	$51,582

Supplemental disclosures of cash flow activity:
Cash paid for interest	$245,995	$61,295
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt converted to shares of common stock	$12,000	$10,500
Common stock dividends on A-2 preferred shares	$88,853	$-

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has only recently operated profitably, is highly leveraged and has only recently begun to generate cash from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve increased positive cash flows and continual profitability and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Segment Information

The Company operates as a single operating segment and single reportable segment. Operating segments are defined as components of a business that can earn revenue and incur expenses and for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, allocates resources and assesses performance based upon consolidated financial information due to the interconnected relationship of the Company’s products to the same customers, therefore manages its business as a single operating segment. See Note 13 - Segment Information for additional information.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and adjusts the reserve for uncollectible balances to represent future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring, The Company had no customers that generated 10% or more of its revenue during 2024. As of December 31, 2024, one customer comprised greater than 10% of the outstanding accounts receivable balance at 27.2%.

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

Capitalized software development costs for internal-use software totaled $18,616 as of December 31, 2024 and $93,079 as of December 31, 2023. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the years ended December 31, 2024 and 2023 there was $74,463 and $74,464 of amortization recognized, respectively. There were no impairments recognized during the years ended December 31, 2024 and December 31, 2023.

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

The Company’s revenues consisted of the following:

	For the Years Ended
	December 31,
	2024	2023
Allergy Diagnostic Kit Sales	$832,987	$666,600
Integrated Service Program Revenue	643,211	270,022
Immunotherapy Treatment Sales	409,319	363,184
Clinical Study Revenue	133,650	-
Subscription Revenue	54,523	72,200
Shipping and handling	35,892	32,339
Training & Other Revenue	22,344	4,650
Total revenue	$2,131,926	$1,408,995

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s Software as a Service (SaaS) platform. Research and development expenses are expensed when incurred. For the years ended December 31, 2024 and 2023, there were $294,479 and $214,008 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net earnings or (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings or (loss) per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported for the years ended December 31, 2024 and 2023, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for those periods.

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

The Company has net operating losses of $4,331,350 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to expand disclosures, on an annual and interim basis, about reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company, which has one reportable segment, has adopted ASU 2023-07 and included annual disclosures for all periods presented in the Company’s audited consolidated financial statements and will include all interim disclosures beginning with the Form 10-Q for the period ending March 31, 2025.

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

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	December 31, 2024	December 31, 2023
Accounts receivable	$218,813	$89,827
Allowance for doubtful accounts	(22,724)	(18,445)
Accounts receivable, net	$196,089	$71,382

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at December 31, 2024 and 2023:

	Estimated Useful Life (in years)	December 31, 2024	December 31, 2023
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(204,774)	(130,311)
Capitalized software, net		$18,616	$93,079
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(252,391)	(180,279)
Intangible assets, net		$1,360,109	$1,432,221

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the years ended December 31, 2024 and 2023 there was $74,463 and $74,464 of amortization expense, respectively. Amortization related to the QHSLab platform is recorded within cost of revenue on the Company’s consolidated statements of operations. There were no impairments recognized during the years ended December 31, 2024 and 2023.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $72,112 of amortization expense during each of the years ended December 31, 2024 and 2023.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist.  No impairments or changes in useful lives were recognized during the years ended December 31, 2024 and 2023.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience Research Group, Inc (“MedScience”) (See Note 5 – Capitalized Software and Intangible Assets for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, are being paid in 36 equal monthly installments that began in July 2021.

The Promissory Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase to a predetermined interest rate defined in the Promissory Note. The Company has deferred certain principal payments and MedScience has indicated that it would forbear taking any action but reserves all of its rights under its agreement. The most recent notice of forbearance was received on March 20, 2025. The combined principal due along with accrued interest as of December 31, 2024 is $433,334 and as of December 31, 2023 was $396,138, without giving effect to additional interest of $30,567 and $11,969, respectively, which MedScience may demand as a result of the failure to make payments on the due date provided in the Promissory Note.

On August 12, 2024, the Company entered into a fixed-fee short-term loan with its merchant bank and received $88,555 in net loan proceeds after repaying the prior fixed-fee short-term loan. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $18,198 paid every 60 days. The loan payable is due in February 2026. As of December 31, 2024, the loan balance was $66,294 and is all recorded within current liabilities on the consolidated balance sheets. The December 31, 2023 loan balance of $174,092 is all recorded in current liabilities on the consolidated balance sheets.

Note 7. Convertible Notes Payable

Convertible notes payable at December 31, 2024 and 2023 consist of the following:

	December 31, 2024	December 31, 2023
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	721,841	695,500
Note 3 – Mercer Note #2	462,306	440,000
	1,284,147	1,235,500
Less: current portion	1,284,147	1,235,500
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023 and further extended to December 31, 2024 during the quarter ended March 31, 2024. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2024 at the option of the holder using the same conversion calculation. As of December 31, 2024 and 2023, this Note had $36,548 and $26,521, respectively, of accrued interest recorded in other current liabilities on the consolidated balance sheets. Following the year-ended December 31, 2024, the Maturity Date of Note 1 was further extended to December 31, 2025.

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

On February 19, 2024, the Company received the most recent notice from the manager of Mercer Fund of its agreement to forebear from the exercise of any rights it might have as a result of any defaults under the $806,000 Note and the related documents between the Company and the Mercer Fund, provided that the Mercer Fund reserved all of its rights under such agreements. The $806,000 Note continued to accrue interest at 5%.

On February 20, 2025, the Company received a Notice of Default from Mercer Fund in connection with the $806,000 Note. Under the terms of the $806,000 Note, a failure to pay the principal and interest when due constitutes an Event of Default under Section 7(a)(i) of the Note. The Note matured on August 10, 2022 and remains unpaid. Therefore, as of December 31, 2024, the Company combined the accrued interest as of the default date into the outstanding principal balance of the $806,000 Note and has accrued cumulative default interest of 18% on that balance.

As of December 31, 2024, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $721,841, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s consolidated balance sheets. After giving effect to payments totaling $163,044 made during the year ended December 31, 2024, the $806,000 Note had $158,038 and $87,344 of accrued interest, as of December 31, 2024 and December 31, 2023, respectively, recorded in current liabilities on the consolidated balance sheets.

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

On February 20, 2025, the Company received a Notice of Default from Mercer Fund in connection with the $440,000 Note. Under the terms of the $440,000 Note, a failure to pay the principal and interest when due constitutes an Event of Default under Section 7(a)(i) of the Note. The Note matured on July 22, 2023 and remains unpaid. Therefore, as of December 31, 2024, the Company combined the accrued interest as of the default date into the outstanding principal balance of the $440,000 Note and has accrued cumulative default interest of 18% on that balance.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which are being recognized over the life of the $440,000 Note, along with associated interest, is recorded with current liabilities on the Company’s audited consolidated balance sheets.

As of December 31, 2024, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $462,306, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s consolidated balance sheets. After giving effect to payments totaling $51,956 made during the year ended December 31, 2024, the $440,000 Note had $70,092 and $31,764 of accrued interest, as of December 31, 2024 and December 31, 2023, respectively, recorded in current liabilities on the consolidated balance sheets.

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

Holders of the Series A-2 Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7% and payable annually in cash or shares of common stock at the election of the Company in accordance with the Series A-2 Convertible Stock agreement. As of December 31, 2024, the holders of the series A-2 Preferred Stock had received 491,019 shares of common stock in satisfaction of dividends accrued through December 31, 2024.

Note 9. Income and (Loss) Per Common Share

The Company calculates net income or loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net income (loss) per common share were determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible debt and preferred shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 as the result would be anti-dilutive.

	Years Ended December 31,
	2024	2023
Stock options	1,100,000	1,100,000
Stock warrants	550,000	1,494,854
Total shares excluded from calculation	1,650,000	2,594,854

Note 10. Stock-based Compensation

During the years ended December 31, 2024 and 2023, there was $0 and $6,000, respectively, in stock-based compensation associated with stock options included in research and development expense. Additionally, during the same periods there was $1,258 and $0, respectively, of expense associated with shares issued for services recorded in Research and development expense.

There were no options granted during the years ended December 31, 2024 and 2023. There were no options exercised, forfeited or cancelled during either period.

As of December 31, 2024, all compensation related to the 1,100,000 outstanding options has been recognized. The options were expensed over the vesting period for each Advisor.

Options outstanding at December 31, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	600,000	600,000

Warrants outstanding at December 31, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	550,000	550,000

Note 11. Related-Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our principal shareholder, bear no interest and are due on demand. These terms and conditions may not be indicative of what a third-party investor may agree to. As of December 31, 2024 and 2023 amounts due to related-parties totaled $13,536 and $3,236, respectively and are included in other current liabilities on the Company’s consolidated balance sheets.

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

The valuation allowance at December 31, 2024 and 2023 was $890,924 and $836,484, respectively. The net change in valuation allowance during the years ended December 31, 2024 and 2023 were $54,440 and $98,356, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. That realization is dependent upon the future generation of taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, the Company has determined that enough uncertainty exists regarding the realization of the deferred tax asset balance to apply a full valuation allowance against these assets as of December 31, 2024 and 2023. All tax years remain open for examination by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2024 and 2023 are as follows:

	For the Years Ended
	December 31,
	2024	2023

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	—	—

The Company has net operating losses of $4,331,350 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Note 13. Segment Information

The Company’s Chief Executive Officer (“CEO”) is the CODM and allocates resources and assesses performance based upon consolidated Net loss that is included in the accompanying consolidated statements of operations. Accordingly, the Company operates as a single operating segment. The measure of segment assets is reflected as Total assets in the accompanying consolidated balance sheets. The Company’s revenue is derived from providing Primary Care Physicians (“PCP’s”) with relevant value-based tools to enable them to diagnosis and treat their patients. See additional discussion of revenue in Note 3 - Basis of Presentation.

Note 14. Commitments and Contingencies

There are no pending or threatened legal proceedings as of December 31, 2024. The Company has no non-cancellable operating leases.

Note 15. Subsequent Events

On January 6, 2025, Mercer Street Global Opportunity Fund, LLC, converted $25,000 of the principal amount of the $806,000 Secured Convertible Promissory Note issued August 10, 2021, into 125,000 shares of the Company’s common stock at a price of $0.20 per share.

On January 13, 2025, Mercer Street Global Opportunity Fund, LLC, converted $50,000 of the principal amount of the $806,000 Secured Convertible Promissory Note issued August 10, 2021, into 250,000 shares of the Company’s common stock at a price of $0.20 per share.

On February 5, 2024, the Company entered into an Investor Relations Consulting Agreement with Hayden IR, LLC (HIR) to which HIR will provide investor relations services to the Company. In consideration of these services, HIR received a one-time payment of 100,000 shares of the Company’s common stock (the “Share Payment”).

On February 20, 2025, the Company received a Notice of Default from Mercer Street Global Opportunity Fund, LLC (the “Lender”) in connection with the $806,000 Note and the $440,000 Note. Under the terms of the Notes, a failure to pay the principal and interest when due constitutes an Event of Default under Section 7(a)(i) of the Notes. The Notes matured on August 10, 2022, and July 22, 2023, respectively, and remain unpaid. The Company has accrued default interest of 18% as of December 31, 2024 for these notes. See Note 7 Convertible Notes Payable for additional information regarding these notes.

