Form 10-Q
period 2025-03-31
QHSLab, Inc.
filed 2025-05-14
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On May 14, 2025, the Registrant had 11,281,527 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$61,065	$157,168
Accounts receivable, net	194,978	196,089
Inventory	29,192	41,779
Prepaid expenses and other current assets	40,579	25,791
Total current assets	325,814	420,827
Non-current assets:
Capitalized software development costs, net	-	18,616
Intangible assets, net	1,342,081	1,360,109
Total assets	$1,667,895	$1,799,552

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$318,768	$340,962
Other current liabilities	339,645	343,945
Loans payable	391,700	438,254
Convertible notes payable	1,209,147	1,284,147
Total current liabilities	2,259,260	2,407,308
Total liabilities	2,259,260	2,407,308

Commitments and contingencies (Note 14)

Stockholders’ Deficit:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 11,281,527 and 10,806,527 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,128	1,081
Additional paid-in capital	3,818,094	3,722,141
Accumulated deficit	(4,410,959)	(4,331,350)
Total stockholders’ deficit	(591,365)	(607,756)
Total liabilities and stockholders’ deficit	$1,667,895	$1,799,552

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Revenue	$645,419	$488,587

Cost of revenue	215,475	202,429

Gross profit	429,944	286,158

Operating Expenses:
General and administrative	155,523	89,942
Sales and marketing	144,399	121,946
Research and development	124,033	42,638
Amortization	18,028	18,028
Total Operating Expenses	441,983	272,554

Net operating (loss) income	(12,039)	13,604

Other income (expense):
Interest expense	(67,570)	(32,129)
Loss before income taxes	(79,609)	(18,525)
Provision on income taxes	-	-
Net loss	$(79,609)	$(18,525)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	11,191,527	9,877,926

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	1,080,092	$108	2,644,424	$264	10,806,527	$1,081	$3,722,141	$(4,331,350)	$(607,756)
Shares issued for services	-	-	-	-	100,000	10	20,990	-	21,000
Conversion of notes payable	-	-	-	-	375,000	37	74,963	-	75,000
Net loss	-	-	-	-	-	-	-	(79,609)	(79,609)
Balance at March 31, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,410,959)	$(591,365)

Balance at January 1, 2024	1,080,092	$108	2,644,424	$264	9,735,508	$974	$3,606,295	$(3,983,258)	$(375,617)
Conversion of notes payable	-	-	-	-	480,000	48	11,952	-	12,000
Net loss	-	-	-	-	-	-	-	(18,525)	(18,525)
Balance at March 31, 2024	1,080,092	$108	2,644,424	$264	10,215,508	$1,022	$3,618,247	$(4,001,783)	$(382,142)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

Operating activities
Net loss	$(79,609)	$(18,525)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for doubtful accounts	7,276	(707)
Amortization	36,644	36,645
Shares issued for services	21,000	-
Changes in net assets and liabilities:
Accounts receivable	(6,165)	(58,800)
Inventory	12,587	(11,927)
Prepaid expenses and other current assets	(14,788)	417
Accounts payable	(22,194)	85,392
Other current liabilities	(4,300)	24,077
Cash flows from operating activities	(49,549)	56,572

Financing activities:
Proceeds from related-party borrowings	-	10,300
Repayments of loan borrowings	(46,554)	(51,525)
Cash flows from financing activities	(46,554)	(41,225)

Net change in cash	(96,103)	15,347
Cash and cash equivalents – beginning of year	157,168	51,582
Cash and cash equivalents - end of period	$61,065	$66,929

Supplemental disclosures of cash flow activity:
Cash paid for interest	$75,493	$7,117
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$75,000	$12,000

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Company is a medical device technology and software-as-a-service (“SaaS”) company focused on enabling primary care physicians (“PCPs”) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures.

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses during most fiscal quarters since inception, is highly leveraged and does not consistently generate cash from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve increased positive cash flows and continual profitability and, pending such achievements, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2024 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Segment Information

The Company operates as a single operating segment and single reportable segment. Operating segments are defined as components of a business that can earn revenue and incur expenses and for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, allocates resources and assesses performance based upon condensed consolidated financial information due to the interconnected relationship of the Company’s products to the same customers, therefore manages its business as a single operating segment. See Note 13 - Segment Information for additional information.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had one customer that generated 10% or more of its revenue during the three-month period ended March 31, 2025 with 13.8% of revenue. As of March 31, 2025, two customers each comprised greater than 10% of the outstanding accounts receivable balance, one at 19.7% and the other at 10.8%.

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

Capitalized software development costs for internal-use software net of accumulated amortization totaled $0 as of March 31, 2025 and $18,616 as of December 31, 2024. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During each of the three-month periods ended March 31, 2025 and 2024, there was $18,616 of amortization recognized. There were no impairments recognized during the three-month period ended March 31, 2025 and the year ended December 31, 2024.

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

Revenue Recognition: Pursuant to ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) the Company recognizes revenue upon transfer of control of goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods. The Company does not allow for the return of products and therefore does not establish an allowance for returns.

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

The Company’s revenues consisted of the following:

	For the Three Months Ended
	March 31,
	2025	2024
Allergy Diagnostic Kit Sales	$264,913	$237,066
Integrated Service Program	162,502	127,004
Immunotherapy Treatment Sales	97,329	86,325
Clinical Study Revenue	89,100	-
Subscription Revenue	9,285	18,370
Shipping and handling	9,970	9,959
Training and Other Revenue	12,320	9,863
Total Revenue	$645,419	$488,587

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended March 31, 2025 and 2024, there was $124,033 and $42,638 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2025 or 2024.

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

The Company has net operating loss carry forwards of $4,410,959 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to expand disclosures, on an annual and interim basis, about reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company, which has one reportable segment, has adopted ASU 2023-07 and included annual disclosures for all periods presented in the Company’s audited consolidated financial statements and all interim disclosures beginning with the Form 10-Q for the period ending March 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 beginning in with the Form 10-Q for the period ending March 31, 2025. See Note 12 – Income Taxes.

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

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	March 31, 2025	December 31, 2024
Accounts receivable	$224,978	$218,813
Allowance for doubtful accounts	(30,000)	(22,724)
Accounts receivable, net	$194,978	$196,089

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at March 31, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	March 31, 2025	December 31, 2024
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(223,390)	(204,774)
Capitalized software, net		$-	$18,616
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(270,419)	(252,391)
Intangible assets, net		$1,342,081	$1,360,109

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the three months ended March 31, 2025 and 2024 there was $18,616 of amortization expense. Amortization related to the QHSLab platform is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. There were no impairments recognized during the three-month period ended March 31, 2025 and the year ended December 31, 2024.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization expense during each of the quarters ended March 31, 2025 and 2024.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the three-month period ended March 31, 2025 and the year ended December 31, 2024.

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

The Promissory Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase to a predetermined interest rate defined in the Promissory Note. The Company has deferred certain principal payments and MedScience has indicated that it would forbear taking any action but reserves all of its rights under its agreement. The most recent notice of forbearance was received on March 20, 2025. The combined principal due along with accrued interest as of March 31, 2025 is $442,633 and as of December 31, 2024 was $433,334, without giving effect to additional interest of $35,216 and $30,567, respectively, which MedScience may demand as a result of the failure to make payments on the due date provided in the Promissory Note.

On August 12, 2024, the Company entered into a fixed-fee short-term loan with its merchant bank and received $88,555 in net loan proceeds after repaying the prior fixed-fee short-term loan. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $18,198 paid every 60 days. The loan payable is due in February 2026. As of March 31, 2025, the loan balance was $19,740 and is all recorded within current liabilities on the condensed consolidated balance sheets. The December 31, 2024 loan balance of $66,294 is all recorded in current liabilities on the condensed consolidated balance sheets.

Note 7. Convertible Notes Payable

Convertible notes payable at March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	646,841	721,841
Note 3 – Mercer Note #2	462,306	462,306
	1,209,147	1,284,147
Less: current portion	1,209,147	1,284,147
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1). The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023 and further extended to December 31, 2024 during the quarter ended March 31, 2024, and further extended to December 31, 2025 during the quarter ended March 31, 2025. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2025 at the option of the holder using the same conversion calculation. As of March 31, 2025 and December 31, 2024, this Note had $39,014 and $36,548, respectively, of accrued interest recorded in other current liabilities on the condensed consolidated balance sheets.

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

The 930,000 Warrants are initially exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant. The shares issuable upon conversion of the $806,000 Note and exercise of the Warrants are to be registered under the Securities Act of 1933, as amended, for resale by the investor as provided in the Registration Rights Agreement. The Warrants may be exercised by means of a “cashless exercise” if at any time the shares issuable upon exercise of the Warrant are not covered by an effective registration statement. The right to exercise the 930,000 Warrants has expired.

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

On January 6, 2025, Mercer Fund converted $25,000 of the principal amount of the $806,000 Note into 125,000 shares of the Company’s common stock at a price of $0.20 per share.

On January 13, 2025, Mercer Fund converted $50,000 of the principal amount of the $806,000 Note into 250,000 shares of the Company’s common stock at a price of $0.20 per share.

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

As of March 31, 2025, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $646,841, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s condensed consolidated balance sheets. After giving effect to payments totaling $70,000 made during the three months March 31, 2025, the $806,000 Note had $117,545 and $158,038 of accrued interest, as of March 31, 2025 and December 31, 2024, respectively, recorded in current liabilities on the condensed consolidated balance sheets.

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

As of March 31, 2025, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $462,306, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s condensed consolidated balance sheets. After giving effect to payments totaling $51,956 made during the year ended December 31, 2024, the $440,000 Note had $90,896 and $70,092 of accrued interest, as of March 31, 2025 and December 31, 2024, respectively, recorded in current liabilities on the condensed consolidated balance sheets.

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

Note 9. Income and (Loss) Per Common Share

The Company calculates net income or loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net income (loss) per common share were determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible debt and preferred shares have not been included in the computation of diluted net loss per share for the quarters ended March 31, 2025 and 2024 as the result would be anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Stock options	600,000	1,100,000
Stock warrants	550,000	1,480,000
Total shares excluded from calculation	1,150,000	2,580,000

Note 10. Stock-based Compensation

During the three-month periods ended March 31, 2025 and 2024, there was no stock-based compensation associated with stock options included in research and development expense.

There were no options exercised, forfeited or cancelled during the period. During the three-month periods ended March 31, 2025 and 2024 there were no options granted and 500,000 options expired.

Options outstanding at March 31, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	600,000	600,000

During the quarter ended March 31, 2025, 500,000 outstanding options expired.

Warrants outstanding at March 31, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	550,000	550,000

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our principal shareholder, bear no interest and are due on demand. These terms and conditions of which may not be indicative of what a third-party investor may agree to. As of March 31, 2025 and December 31, 2024 amounts due to related-parties totaled $13,536 and $13,536, respectively and are included in other current liabilities on the Company’s condensed consolidated balance sheets.

The Company’s Chief Executive Officer and principal shareholder is a minority shareholder of MedScience. In addition, the Chief Executive Officer provides services to MedScience for which he is compensated.

Convertible notes payable, related party: See Note 7.

Note 12. Income Taxes

For the three-month period ended March 31, 2025 and the year ended December 31, 2024, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

Note 13. Segment Information

The Company’s Chief Executive Officer (“CEO”) is the CODM and allocates resources and assesses performance based upon consolidated Net loss that is included in the accompanying consolidated condensed statements of operations. Accordingly, the Company operates as a single operating segment. The measure of segment assets is reflected as Total assets in the accompanying consolidated condensed balance sheets. The Company’s revenue is derived from providing Primary Care Physicians (“PCPs”) with relevant value-based tools to enable them to diagnosis and treat their patients. See additional discussion of revenue in Note 3 - Basis of Presentation.

Note 14. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2025. The Company has no non-cancellable operating leases.

On February 20, 2025, the Company received a notice of default from Mercer in respect of the $806,000 Note and the $440,000 Note. To date, Mercer has elected not to commence actions seeking to enforce its rights under the Notes and the Company has engaged in discussions with Mercer in an effort to restructure the Notes.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2024 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

We operate as a single operating segment and single reportable segment. Operating segments are defined as components of a business that can earn revenue and incur expenses and for which discrete financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. Our CODM, the Chief Executive Officer, allocates resources and assesses performance based upon condensed consolidated financial information due to the interconnected relationship of our products to the same customers, therefore manages our business as a single operating segment.

Results of Operations during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024

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

For the period ended March 31, 2025, we generated revenues of $645,419 compared to $488,587 of revenues for the period ended March 31, 2024. The increase in revenues for the period ended March 31, 2025, is attributed to the inclusion of revenues as a result of the achievement of the performance obligations associated with a clinical study undertaken by us pursuant to an agreement with a third party, a 28.0% increase in revenues generated from ISP services to $162,502 compared to $127,004 in the first quarter of 2024. Revenues in the first quarter 2025 were also driven by a 11.7% increase in sales of Allergy Diagnostic Kits to $264,913 compared to $237,066 in the first quarter of 2024.

Our revenues consisted of the following:

	For the Three Months Ended
	March 31,
	2025	2024
Allergy Diagnostic Kit Sales	$264,913	$237,066
Integrated Service Program	162,502	127,004
Immunotherapy Treatment Sales	97,329	86,325
Clinical Study Revenue	89,100	-
Subscription Revenue	9,285	18,370
Shipping and handling	9,970	9,959
Training and Other Revenue	12,320	9,863
Total revenue	$645,419	$488,587

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to ISP sales and the amortization of our capitalized software.

For the three months ended March 31, 2025 and 2024, cost of revenues was $215,475 and $202,429, respectively.

The Company generated a gross profit of $429,944 during the three months ended March 31, 2025 compared to $286,158 for the three months ended March 31, 2024. Gross margin increased from 58.6% during the three months ended March 31, 2024 to 66.6% for the three months ended March 31, 2025. The increase in gross margin was attributable to a combination of changes in the product mix including the growth of ISP revenue and improved cost structure since the acquisition of intangible assets from MedScience and synergies across our core product lines as well as the recognition of revenue as a result of the achievement of research performance obligations associated with the clinical study which utilizes costs already included in cost of goods sold.

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

For the three months ended March 31, 2025, sales and marketing expenses totaled $144,399 compared to $121,946 for the three months ended March 31, 2024, an increase of $22,453.

The increase in sales and marketing expenses for the period ended March 31, 2025 compared to the same period in 2024 relate to an increase in payroll-related and strategic marketing expenses as we were investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended March 31, 2025, general and administrative expenses totaled $155,523, an increase of $65,581, compared to $89,942 for the three months ended March 31, 2024. The increase is primarily due to increased fees associated with investor relations combined with increases in sales processing, cloud-related hosting and legal fees.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended March 31, 2025, R&D expenses totaled $124,033, an increase of $81,395 compared to $42,638 for the three months ended March 31, 2024.

The increase in R&D expenses for the period ended March 31, 2025, as compared to 2024, was driven by increases in software development expenses as we continue to expand the commercialization of our QHSLab platform software and R&D consulting expenses including the appointment of a medical and scientific affairs liaison during the second quarter of 2024. We expect that our R&D expenses will continue to increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Income and Expense

For the three months ended March 31, 2025, interest expense increased by $35,441 to $67,570 from $32,129 for the three months ended March 31, 2024. The increase is driven by default interest associated with the Mercer Fund $806,000 Note and $440,000 Note. The interest rate increased from 5% to 18% as of the date of default and all accrued interest as of the date was consolidated into the principal balance.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2025, we had current assets totaling $325,814, including $61,065 of cash, $194,978 of accounts receivable, $29,192 of inventory, and $40,579 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,259,260 consisting of $318,768 in accounts payable, $339,645 in other current liabilities and $1,600,847 representing the current portions of outstanding loans and convertible notes. There were no balances classified as long-term liabilities on our condensed consolidated balance sheets.

On December 31, 2024, we had current assets totaling $420,827, including $157,168 of cash, $196,089 of accounts receivable, $41,779 of inventory, and $25,791 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,407,308 consisting of $340,962 in accounts payable, $343,945 in other current liabilities and $1,722,401 representing the current portions of outstanding loans and convertible notes. There were no balances classified as long-term liabilities on our condensed consolidated balance sheets.

We used cash flows of $49,549 and generated cash flows of $56,572 from operations during the three-month periods ending March 31, 2025 and 2024, respectively.

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

The remaining principal and interest accrued on the Acquisition Note was $442,633 as of March 31, 2025, and we are in default under this Note. We last received a notice of forbearance from the holder of the Acquisition Note on March 20, 2025, in which it reserved all of its rights. We also are currently in default of our obligations under the First OID Note and the Second OID Note. We last received a notice of forbearance from the manager of Mercer Street Global Opportunity Fund, LLC, on February 19, 2024, in which it reserved all rights it might have as a result of our defaults under the First OID Note, the Second OID Note and the related documents between us and the Fund. On May 12, 2025, Mercer Street Global Opportunity Fund, LLC assigned the First OID Note and the Second OID Note to Catheter Precision, Inc. Amounts accrued as interest under the Acquisition Note do not include interest and penalties which would be payable if the holder of such Note elects to exercise its rights under the default provisions of the Note. On February 20, 2025 we received notices of default in respect of the First OID Note and Second OID Note, there is no guarantee that the holder of the OID Notes and the holder of the Acquisition Note will continue to forbear from exercising such rights as they may have to collect amounts due, including seeking to foreclose upon such liens they may have on our assets.

Under the terms of the OID Notes, a failure to pay the principal and interest when due constitutes an Event of Default. The Company has accrued default interest of 18% as of December 31, 2024 for these notes and continues to accrue interest at that rate. See Note 7 Convertible Notes Payable for additional information regarding these notes.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $4,410,959 at March 31, 2025, generated net losses of $79,609 and $259,239 for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, and used cash in operations of $49,549 in the quarter ended March 31, 2025, and generated cash flows of $142,437 in operations in the year ended December 31, 2024. We are currently in default of our obligations under our OID Notes and the Acquisition Note. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our working capital requirements are expected to increase in line with the growth of our business. We will remain highly leveraged as we seek to expand our business. Existing working capital and anticipated cash flows are expected to be adequate to fund our operations over the next twelve months, provided the holders of our notes do not initiate enforcement proceedings. If necessary, we would seek to supplement the amounts available to fund our operations through the issuance of debt or equity.

In addition to using our cash to satisfy our working capital needs, we have begun to make payments on our outstanding indebtedness to avoid continued growth in the amount of accrued interest and penalties, and to retain the support of our lenders. While the holders of our First and Second OID Notes and the Acquisition Note previously agreed to forbear and to date have not exercised their rights as a result of our defaults at this time, there is no guarantee they will continue to do so. If they elect to exercise their rights, the amount of accrued interest and penalties owed under the agreements will substantially increase. Further, should they demand immediate payment of all amounts currently due and, in the case of the OID Notes, exercise rights available under the related Security Agreements, it would have a material adverse effect on our business and jeopardize our ability to continue operations. Any future effort to restructure existing indebtedness through agreements with our current lenders to allow us to increase the amount we can devote to expanding our operations will require the consent of our current lenders and likely would require the issuance of additional debt or equity securities. Should we seek to raise additional capital to satisfy our lenders, there is no assurance sufficient amounts will be available.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as wars in the Ukraine and Israel, increases in inflation and other risks detailed in the risk factors sections detailed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2025, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	May 14, 2025

