Form 10-Q
period 2025-06-30
QHSLab, Inc.
filed 2025-08-14
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On August 14, 2025, the Registrant had 11,281,527 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$168,358	$157,168
Accounts receivable, net	148,191	196,089
Inventory	42,264	41,779
Prepaid expenses and other current assets	27,167	25,791
Total current assets	385,980	420,827
Non-current assets:
Capitalized software development costs, net	-	18,616
Intangible assets, net	1,324,053	1,360,109
Total assets	$1,710,033	$1,799,552

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$362,162	$340,962
Other current liabilities	411,087	343,945
Loans payable	371,960	438,254
Convertible notes payable	1,209,147	1,284,147
Total current liabilities	2,354,356	2,407,308
Total liabilities	2,354,356	2,407,308

Commitments and contingencies (Note 14)

Stockholders’ Deficit:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264
Common stock, 900,000,000 shares authorized, $0.0001 par value; 11,281,527 and 10,806,527 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,128	1,081
Additional paid-in capital	3,818,094	3,722,141
Accumulated deficit	(4,463,917)	(4,331,350)
Total stockholders’ deficit	(644,323)	(607,756)
Total liabilities and stockholders’ deficit	$1,710,033	$1,799,552

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$605,446	$473,073	$1,250,865	$961,660

Cost of revenue	206,431	178,628	421,906	381,057

Gross profit	399,015	294,445	828,959	580,603

Operating expenses:
General and administrative	98,650	47,455	254,173	137,397
Sales and marketing	158,447	134,183	302,846	256,129
Research and development	112,364	64,812	236,397	107,450
Amortization	18,028	18,028	36,056	36,056
Total Operating expenses	387,489	264,478	829,472	537,032

Net operating income (loss)	11,526	29,967	(513)	43,571

Other income (expense):
Interest expense	(64,484)	(32,857)	(132,054)	(64,986)
Loss before income taxes	(52,958)	(2,890)	(132,567)	(21,415)
Provision on income taxes	-	-	-	-
Net loss	$(52,958)	$(2,890)	$(132,567)	$(21,415)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding: (Basic and diluted)	11,281,527	10,218,562	11,236,776	10,048,244

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	1,080,092	$108	2,644,424	$264	10,806,527	$1,081	$3,722,141	$(4,331,350)	$(607,756)
Shares issued for services	-	-	-	-	100,000	10	20,990	-	21,000
Conversion of notes payable	-	-	-	-	375,000	37	74,963	-	75,000
Net loss	-	-	-	-	-	-	-	(79,609)	(79,609)
Balance at March 31, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,410,959)	$(591,365)
Net loss	-	-	-	-	-	-	-	(52,958)	(52,958)
Balance at June 30, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,463,917)	$(644,323)

Balance at January 1, 2024	1,080,092	$108	2,644,424	$264	9,735,508	$974	$3,606,295	$(3,983,258)	$(375,617)
Conversion of notes payable	-	-	-	-	480,000	48	11,952	-	12,000
Net loss	-	-	-	-	-	-	-	(18,525)	(18,525)
Balance at March 31, 2024	1,080,092	$108	2,644,424	$264	10,215,508	$1,022	$3,618,247	$(4,001,783)	$(382,142)
Common stock dividend on A-2 Preferred Shares	-	-	-	-	277,944	27	59,208	(59,235)	-
Net loss	-	-	-	-	-	-	-	(2,890)	(2,890)
Balance at June 30, 2024	1,080,092	$108	2,644,424	$264	10,493,452	$1,049	$3,677,455	$(4,063,908)	$(385,032)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Operating activities
Net loss	$(132,567)	$(21,415)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for doubtful accounts	7,276	(707)
Amortization	54,672	73,288
Shares issued for services	21,000	-
Changes in net assets and liabilities:
Accounts receivable	40,622	(59,457)
Inventory	(485)	18,964
Prepaid expenses and other current assets	(1,376)	3,787
Accounts payable	21,200	113,000
Other current liabilities	67,142	16,501
Cash flows from operating activities	77,484	143,961

Financing activities:
Proceeds from related-party borrowings	-	10,300
Repayments of loan borrowings	(66,294)	(101,643)
Cash flows from financing activities	(66,294)	(91,343)

Net change in cash	11,190	52,618
Cash and cash equivalents – beginning of year	157,168	51,582
Cash and cash equivalents - end of period	$168,358	$104,200

Supplemental disclosures of cash flow activity:
Cash paid for interest	$77,823	$44,047
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$75,000	$12,000
Common stock dividends on A-2 preferred shares	$-	$59,235

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

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2024 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Segment Information

The Company operates as a single operating segment and single reportable segment. Operating segments are defined as components of a business that can earn revenue and incur expenses and for which discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer (“CEO”), allocates resources and assesses performance based upon condensed consolidated financial information due to the interconnected relationship of the Company’s products to the same customers, therefore manages its business as a single operating segment. See Note 13 - Segment Information for additional information.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during either the three or six-month periods ended June 30, 2025. As of June 30, 2025, two customers each comprised greater than 10% of the outstanding accounts receivable balance, one at 19.9% and the other at 11.0%.

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

Capitalized software development costs for internal-use software net of accumulated amortization totaled $0 as of June 30, 2025 and $18,616 as of December 31, 2024. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the three months ended June 30, 2025 there was $0 of amortization and during the three months ended June 30, 2024 there was $18,616 of amortization recognized. During the six months ended June 30, 2025, there was $18,616 of amortization and $37,231 of amortization recognized during the six-month period ended June 30, 2024. There were no impairments recognized during the six-month period ended June 30, 2025 and the year ended December 31, 2024.

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

The Company sells allergy diagnostic-related products, immunotherapy treatments, and digital medicine services to physicians. Revenue is recognized once the Company satisfies its performance obligation which occurs at the point in time when title and possession of products have transitioned to the customer which, beginning in the quarter ended June 30, 2025, is typically upon shipment of the products or services.

The Company includes shipping and handling fees billed to customers in revenue.

The Company also generates revenue through SaaS agreements whereby the Company provides physicians’ practices access to its proprietary internally-developed software that provides clinical decision support and patient monitoring. The agreements provide for either monthly or annual access to the software. The access to the system begins immediately and revenue is recognized over the agreement term.

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

The Company’s revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Allergy Diagnostic Kit Sales	$197,644	$190,994	$462,557	$428,060
Integrated Service Program	263,628	160,448	426,130	287,452
Immunotherapy Treatment Sales	119,885	92,482	217,214	178,807
Clinical Study Revenue	-	-	89,100	-
Subscription Revenue	9,252	14,339	18,537	32,709
Shipping and handling	10,091	8,861	20,061	18,820
Training and Other Revenue	4,946	5,949	17,266	15,812
Total revenue	$605,446	$473,073	$1,250,865	$961,660

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended June 30, 2025 and 2024, there was $112,364 and $64,812 of research and development expenses incurred, respectively. For the six months ended June 30, 2025 and 2024, there was $236,397 and $107,450 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of June 30, 2025 or 2024.

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

The Company has net operating loss carry forwards of $4,463,917 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 beginning with the Form 10-Q for the period ending March 31, 2025. See Note 12 – Income Taxes.

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

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	June 30, 2025	December 31, 2024
Accounts receivable	$178,191	$218,813
Allowance for doubtful accounts	(30,000)	(22,724)
Accounts receivable, net	$148,191	$196,089

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at June 30, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	June 30, 2025	December 31, 2024
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(223,390)	(204,774)
Capitalized software, net		$-	$18,616
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(288,447)	(252,391)
Intangible assets, net		$1,324,053	$1,360,109

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. Amortization related to the QHSLab platform was $0 and $18,616 for the three-month periods ended June 30, 2025 and 2024, respectively, and is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. Amortization was $18,616 and $37,231 for the six-month periods ended June 30, 2025 and 2024, respectively. There were no impairments recognized during the six-month period ended June 30, 2025 and the year ended December 31, 2024.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group, Inc. (“MedScience”) as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization during each of the three-month periods ended June 30, 2025 and 2024 and $36,056 of amortization expense during each of the six-month periods ended June 30, 2025 and 2024.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the six-month period ended June 30, 2025 and the year ended December 31, 2024.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, were to be paid in 36 equal monthly installments that began in July 2021.

The Promissory Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase to a predetermined interest rate defined in the Promissory Note. The Company has deferred certain principal payments and MedScience has indicated that it would forbear taking any action but reserves all of its rights under its agreement. The most recent notice of forbearance was received on March 20, 2025. The combined principal due along with accrued interest as of June 30, 2025 is $451,828 and as of December 31, 2024 was $433,334, without giving effect to additional interest of $39,934 and $30,567, respectively, which MedScience may demand as a result of the failure to make payments on the due date provided in the Promissory Note.

On August 12, 2024, the Company entered into a fixed-fee short-term loan with its merchant bank and received $88,555 in net loan proceeds after repaying the prior fixed-fee short term loan. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $18,198 paid every 60 days. The loan payable, which was due in February 2026, was paid off during May 2025. The December 31, 2024 loan balance of $66,294 is all recorded in current liabilities on the condensed consolidated balance sheets.

Note 7. Convertible Notes Payable

Convertible notes payable at June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	646,841	721,841
Note 3 – Mercer Note #2	462,306	462,306
	1,209,147	1,284,147
Less: current portion	1,209,147	1,284,147
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1), the terms and conditions of which may not be indicative of what a third-party investor may agree to. The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023 and further extended to December 31, 2024 during the quarter ended March 31, 2024, and further extended to December 31, 2025 during the quarter ended March 31, 2025. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2025 at the option of the holder using the same conversion calculation. As of June 30, 2025 and December 31, 2024, this note had $41,507 and $36,548, respectively, of accrued interest, which is included within other current liabilities on the condensed consolidated balance sheets.

Note 2 – Effective August 10, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which it issued to the investor an Original Issue Discount Secured Convertible Promissory Note (the “$806,000 Note”) in the principal amount of $806,000 and warrants to purchase 930,000 shares of the Company’s common stock for aggregate consideration of $750,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with the investor, which obligated the Company to register the shares issuable upon conversion of the $806,000 Note and exercise of the Warrants under the Securities Act of 1933, as amended, for resale by the investor.

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

The 930,000 Warrants were exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant, and could be exercised by means of a “cashless exercise” under certain conditions. The right to exercise the 930,000 Warrants has expired.

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

As of June 30, 2025, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $646,841, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s condensed consolidated balance sheets. After giving effect to payments totaling $70,000 made during the six months ended June 30, 2025, the $806,000 Note had $146,977 and $158,038 of accrued interest, as of June 30, 2025 and December 31, 2024, respectively, recorded in current liabilities on the condensed consolidated balance sheets.

On May 12, 2025, the Mercer Fund assigned all of its interest in and to, and duties and obligations under the $806,000 Note to Catheter Precision, Inc. (“Catheter”) in connection with the acquisition by Mercer Fund of certain securities of Catheter.

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

The 550,000 Warrants were initially exercisable for a period of three years at a price of $0.50 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant, and could be exercised by means of a “cashless exercise” under certain conditions. The right to exercise the 550,000 Warrants expired on July 18, 2025.

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

As of June 30, 2025, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $462,306, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s condensed consolidated balance sheets. After giving effect to payments totaling $51,956 made during the year ended December 31, 2024, the $440,000 Note had $111,931 and $70,092 of accrued interest, as of June 30, 2025 and December 31, 2024, respectively, recorded in current liabilities on the condensed consolidated balance sheets.

On May 12, 2025, the Mercer Fund assigned all of its interest in and to, and duties and obligations under the $440,000 Note to Catheter in connection with the acquisition by Mercer Fund of certain securities of Catheter.

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

Note 9. Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share were determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the six-month periods ended June 30, 2025 and 2024 as the result would be anti-dilutive.

	Six Months Ended June 30,
	2025	2024
Stock options	450,000	1,100,000
Stock warrants	550,000	1,480,000
Total shares excluded from calculation	1,000,000	2,580,000

Note 10. Stock-based Compensation

During the six-month periods ended June 30, 2025 and 2024, there was no stock-based compensation associated with stock options included in research and development expense.

There were no options exercised, forfeited or cancelled during the period. During the six-month periods ended June 30, 2025 and 2024 there were no options granted and 650,000 expired.

Options outstanding at June 30, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	450,000	450,000

During the quarter ended June 30, 2025, 150,000 outstanding options expired and 650,000 outstanding options expired during the six months ended June 30, 2025.

Warrants outstanding at June 30, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	550,000	550,000

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our principal shareholder, bear no interest and are due on demand. These terms and conditions may not be indicative of what a third-party investor may agree to. As of June 30, 2025 and December 31, 2024 amounts due to related-parties totaled $13,536 and are included in other current liabilities on the Company’s condensed consolidated balance sheets.

The Company’s CEO and principal shareholder is a minority shareholder of MedScience. In addition, the CEO provides services to MedScience for which he is compensated.

Convertible notes payable, related party: See Note 7.

Note 12. Income Taxes

For the six-month period ended June 30, 2025 and the year ended December 31, 2024, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

Note 13. Segment Information

The Company’s CEO is the CODM and allocates resources and assesses performance based upon consolidated Net loss that is included in the accompanying condensed consolidated statements of operations. Accordingly, the Company operates as a single operating segment. The measure of segment assets is reflected as Total assets in the accompanying condensed consolidated balance sheets. The Company’s revenue is derived from providing PCPs with relevant value-based tools to enable them to diagnosis and treat their patients. See additional discussion of revenue in Note 3 - Basis of Presentation.

Note 14. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2025. The Company has no non-cancellable operating leases.

On February 20, 2025, the Company received a notice of default from Mercer Fund in respect of the $806,000 Note and the $440,000 Note. On May 12, 2025, Mercer Fund assigned all of its interest in and obligations under the $806,000 Note and $440,000 Note to Catheter. To date, Catheter has not commenced actions seeking to enforce its rights under the Notes and the Company has engaged in discussions with Catheter in an effort to restructure the Notes.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2024 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Increasingly, regulators and insurance companies have come to recognize what health care technologists have been saying for nearly 17 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. More health insurers have realized that Artificial Intelligence (“AI”) enabled digital medicine technologies such as those provided through our proprietary internally-developed QHSLab platform software (“QHSLab”) can provide the necessary encounters to foster patient compliance in between visits to a physician.

Based on the success of PCPs using our QHSLab allergy diagnostics combined with the products acquired from MedScience Research Group, Inc. (“MedScience”), we intend to increase our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostics and treatments, and digital medicine programs that PCPs can use and prescribe in their practices. In all cases, PCPs will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

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

Results of Operations during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024

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

For the three months ended June 30, 2025, we generated revenues of $605,446 compared to $473,073 of revenues for the three months ended June 30, 2024 which was driven by a 64% increase in our ISP revenues during the period.

For the six months ended June 30, 2025, we generated revenues of $1,250,865 compared to $961,660 of revenues for the six months ended June 30, 2024. The increase in revenues for the first half of 2025, is attributed to the inclusion of revenues as a result of the achievement of the performance obligations associated with a clinical study undertaken by us pursuant to an agreement with a third party, a 48.2% increase in revenues generated from ISP services to $426,130 compared to $287,452 in the first half of 2024. Revenues for the first half of 2025 were also driven by an 8% increase in sales of Allergy Diagnostic Kits to $462,557 compared to $428,060 for the six months ended June 30, 2024.

Our revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Allergy Diagnostic Kit Sales	$197,644	$190,994	$462,557	$428,060
Integrated Service Program	263,628	160,448	426,130	287,452
Immunotherapy Treatment Sales	119,885	92,482	217,214	178,807
Clinical Study Revenue	-	-	89,100	-
Subscription Revenue	9,252	14,339	18,537	32,709
Shipping and handling	10,091	8,861	20,061	18,820
Training and Other Revenue	4,946	5,949	17,266	15,812
Total revenue	$605,446	$473,073	$1,250,865	$961,660

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to ISP sales and the amortization of our capitalized software.

For the three months ended June 30, 2025 and 2024, cost of revenues was $206,431 and $178,628, respectively.

The Company generated a gross profit of $399,015 during the three months ended June 30, 2025 compared to $294,445 for the three months ended June 30, 2024. Gross margin improved to 65.9% for the quarter compared to 62.2% during the three months ended June 30, 2024.

For the six months ended June 30, 2025 and 2024, cost of revenues was $421,906 and $381,057, respectively.

The Company generated a gross profit of $828,959 during the six months ended June 30, 2025 compared to $580,603 for the six months ended June 30, 2024. Gross margin increased from 60.4% during the six months ended June 30, 2024 to 66.3% during the six months ended June 30, 2025. This increase in gross margin was driven by several factors, including a favorable shift in product mix, highlighted by a $138,678 (48.2%) increase in ISP revenue and synergies across our core product lines as well as the recognition of revenue as a result of the achievement of research performance obligations associated with the clinical study which utilizes costs already included in cost of goods sold.

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

For the three months ended June 30, 2025, sales and marketing expenses totaled $158,447 compared to $134,183 for the three months ended June 30, 2024.

For the six months ended June 30, 2025, sales and marketing expenses totaled $302,846 compared to $256,129 for the six months ended June 30, 2024, an increase of $46,717.

The increase in sales and marketing expenses for the period ended June 30, 2025 compared to the same period in 2024 relate to an increase in payroll-related and strategic marketing expenses as we were investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended June 30, 2025, general and administrative expenses totaled $98,650, an increase of $51,195, compared to $47,455 for the three months ended June 30, 2024.

For the six months ended June 30, 2025, general and administrative expenses totaled $254,173 an increase of $116,776, compared to $137,397 for the six months ended June 30, 2024.

The increase in general and administrative expenses for the period ended June 30, 2025 compared to the same period in 2024 is primarily due to increased fees associated with investor relations combined with increases in sales processing, cloud-related hosting and legal fees.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development and costs related to our clinical study. R&D costs are expensed as they are incurred.

For the three months ended June 30, 2025, R&D expenses totaled $112,364 which is an increase of $47,552 compared to $64,812 for the three months ended June 30, 2024.

For the six months ended June 30, 2025, R&D expenses totaled $236,397 which is an increase of $128,947 compared to $107,450 for the six months ended June 30, 2024.

The increase in R&D expenses for the period ended June 30, 2025, as compared to 2024, was driven by increases in software development expenses as we continue to expand the commercialization of our QHSLab platform software and R&D consulting expenses including the appointment of a medical and scientific affairs liaison during the second quarter of 2024. We expect that our R&D expenses will continue to increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Income and Expense

For the three months ended June 30, 2025, interest expense increased by $31,627 to $64,484 from $32,857 for the three months ended June 30, 2024.

For the six months ended June 30, 2025, interest expense increased by $67,068 to $132,054 from $64,986 for the six months ended June 30, 2024.

The increase is driven by default interest associated with our $806,000 Note and $440,000 Note which were assigned to Catheter Precision, Inc. (“Catheter”) on May 12, 2025. The interest rate on each Note increased from 5% to 18% as of the date of default under each Note. All accrued interest as of the default date was consolidated into the principal balance creating a new principal balance for the default interest rate.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2025, we had current assets totaling $385,980, including $168,358 of cash, $148,191 of accounts receivable, $42,264 of inventory, and $27,167 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,354,356 consisting of $362,162 in accounts payable, $411,087 in other current liabilities and $1,581,107 representing the current portions of outstanding loans and convertible notes. There were no balances classified as long-term liabilities on our condensed consolidated balance sheets.

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

We generated cash flows of $77,484 and $143,961 from operations during the periods ending June 30, 2025 and 2024, respectively.

During the third quarter of 2021, we issued a promissory note of $750,000 in connection with our acquisition of assets related to our AllergiEnd® products and an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the “First OID Note”) along with warrants to purchase 930,000 shares of our common stock for aggregate consideration of $750,000. In July 2022, to supplement our cash on hand, we issued to the holder of the First OID Note an Original Issue Discount Secured Convertible Promissory Note (the “Second OID Note,” collectively with the First OID Note, the “OID Notes”) in the principal amount of $440,000 and warrants to purchase 550,000 shares of our common stock for aggregate consideration of $400,000. Our obligations under the OID Notes are secured by a lien on substantially all of our assets. All amounts outstanding under the First OID Note and Second OID Note were payable on August 10, 2022, and July 22, 2023, respectively. The right to exercise the warrants issued in connection with the First OID Note expired on August 9, 2024 and the right to exercise the warrants issued in connection with the Second OID Note expired on July 18, 2025.

The remaining principal and interest accrued on the Acquisition Note was $451,828 as of June 30, 2025, and we are in default under this Note. We last received a notice of forbearance from the holder of the Acquisition Note on March 20, 2025, in which it reserved all of its rights. Amounts accrued as interest under the Acquisition Note do not include interest and penalties which would be payable if the holder of such Note elects to exercise its rights under the default provisions of the Note.

The outstanding principal amount and interest accrued under the OID Notes was $1,368,055 as of June 30, 2025. We have accrued default interest of 18% as of December 31, 2024 for the OID Notes and continue to accrue interest on the OID Notes at that rate. We last received a notice of forbearance from the manager of the then holder of the OID Notes on February 19, 2024, in which it reserved all rights it might have as a result of our defaults under the OID Notes and the related documents between us. On February 20, 2025 we received notices of default in respect of the OID Notes. See Note 7 Convertible Notes Payable for additional information regarding the OID Notes.

On May 12, 2025, the OID Notes were assigned to Catheter. There is no guarantee that Catheter, the holder of the OID Notes, and the holder of the Acquisition Note will continue to forbear from exercising such rights as they may have to collect amounts due, including seeking to foreclose upon such liens they may have on our assets.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $4,463,917 at June 30, 2025, generated net losses of $132,567 and $259,239 for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, and generated cash from operations of $77,484 in the six months ended June 30, 2025, and $142,437 in the year ended December 31, 2024. We are currently in default of our obligations under our OID Notes and the Acquisition Note. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In addition to using our cash to satisfy our working capital needs, from time to time we have made payments on our outstanding indebtedness to limit the continued growth in the amount of accrued interest and penalties, and to retain the support of our lenders, and may do so in the future. While the previous holder of our OID Notes agreed to forbear from seeking to collect the amounts due, it assigned its rights in the OID Notes to Catheter. To date, Catheter has not commenced actions seeking to enforce its rights under the OID Notes and the Company has engaged in discussions with Catheter in an effort to restructure the OID Notes. The holder of the Acquisition Note previously agreed to forbear from exercising such rights as it may have as a result of our default and to date has not commenced an action seeking to enforce its rights under the Acquisition Note. Nevertheless, at this time, there is no guarantee the holders of the OID Notes and Acquisition Notes will continue seeking to enforce their rights under their notes. If they elect to exercise their rights, the amount of accrued interest and penalties owed under the agreements will substantially increase. Further, should they demand immediate payment of all amounts currently due and, in the case of the OID Notes, exercise rights available under the related Security Agreements, it would have a material adverse effect on our business and jeopardize our ability to continue operations. Any future effort to restructure existing indebtedness through agreements with our current lenders to allow us to increase the amount we can devote to expanding our operations will require the consent of our current lenders and likely would require the issuance of additional debt or equity securities. Should we seek to raise additional capital to satisfy our lenders, there is no assurance sufficient amounts will be available.

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

As of June 30, 2025, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 14, 2025

