Form 10-Q
period 2025-09-30
QHSLab, Inc.
filed 2025-11-13
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 13, 2025, the Registrant had 11,281,527 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$158,391	$157,168
Accounts receivable, net	210,131	196,089
Inventory	26,619	41,779
Prepaid expenses and other current assets	33,458	25,791
Total current assets	428,599	420,827
Non-current assets:
Capitalized software development costs, net	-	18,616
Intangible assets, net	1,306,025	1,360,109
Total assets	$1,734,624	$1,799,552

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$301,653	$340,962
Other current liabilities	462,776	343,945
Loans payable	371,960	438,254
Convertible notes payable	1,209,147	1,284,147
Total current liabilities	2,345,536	2,407,308
Total liabilities	2,345,536	2,407,308

Commitments and contingencies (Note 14)

Stockholders’ Deficit:
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 11,281,527 and 10,806,527 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,128	1,081
Additional paid-in capital	3,818,094	3,722,141
Accumulated deficit	(4,430,506)	(4,331,350)
Total stockholders’ deficit	(610,912)	(607,756)
Total liabilities and stockholders’ deficit	$1,734,624	$1,799,552

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$737,066	$544,285	$1,987,931	$1,505,945

Cost of revenue	243,435	179,152	665,341	560,209

Gross profit	493,631	365,133	1,322,590	945,736

Operating expenses:
Sales and marketing	182,565	122,816	485,411	378,946
General and administrative	64,018	55,699	318,191	193,096
Research and development	132,769	79,500	369,166	186,949
Amortization	18,028	18,028	54,084	54,084
Total Operating expenses	397,380	276,043	1,226,852	813,075

Net operating income	96,251	89,090	95,738	132,661

Other income and (expense):
Interest expense	(62,840)	(39,325)	(194,894)	(104,311)
Other income	-	-	-	-
Net income (loss)	$33,411	$49,765	$(99,156)	$28,350

Basic net income (loss) per share	$0.00	$0.00	$(0.01)	$0.00
Diluted net income (loss) per share	$0.00	$0.00	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	11,281,527	10,493,452	11,251,857	10,197,730
Diluted	19,326,411	18,538,336	11,251,857	18,242,614

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	1,080,092	$108	2,644,424	$264	10,806,527	$1,081	$3,722,141	$(4,331,350)	$(607,756)
Shares issued for services	-	-	-	-	100,000	10	20,990	-	21,000
Conversion of notes payable	-	-	-	-	375,000	37	74,963	-	75,000
Net loss	-	-	-	-	-	-	-	(79,609)	(79,609)
Balance at March 31, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,410,959)	$(591,365)
Net loss	-	-	-	-	-	-	-	(52,958)	(52,958)
Balance at June 30, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,463,917)	$(644,323)
Net income	-	-	-	-	-	-	-	33,411	33,411
Balance at September 30, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,430,506)	$(610,912)

Balance at January 1, 2024	1,080,092	$108	2,644,424	$264	9,735,508	$974	$3,606,295	$(3,983,258)	$(375,617)
Conversion of notes payable	-	-	-	-	480,000	48	11,952	-	12,000
Net loss	-	-	-	-	-	-	-	(18,525)	(18,525)
Balance at March 31, 2024	1,080,092	$108	2,644,424	$264	10,215,508	$1,022	$3,618,247	$(4,001,783)	$(382,142)
Common stock dividend on A-2 Preferred Shares	-	-	-	-	277,944	27	59,208	(59,235)	-
Net loss	-	-	-	-	-	-	-	(2,890)	(2,890)
Balance at June 30, 2024	1,080,092	$108	2,644,424	$264	10,493,452	$1,049	$3,677,455	$(4,063,908)	$(385,032)
Net income	-	-	-	-	-	-	-	49,765	49,765
Balance at September 30, 2024	1,080,092	$108	2,644,424	$264	10,493,452	$1049	$3,677,455	$(4,014,143)	$(335,267)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Operating activities
Net (loss) income	$(99,156)	$28,350
Adjustments to reconcile net (loss) income to net cash from operating activities:
Allowance for doubtful accounts	7,276	4,278
Amortization	72,700	109,931
Shares issued for services	21,000	-
Changes in net assets and liabilities:
Accounts receivable	(21,318)	(131,117)
Inventory	15,160	(14,852)
Prepaid expenses and other current assets	(7,667)	(7,088)
Accounts payable	(39,309)	164,236
Other current liabilities	131,399	(66,351)
Cash flows from operating activities	80,085	87,387

Financing activities:
Proceeds from related-party borrowings	968	10,300
Repayments of related-party borrowings	(13,536)	-
Proceeds of loan borrowings	-	146,500
Repayments of loan borrowings	(66,294)	(199,824)
Cash flows from financing activities	(78,862)	(43,024)

Change in cash	1,223	44,363
Cash and cash equivalents – beginning of year	157,168	51,582
Cash and cash equivalents - end of period	$158,391	$95,945

Supplemental disclosures of cash flow activity:
Cash paid for interest	$77,823	$149,567
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$75,000	$12,000
Common stock dividends on A-2 preferred shares	$-	$59,235

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

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2024 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during either the three or nine-month periods ended September 30, 2025. As of September 30, 2025, two customers each comprised greater than 10% of the outstanding accounts receivable balance, one at 15.7% and the other at 11.5%.

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

Capitalized software development costs for internal-use software net of accumulated amortization totaled $0 as of September 30, 2025 and $18,616 as of December 31, 2024. The Company completed testing of its internally-developed software application (“QHSLab platform”) at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the three months ended September 30, 2025 there was $0 of amortization and during the three months ended September 30, 2024 there was $18,616 of amortization recognized. During the nine months ended September 30, 2025 there was $18,616 of amortization and $54,084 of amortization recognized during the nine-month period ended September 30, 2024. There were no impairments recognized during the nine-month period ended September 30, 2025 and the year ended December 31, 2024.

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

The Company sells allergy diagnostic-related products, immunotherapy treatments, and digital medicine services to physicians. Revenue is recognized once the Company satisfies its performance obligation which occurs at the point in time when title and possession of products have transitioned to the customer which, is typically upon shipment of the products or services.

Beginning April 1, 2025, the Company changed its policy of when title transitions to its customers from upon delivery to upon shipment. Delivery typically occurred within one or two days of shipment, and the Company limited shipping ahead of the end of each reporting period to allow time for delivery. Revenue continues to be recorded when title passes to the customer and, as a result, the change did not have a material impact on the Company’s previously issued consolidated financial statements.

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

The Company’s revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Integrated Service Program	$359,376	$161,751	$785,506	$449,203
Allergy Diagnostic Kit Sales	216,363	220,115	678,920	648,175
Immunotherapy Treatment Sales	131,477	63,872	348,691	242,679
Clinical Study Revenue	-	74,250	89,100	74,250
Subscription Revenue	15,876	12,829	34,413	45,538
Shipping and Handling	11,458	8,171	31,519	26,991
Training & Other Revenue	2,516	3,297	19,782	19,109
Total revenue	$737,066	$544,285	$1,987,931	$1,505,945

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended September 30, 2025 and 2024, there was $132,769 and $79,500 of research and development expenses incurred, respectively. For the nine months ended September 30, 2025 and 2024, there was $369,166 and $186,949 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net earnings or (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings or (loss) per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. For the three-month period ended September 30, 2025, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding. Due to the net loss reported for the nine-month period ended September 30, 2025, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the period. For the three and nine-month periods ended September 30, 2024, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding.

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

The Company has net operating loss carry forwards of $4,430,506 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	September 30, 2025	December 31, 2024
Accounts receivable	$240,131	$218,813
Allowance for doubtful accounts	(30,000)	(22,724)
Accounts receivable, net	$210,131	$196,089

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at September 30, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	September 30, 2025	December 31, 2024
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(223,390)	(204,774)
Capitalized software, net		$-	$18,616
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(306,475)	(252,391)
Intangible assets, net		$1,306,025	$1,360,109

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. Amortization related to the QHSLab platform was $0 and $18,616 for the three-month periods ended September 30, 2025 and 2024, respectively, and is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. Amortization was $18,616 and $55,848 for the nine-month periods ended September 30, 2025 and 2024, respectively. There were no impairments recognized during the nine-month period ended September 30, 2025 and the year ended December 31, 2024.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization during each of the three-month periods ended September 30, 2025 and 2024 and $54,084 of amortization expense during each of the nine-month periods ended September 30, 2025 and 2024.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the nine-month period ended September 30, 2025 and the year ended December 31, 2024.

Note 6. Loans Payable

On June 23, 2021, the Company entered into a purchase agreement to acquire certain assets from MedScience (See Note 5 for additional information). As part of that purchase agreement, the Company issued a Promissory Note with a principal sum of $750,000. The principal, along with associated interest, were to be paid in 36 equal monthly installments that began in July 2021.

The Promissory Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase to a predetermined interest rate defined in the Promissory Note. The Company has deferred certain principal payments and MedScience has indicated that it would forbear taking any action but reserves all of its rights under its agreement. The most recent notice of forbearance was received on March 20, 2025. The combined principal due along with accrued interest as of September 30, 2025 is $461,127 and as of December 31, 2024 was $433,334, without giving effect to additional interest of $44,583 and $30,567, respectively, which MedScience may demand as a result of the failure to make payments on the due date provided in the Promissory Note.

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

Note 7. Convertible Notes Payable

Convertible notes payable at September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
Note 1 – Shareholder	$100,000	$100,000
Note 2 – Mercer Note	646,841	721,841
Note 3 – Mercer Note #2	462,306	462,306
	1,209,147	1,284,147
Less: current portion	1,209,147	1,284,147
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the principal amount of $100,000 to a shareholder (Note 1), the terms and conditions of which may not be indicative of what a third-party investor may agree to. The Note bears interest at the rate of 10% per annum and matures on September 30, 2022 (the “Maturity Date”) at which date all outstanding principal and accrued and unpaid interest are due and payable. On October 1, 2022, the Maturity Date of Note 1 was extended to December 31, 2023 and further extended to December 31, 2024 during the quarter ended March 31, 2024, and further extended to December 31, 2025 during the quarter ended March 31, 2025. The Company may satisfy the Note upon maturity or Default, as defined, by the issuance of common shares at a conversion price equal to the greater of a 25% discount to the 15-day average market price of the Company’s common stock or $0.50. The principal and interest accrued are convertible at any time through the maturity date of December 31, 2025 at the option of the holder using the same conversion calculation. As of September 30, 2025 and December 31, 2024, this note had $44,028 and $36,548, respectively, of accrued interest, which is included within other current liabilities on the condensed consolidated balance sheets.

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

On November 11, 2021, Mercer Street Global Opportunity Fund, LLC (“Mercer Fund”) then the holder of the $806,000 Note, converted $50,000 of the principal amount of the $806,000 Note into 76,923 shares of the Company’s common stock at a price of $0.65 per share.

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

As of September 30, 2025, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $646,841, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s condensed consolidated balance sheets. After giving effect to payments totaling $70,000 made during the nine months ended September 30, 2025, the $806,000 Note had $176,731 and $158,038 of accrued interest, as of September 30, 2025 and December 31, 2024, respectively, recorded in current liabilities on the condensed consolidated balance sheets.

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

As of September 30, 2025, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $462,306, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s condensed consolidated balance sheets. After giving effect to payments totaling $51,956 made during the year ended December 31, 2024, the $440,000 Note had $133,197 and $70,092 of accrued interest, as of September 30, 2025 and December 31, 2024, respectively, recorded in current liabilities on the condensed consolidated balance sheets.

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

Note 9. Income and Loss Per Common Share

The Company calculates net income or loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net income (loss) per common share were determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible debt and preferred shares have not been included in the computation of diluted net loss per share for the nine-month period ended September 30, 2025 as the result would be anti-dilutive.

The Company had net income for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024. As a result, the computation of the weighted average number of outstanding shares for the diluted earnings per common share for these periods included 8,044,884 shares relating to the potential conversion of Series A and Series A-2 Preferred Stock to common shares. Other potentially dilutive shares were excluded from the calculation based on the exercise price of those shares.

	Nine Months Ended September 30,
	2025	2024
Stock options	450,000	1,100,000
Stock warrants	-	550,000
Total shares excluded from calculation	450,000	1,650,000

Note 10. Stock-based Compensation

During the nine-month periods ended September 30, 2025 and 2024, there was no stock-based compensation associated with stock options included in research and development expense.

There were no options exercised, forfeited or cancelled during the period. During the nine-month periods ended September 30, 2025 and 2024 there were no options granted and 650,000 expired.

Options outstanding at September 30, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	450,000	450,000

650,000 outstanding options expired during the nine months ended September 30, 2025.

During the quarter ended September 30, 2025, 550,000 outstanding warrants expired.

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from our principal shareholder, bear no interest and are due on demand. These terms and conditions may not be indicative of what a third-party investor may agree to. As of September 30, 2025 and December 31, 2024 amounts due to related-parties totaled $968 and $13,536, respectively, and are included in other current liabilities on the Company’s condensed consolidated balance sheets.

The Company’s CEO and principal shareholder is a minority shareholder of MedScience. In addition, the CEO provides services to MedScience for which he is compensated.

Convertible notes payable, related party: See Note 7.

Note 12. Income Taxes

For the nine-month period ended September 30, 2025 and the year ended December 31, 2024, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

Note 13. Segment Information

The Company’s CEO is the CODM and allocates resources and assesses performance based upon consolidated net income or loss that is included in the accompanying condensed consolidated statements of operations. Accordingly, the Company operates as a single operating segment. The measure of segment assets is reflected as total assets in the accompanying condensed consolidated balance sheets. The Company’s revenue is derived from providing PCPs with relevant value-based tools to enable them to diagnosis and treat their patients. See additional discussion of revenue in Note 3 - Basis of Presentation.

Note 14. Commitments and Contingencies

There are no pending or threatened legal proceedings as of September 30, 2025. The Company has no non-cancellable operating leases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2024 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Our ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab software and the sale of diagnostic related products and treatment protocols and the provision of services through our QHSLab system. Currently, we are generating revenues from the sale of AllergiEnd® diagnostic related products, immunotherapy treatments and clinical decision support and administrative services. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products. We will continue to upgrade QHSLab in an effort to increase the number of products sold based upon the services it can provide and for which we are able to charge a fee for its use.

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

Results of Operations during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024

Revenues

During the fourth quarter of 2020 we began to sell the AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter into SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab platform that provides clinical decision support and patient monitoring for numerous chronic conditions seen in primary care settings including allergy, asthma, anxiety, depression, chronic pain, and sleep disorders for example. During the fourth quarter of 2022, we began entering into Integrated Service Program (“ISP”) agreements to provide physicians’ offices with agreed-upon clinical decision support, digital health assessments, administrative workflow, and reimbursement support services utilizing our QHSLab platform.

For the three months ended September 30, 2025, we generated revenues of $737,066 compared to $544,285 of revenues for the three months ended September 30, 2024 which was driven by a 122% increase in our ISP revenues during the period.

For the nine months ended September 30, 2025, we generated revenues of $1,987,931 compared to $1,505,945 of revenues for the nine months ended September 30, 2024. The increase in revenues in the first nine months of 2025 were attributed to a 74.9% increase in revenues generated from ISP services to $785,506 compared to $449,203 during the nine months ended September 30, 2024 and a 43.7% increase in sales of Immunotherapy Treatments to $348,691 compared to $242,679 for the nine months ended September 30, 2024.

Our revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Integrated Service Program	$359,376	$161,751	$785,506	$449,203
Allergy Diagnostic Kit Sales	216,363	220,115	678,920	648,175
Immunotherapy Treatment Sales	131,477	63,872	348,691	242,679
Clinical Study Revenue	-	74,250	89,100	74,250
Subscription Revenue	15,876	12,829	34,413	45,538
Shipping and Handling	11,458	8,171	31,519	26,991
Training & Other Revenue	2,516	3,297	19,782	19,109
Total revenue	$737,066	$544,285	$1,987,931	$1,505,945

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to ISP sales and the amortization of our capitalized software.

For the three months ended September 30, 2025 and 2024, cost of revenues was $243,435 and $179,152, respectively.

The Company generated a gross profit of $493,631 during the three months ended September 30, 2025 compared to $365,133 for the three months ended September 30, 2024. Gross margin remained steady at 67.0% for the quarter compared to 67.1% during the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, cost of revenues was $665,341 and $560,209, respectively.

The Company generated a gross profit of $1,322,590 during the nine months ended September 30, 2025 compared to $945,736 for the nine months ended September 30, 2024. Gross margin increased from 62.8% during the nine months ended September 30, 2024 to 66.5% during the nine months ended September 30, 2025. The increase in gross margin for the nine-month period ended September 30, 2025 was driven by several factors, including a favorable shift in product mix, highlighted by a $336,303 (74.9%) increase in ISP revenue and synergies across our core product lines as well as the recognition of revenue as a result of the achievement of research performance obligations associated with the clinical study which utilizes costs already included in cost of goods sold. The revenue recognized in connection with the research performance obligations during the three months ended September 30, 2024 helped to improve that quarter’s gross margin resulting in a flat gross margin compared to the three-month period ended September 30, 2025 which included the favorable mix of products and ISP revenue but did not include the recognition of any research performance obligations.

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

For the three months ended September 30, 2025, sales and marketing expenses totaled $182,565, an increase of $59,749 compared to $122,816 for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, sales and marketing expenses totaled $485,411, an increase of $106,465 compared to $378,946 for the nine months ended September 30, 2024.

The increases in sales and marketing expenses for the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024 relate primarily to increases in marketing expenses and payroll-related expenses as we are investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to continue to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended September 30, 2025, general and administrative expenses totaled $64,018, an increase of $8,319, compared to $55,699 for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, general and administrative expenses totaled $318,191 an increase of $125,095, compared to $193,096 for the nine months ended September 30, 2024.

The increase in general and administrative expenses for the periods ended September 30, 2025 compared to the same period in 2024 is primarily due to increased fees associated with investor relations combined with increases in sales processing, cloud-related hosting and legal fees.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended September 30, 2025, R&D expenses totaled $132,769 which is an increase of $53,269 compared to $79,500 for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, R&D expenses totaled $369,166 which is an increase of $182,217 compared to $186,949 for the nine months ended September 30, 2024.

The increase in R&D expenses for both the quarter and nine months ended September 30, 2025, as compared to 2024, was driven by increases in software development expenses as we continue to expand the commercialization of our QHSLab platform software and R&D consulting expenses including the appointment of a medical and scientific affairs liaison during the second quarter of 2024. We expect that our R&D expenses will continue to increase as we invest in and expand our operations and further develop new products and services as part of our growth strategy.

Other Income and Expense

For the three months ended September 30, 2025, interest expense increased by $23,515 to $62,840 from $39,325 for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, interest expense increased by $90,583 to $194,894 from $104,311 for the nine months ended September 30, 2024.

The increases are driven by default interest associated with our $806,000 Note and $440,000 Note which were assigned to Catheter Precision, Inc. (“Catheter”) on May 12, 2025. The interest rate on each Note increased from 5% to 18% as of the date of default under each Note. All accrued interest as of the default date was consolidated into the principal balance creating a new principal balance for the default interest rate.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2025, we had current assets totaling $428,599, including $158,391 of cash, $210,131 of accounts receivable, $26,619 of inventory, and $33,458 related to prepaid expenses and other current assets. At such date we had total current liabilities of $2,345,536 consisting of $301,653 in accounts payable, $462,776 in other current liabilities and $1,581,107 representing the current portions of outstanding loans and convertible notes. There were no balances classified as long-term liabilities on our condensed consolidated balance sheets.

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

We generated cash flows of $80,085 and $87,387 from operations during the nine-month periods ending September 30, 2025 and 2024, respectively.

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

The remaining principal and interest accrued on the Acquisition Note was $461,127 as of September 30, 2025, and we are in default under this Note. We last received a notice of forbearance from the holder of the Acquisition Note on March 20, 2025, in which it reserved all of its rights. Amounts accrued as interest under the Acquisition Note do not include interest and penalties which would be payable if the holder of such Note elects to exercise its rights under the default provisions of the Note.

The outstanding principal amount and interest accrued under the OID Notes was $1,419,075 as of September 30, 2025. We have accrued default interest of 18% as of December 31, 2024 for the OID Notes and continue to accrue interest on the OID Notes at that rate. We last received a notice of forbearance from the manager of the then holder of the OID Notes on February 19, 2024, in which it reserved all rights it might have as a result of our defaults under the OID Notes and the related documents between us. On February 20, 2025 we received notices of default in respect of the OID Notes. See Note 7 Convertible Notes Payable for additional information regarding the OID Notes.

On May 12, 2025, the OID Notes were assigned to Catheter. There is no guarantee that Catheter, the holder of the OID Notes, and the holder of the Acquisition Note will continue to forbear from exercising such rights as they may have to collect amounts due, including seeking to foreclose upon such liens they may have on our assets.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $4,430,506 at September 30, 2025, generated net losses of $99,156 and $259,239 for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, and generated cash from operations of $80,085 in the nine months ended September 30, 2025, and used $142,437 of cash in operations in the year ended December 31, 2024. We are currently in default of our obligations under our OID Notes and the Acquisition Note. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to obtain necessary equity or debt financing and ultimately from generating revenues and positive cash flow to continue operations and, in the interim, to convince the holders of our notes to forbear from exercising any rights they might have as a result of our defaults. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2025, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	November 13, 2025

