Form 10-K
period 2025-12-31
QHSLab, Inc.
filed 2026-03-30
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

On June 30, 2025, the aggregate market value of our common stock held by non-affiliates was $1,562,056 based on 7,438,363 shares of common stock held by non-affiliates and a price of $0.21 per share, the closing price of our common stock on June 30, 2025.

On March 30, 2026, the Registrant had 15,032,788 shares of common stock outstanding.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about our Company, our products, the markets in which we compete and general economic conditions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

PART I

ITEM 1. BUSINESS.

Overview

QHSLab, Inc. is a digital health company focused on enabling independent primary care practices to identify, document, and manage underdiagnosed and undertreated behavioral health conditions (behavioral vital signs) through workflow-integrated digital screening and non-face-to-face follow-up care. Our platform is designed to support population-based screening, patient education, and follow-up care management activities that occur outside of traditional in-office encounters.

We generate revenue primarily through recurring per-patient, per-month fees paid by participating medical practices for access to and use of our digital platform and associated services. The platform supports reimbursable clinical activities, including digital assessments, asynchronous interactions, and care management services, which may be billed by practices in accordance with applicable payer rules.

In addition to our digital health platform, we offer an allergy diagnostics and treatment service line under the AllergiEnd® brand. This product offering is designed to operate synergistically with the digital platform by enabling primary care practices to identify and manage allergic disease within the primary care setting.

The QHSLab Digital Platform

Our digital platform (“QHSLab”) is designed to function as an extension of a medical practice’s existing clinical workflow. The platform supports structured screening, automated documentation, and digital follow-up while minimizing disruption to physicians and staff.

Core platform capabilities include:

●	Digital health assessments administered prior to or outside of office visits
●	Adaptive assessment logic that adjusts based on patient responses
●	Identification of clinical risk factors and patient-reported interest in receiving care
●	Imminent risk alerts (e.g., suicide risk) with patient and provider next-step instructions
●	Automated generation of patient-facing and provider-facing reports
●	Delivery of provider reports into the practice’s electronic health record (EHR)
●	Ongoing digital follow-up, education, and periodic patient check-ins
●	Support for non-face-to-face and care management workflows

The platform is designed to be modular and extensible, allowing new clinical domains and assessment variables to be added over time.

Patient Flow and Care Model

QHSLab’s care model is structured around a repeatable patient journey that may be applied across large patient populations. The platform facilitates the delivery of health care over an extended period focusing on the full spectrum of a patient’s health, not just isolated conditions.

Patients typically receive a digital health assessment prior to a scheduled office visit or as part of routine care. The assessment adapts in real time based on patient responses and is designed to identify potential clinical or lifestyle-related risk areas, as well as patient interest in receiving assistance.

Upon completion, the platform automatically scores the assessment and generates structured reports for both the patient and the provider. The provider report is designed for clinical use and is delivered into the practice’s electronic health records, enabling the physician to review relevant findings prior to or during the patient’s encounter.

Following the office visit, patients may receive ongoing digital engagement, including educational content, self-management materials, asynchronous communication, and periodic check-ins. For appropriate patients, additional non-face-to-face monitoring or care management activities may occur over time. In short, the platform enables a standardized workflow to capture → stratify → escalate → document → dashboard → reimburse across primary care populations.

Revenue Model

Our revenue model consists of recurring subscription and service fees charged to participating medical practices on a per-patient, per-month basis. Fees are generally structured as flat amounts tied to platform access, digital care workflows, and support services.

We do not bill patients or payers directly. Participating practices are responsible for billing applicable payers for clinical services rendered using the platform, including digital assessments, asynchronous interactions, and care management services, subject to payer coverage, documentation, and compliance requirements.

Our revenue will vary based on patient participation, service utilization, and the number of active patients enrolled by each practice.

Allergy Diagnostics and Treatment (AllergiEnd®)

AllergiEnd® is our allergy diagnostics and treatment offering, designed to enable primary care practices to identify and manage allergic disease within the primary care setting. This service line operates in coordination with the QHSLab digital platform and reflects management’s strategy of supporting chronic disease identification and management at the point of first contact with the healthcare system.

The first point of contact for most patients experiencing allergy-related symptoms is their primary care physician or pediatrician. It is estimated that approximately 60 million individuals in the United States are affected by allergic disorders. In contrast, there are fewer than 3,000 practicing board-certified allergists and approximately 2,400 board-certified otolaryngologists with a specialization in allergy, resulting in limited specialty capacity relative to patient demand. Workforce projections indicate a decline in the number of full-time equivalent allergists over time, while demand for allergy-related services is expected to increase.

Historically, the diagnosis and treatment of allergic diseases have remained largely within the specialist domain, despite the expansion of primary care management into other chronic conditions. This has contributed to underdiagnosis and symptom-based treatment approaches for many patients.

Integration of Allergy Services with the Digital Platform

We integrate allergy screening into our digital assessment workflows, enabling practices to identify patients with potential allergic diseases at scale. Digital screening supports more efficient use of in-office diagnostic resources and assists practices in prioritizing patients for further evaluation.

Following digital screening, participating practices may utilize the AllergiEnd® system to perform in-office allergy skin testing. This workflow is designed to allow primary care providers, physician assistants, nurse practitioners, and nursing staff to confirm allergen sensitivity within the practice environment, subject to applicable clinical oversight and training.

This integrated approach aligns with our broader strategy of combining population-based digital screening with targeted diagnostic confirmation and follow-up care.

AllergiEnd® Products and Services

The AllergiEnd® product line consists primarily of FDA-cleared, disposable, single-use allergy skin test applicators and matching test trays designed for office-based use. These devices enable testing for a broad range of common allergens and are intended to support standardized and efficient testing workflows.

As part of our service offering, we provide training and operational support to participating practices related to:

●	Digital allergy screening using the QHSLab platform
●	In-office allergy skin testing procedures
●	Interpretation of test results
●	Integration of allergy findings into patient care plans

We do not manufacture allergen extracts. Allergen immunotherapy preparations are provided by third-party compounding pharmacies pursuant to prescriptions issued by treating physicians.

Allergy Treatment and Immunotherapy

Following diagnostic confirmation, participating physicians may prescribe allergen immunotherapy tailored to the patient’s identified sensitivity. Immunotherapy is designed to gradually desensitize patients to specific allergens through controlled exposure over time.

Treatment may be administered through subcutaneous injections in the physician’s office or through sublingual oral drops administered by patients at home, depending on the treatment plan prescribed by the physician. These treatment approaches are consistent with established allergy treatment practices.

Target Customers

Our current target customers are independent, physician-led primary care practices, generally consisting of one to ten providers. These practices typically:

●	Control their own clinical workflows
●	Bill Medicare, and/or commercial insurance
●	Manage diverse patient populations
●	Face operational and time constraints related to screening and follow-up care

We do not focus our sales efforts on large health systems, or hospital-owned practices.

Sales and Implementation Approach

We employ a focused, capital-efficient sales strategy designed to limit sales cycle duration and implementation risk. We primarily engage prospective customers through existing relationships, referrals, and targeted direct sales and marketing activities.

Industry Background

The healthcare industry is shifting toward preventive care, population health management, and non-face-to-face clinical services. Primary care practices face increasing pressure to identify and manage chronic conditions and behavioral health concerns within constrained visit times and staffing resources. At the same time, reimbursement frameworks increasingly recognize digital assessments, asynchronous care, and ongoing care management when appropriately documented. High-prevalence behavioral health needs—depression, anxiety, suicide risk, and related psychosocial risk—are particularly well-suited to standardized “behavioral vital signs” workflows that enable scalable screening, longitudinal monitoring, and population-level management.

Competition

We compete with a range of healthcare technology and medical device providers, including:

●	Point-solution digital health vendors focused on single conditions
●	Behavioral health screening and care management platforms
●	Chronic care management software providers
●	EHR-embedded tools and third-party add-ons
●	Allergy diagnostic device manufacturers and specialty-focused providers

Many competitors have greater financial, technical, or marketing resources than our Company. Competition in both digital health and allergy diagnostics markets is intense.

Growth Strategy

Our near-term growth strategy focuses on expanding adoption among independent primary care practices, increasing patient enrollment per practice, and supporting recurring revenue growth through sustained patient engagement.

Longer-term growth opportunities may include expansion into additional clinical domains, deeper workflow integration, and broader strategic partnerships, subject to available capital and regulatory considerations.

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

Regulatory Considerations

Our platform is designed to support clinical services provided by licensed healthcare professionals. We do not provide medical diagnoses or treatment decisions and do not deliver medical care.

Participating practices are responsible for compliance with applicable healthcare laws and regulations, including billing, documentation, privacy, and professional practice standards. Our operations are subject to evolving regulatory requirements related to healthcare technology, medical devices, data privacy, and reimbursement.

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

Employees

As of March 30, 2026, we had twelve employees devoting full-time services to the Company, all of whom were engaged in direct sales and operations. In addition, we engage independent entities and consultants that provide programming services, quality management system development, marketing, business development and medical consulting and advisory services. We believe that our relationships with our employees and consultants are good.

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

Risks Related to Our Business

Although we achieved net income in 2025, we incurred net losses in 2024 and prior periods and may not be able to sustain profitability or continue operating as a going concern.

While we had net income of $457,417 for the year ended December 31, 2025, this was the result, in part, of a net gain on extinguishment of debt of approximately $666,000. We historically have suffered net losses including $259,239 for the year ended December 31, 2024. We had positive cash flows from operations for the years ended December 31, 2025 and 2024 but had negative cash flows from operations prior to that and our revenues were only $2,691,741 and $2,131,926 for the years 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, to support our operations we received loans in the aggregate amount of $362,168 and issued equity for gross proceeds of $499,998. Further, to date, our Chief Executive Officer, who is our principal shareholder, has chosen not to draw a salary. The report of our independent registered public accountants on our consolidated financial statements for the year ended December 31, 2025 states that these factors raise uncertainty about our ability to continue as a going concern.

Unless we are able to consistently increase our revenues and generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

We may need additional financing to grow our business.

We have funded our historical operating losses through borrowings, merchant cash advances and the issuance of shares for services. During 2025 we substantially reduced the amount of our outstanding indebtedness. Nevertheless, as of December 31, 2025, we have notes and loans outstanding in the aggregate amount, inclusive of accrued interest, of $201,788. See Note 6 Loans Payable, Note 7 Convertible Notes Payable and Note 11 Related-Party Transactions for additional information regarding these notes. Further, in the absence of additional financing, our business will not grow as quickly as is otherwise possible.

If we are not able to pay or refinance our outstanding debt, lenders may choose to exercise such rights as are available, including foreclosing upon our assets. If we are not able to timely pay our lenders, our management may be required to devote time to dealing with our lenders as opposed to business matters and our operations may be materially and adversely affected. If we cannot timely pay amounts due, we may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or reductions in the prices at which they can convert their convertible securities. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, our operations and the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Our inability to obtain additional working capital is restricting our ability to grow our business as rapidly as otherwise might be possible and could have a material adverse affect on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our principal shareholder, we may become insolvent.

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

We first generated revenues in the fourth quarter of 2020. There is no assurance that we will generate sufficient revenues to grow our business as planned, become or remain cash flow positive or ever be profitable or to satisfy our lenders and maintain our operations. As we grow, it is likely we will need additional working capital for operations. If higher operating costs are encountered or we do not generate cash flow as planned, more funds than currently anticipated may be required. If additional capital is not available when required or is not available on acceptable terms we may be forced to modify or abandon our business plans.

We have identified material weaknesses in our internal controls and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in us and lead to a decline in our stock price. We cannot remedy the deficiencies in our internal controls until we increase the number of officers in our Company.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have material weaknesses in our internal controls, including with respect to the segregation of duties and a lack of experienced accounting personnel to properly report complex transactions, which cannot be rectified until we have additional employees. As a result our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. Some of the material weaknesses in our internal controls are due to our limited management staff. Due to limited staffing, we are not always able to detect errors or omissions in financial reporting and cannot eliminate weaknesses due to our inability to segregate duties. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future or continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

We depend upon third parties to supply us with all of the products included in the “AllergiEnd” line of products from which we currently derive approximately half of our revenues. If these parties were unable or unwilling to continue to supply our needs, we might not be able to find an alternative source of supply which would materially adversely impact our business, financial condition and operating results.

We have engaged in limited product development and our product development efforts may not result in commercial products.

We provide our QHSLab to physicians under various software as a service, subscription and license-based revenue models. We intend to develop additional features to be added to QHSLab to provide PCPs with additional sources of revenue. There is no assurance that we will successfully develop new features or that any of the new features we develop will gain market acceptance. We cannot guarantee we will be able to produce commercially successful products. Further, our eventual operating results could be susceptible to varying interpretations by potential customers, or scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent executing our proposed business plan.

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

We have limited capital resources and operations. To date, our operations primarily have been funded from capital contributions and loans from our principal shareholder, third party loans and the issuance of shares for services. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near-term operations and product development, we may require additional capital beyond the near term to expand our customer base. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If we issue additional shares of common stock, it would reduce our stockholders’ percentage of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 900 million shares of common stock. At March 30, 2026 we have outstanding 15,032,788 shares of common stock, without giving effect to shares issuable upon conversion or exercise of convertible notes, preferred stock, options and warrants currently outstanding. The future issuance of common stock or securities exercisable for or convertible into common stock to raise capital may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock upon the conversion or exercise of outstanding notes and warrants, for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our then existing stockholders and might have an adverse effect on any trading market for our common stock.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information (PII), including protected health information (PHI). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the businesses with which covered entities contract for services, which includes us. HIPAA requires companies like us to develop and maintain policies and procedures with respect to PHI, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA imposes mandatory penalties for certain violations which can be significant. HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. HIPAA further requires that patients and, in some instances, HHS be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. These laws in many cases are more restrictive than, and may not be preempted by, HIPAA, creating complex compliance issues for us and our clients potentially exposing us to additional expense, adverse publicity and liability. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions. Because of the extreme sensitivity of the PHI we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and patient confidence. Clients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage caused by such breaches, incentives offered to clients or other business partners in an effort to maintain business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. We outsource important aspects of the storage and transmission of client and patient information and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and patient proprietary and protected health information.

The security of our platform, networks or computer systems may be breached, and any unauthorized access to our customer data will have an adverse effect on our business and reputation.

The use of our products involves the storage, transmission and processing of our clients’ and their patients’ private data. Individuals or entities may attempt to penetrate our network or platform security, or that of our third-party hosting and storage providers, and could gain access to our clients’ and their patients’ private data, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our clients’ and their patients’ or their customers, employees and business partners. If any of our clients’ private data is leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, and we may lose our ability to access private data, which will adversely affect the quality and performance of our platform. In addition, our platform may be subject to computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent. Any failure to maintain the performance, reliability, security and availability of our products or services and technical infrastructure to the satisfaction of our clients may harm our reputation and our ability to retain existing customers and attract new users. While we will implement procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

Because we rely on the internet to interact with our clients, we are subject to extensive and highly-evolving regulations and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

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

The occurrence of one or more natural disasters, unusually adverse weather conditions, pandemic outbreaks, such as the outbreak of the coronavirus, terrorist acts, conflicts between nations or rogue groups, and the response of governments and US agencies to such occurrences, could adversely affect our operations and financial performance. To the extent these events impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through lost sales. Such events could also cause US agencies and insurance companies to modify reimbursement policies which could result in lost sales, reduced revenues and otherwise adversely affect our financial performance.

Our ability to finance our business may be materially adversely affected by global geopolitical conditions including those resulting from the ongoing Russia-Ukraine conflict, the US-Iran conflict, the Israel-Hamas conflict, efforts by terrorist organizations to disrupt global shipping patterns and actions by the United States government to reduce its deficit and influence actions of other nations.

Global markets are experiencing volatility and disruption as a result of the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the US-Iran conflict, the Israel-Hamas conflict, efforts by terrorist organizations to disrupt global shipping patterns and recent actions by the United States government, including the reduction in the number of federal employees, the elimination of government programs and the imposition of tariffs. The invasion of Ukraine by Russia, Iran by the United States, the Israel-Hamas conflict, efforts to disrupt shipping through the Suez Canal and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and other countries and recent actions taken by the United States government to reduce the number of federal employees, eliminate government programs and impose tariffs, have created global economic and security concerns that could have a lasting impact on regional and global economies and financial markets. Although the length and impact of the ongoing conflicts and any sanctions imposed and actions which may be taken by the United States government are highly unpredictable, they have led to market disruptions and could result in further disruptions, including significant volatility in commodity prices, credit and capital markets and lead to instability and lack of liquidity in capital markets, adversely impacting our ability to finance our operations. The imposition of tariffs on products imported by us or our physicians in providing services to their patients, may increase costs and may have an adverse impact on their practices and our business and financial results.

Risks Related to Regulation

Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition.

Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new systems. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We anticipate that in the future we will maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

There is significant uncertainty in the healthcare industry in which we operate, and we are subject to the possibility of changing government regulations, which may adversely impact our business, financial condition and results of operations.

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

Substantially all of the outstanding shares of our common stock in addition to the shares issuable upon conversion of our outstanding convertible notes are freely tradable without restriction or registration under the Securities Act or otherwise eligible sale under Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. All of the 15,032,788 shares of our common stock outstanding as of March 30, 2026, and the shares issuable upon conversion of our outstanding convertible note, warrants and preferred stock may be sold in accordance with Rule 144 and only those shares held by Troy Grogan are subject to the volume limitation imposed by Rule 144 on sales by affiliates. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement, may adversely affect the market price of our common stock.

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

Our director may authorize the issuance of preferred stock in one or more series with such limitations and restrictions as he may determine, in his sole discretion, with no further authorization by security holders required for the issuance of such shares. Our director may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; the rates and date of payment of dividends; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock and rights upon a default. Our sole director has exercised this authority to authorize the Series A and Series A-2 Preferred Stock.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the national stock exchanges, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance requirements and any new requirements that may be imposed on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. We estimate the additional costs to be incurred as a result of being a public company to be in excess of $150,000 annually.

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

Our Approach to Cybersecurity Risk Management

Our cybersecurity framework is built around a comprehensive strategy that includes ongoing risk assessment, threat detection, swift incident response, and continuous improvement of our cybersecurity defenses. Key elements of our program include:

●	Framework Adoption: Utilization of the CIS Critical Security Controls (CIS Controls) as a reference framework to benchmark and inform the design of the Company’s cybersecurity controls.
●	Cybersecurity Assessments: Regular assessments of our cybersecurity through both internal evaluations and planned periodical third-party audits, ensuring adherence to the highest standards of security.
●	Training and Awareness: Mandatory cybersecurity training for all employees upon onboarding and through annual refreshers, fostering a culture of security awareness across the organization.
●	Incident Response and Preparedness: A well-defined incident response plan that enables us to quickly identify, contain, and mitigate the impact of cybersecurity incidents.
●	Third-Party Risk Management: Evaluation of third-party vendors’ security practices to ensure they meet our strict standards, especially when they have access to sensitive data.
●	Investment in Security Infrastructure: Investment in cybersecurity technologies and infrastructure to stay ahead of emerging threats.

During the year ended December 31, 2025, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably anticipated to materially affect the Company, including its business strategy, results of operations, or financial condition. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving. For more information on the Company’s cybersecurity risks, refer to Item 1A, “Risk Factors”.

Governance and Oversight

Cybersecurity governance at QHSLab, Inc. is a board-level priority, with oversight integrated into enterprise risk management.

Insurance and Risk Mitigation

Cyber insurance coverage is reviewed periodically to align with the Company’s evolving risk profile.

Incident Response and Risk Management at QHSLab, Inc.

Central to our enterprise risk management efforts, we have developed a comprehensive incident response plan to swiftly and effectively address cybersecurity incidents. This plan is a cornerstone of our commitment to maintaining the highest levels of data security and patient privacy.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is subject to quotation on the OTCQB venture market under the symbol USAQ. The following table shows the high and low bid prices for our common stock during the fiscal years 2025 and 2024 as reported by the OTC Market. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2025:
First Quarter	$0.47	$0.12
Second Quarter	$0.35	$0.14
Third Quarter	$0.22	$0.08
Fourth Quarter	$0.63	$0.12

Year Ended December 31, 2024:
First Quarter	$0.18	$0.04
Second Quarter	$0.35	$0.06
Third Quarter	$0.32	$0.09
Fourth Quarter	$0.44	$0.08

Holders

On March 30, 2026, there were approximately 650 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy. We have neither declared nor paid any cash dividends on either our preferred or common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our preferred or common stock and will, if permitted, pay dividends accrued on our Series A-2 Preferred Stock through the issuance of common stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant. To the extent we issue preferred shares that provide for a periodic dividend, we will seek to pay the dividend in securities in lieu of cash.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2020 we adopted an Equity Incentive Plan which authorizes grants with respect to up to 2,000,000 shares of our common stock. No grants have been made pursuant to the plan.

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during 2025 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended December 31, 2025.

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

Overview

We are a medical device technology and software as a service (“SaaS”) company focused on enabling primary care physicians (“PCPs”) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and algorithmic personalized medicine, including digital therapeutics. Our virtual and point of care solutions also support non face to face clinical decision making and remote patient monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

Increasingly, regulators and insurance companies have come to recognize what health care technologists have been saying for nearly 20 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. More health insurers have realized that Artificial Intelligence (“AI”) enabled digital medicine technologies such as those provided through our proprietary internally-developed Quality Health System Lab Expert System software (“QHSLab”) can provide the necessary encounters to foster patient compliance in between visits to a physician.

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

Our ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab and the sale of diagnostic related products and treatment protocols and the provision of services through QHSLab. Currently, we are generating revenues from the sale of AllergiEnd® diagnostic related products, immunotherapy treatments and clinical decision support and administrative services. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products. We will continue to upgrade QHSLab in an effort to increase the number of products sold based upon the services it can provide and for which we are able to charge a fee.

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

Business Model and Revenue Drivers

The Company’s operating results are driven primarily by:

●	The number of contracted medical practices
●	The number of active patients enrolled per practice
●	Patient participation
●	Retention of existing practices
●	Utilization of digital screening, follow-up, and care management workflows
●	Adoption of complementary services, including allergy testing and treatment

Revenue is generally recurring in nature and may fluctuate based on patient opt-out rates, variability in service utilization, seasonal patterns, and changes in practice enrollment levels.

The allergy diagnostics and treatment services contribute to revenue through the sale of FDA-cleared diagnostic devices to participating practices and through increased utilization of the digital platform when allergy screening and follow-up workflows are implemented. Management believes that allergy represents a common chronic condition well-suited to population health management, which may support incremental patient engagement and revenue per practice over time.

Operating Focus and Cost Structure

The Company’s cost structure consists primarily of:

●	Software development and platform maintenance
●	Clinical program development and care workflow support
●	Care management and patient engagement services
●	Sourcing and distribution of allergy diagnostic devices and treatment services
●	Sales, onboarding, and customer support
●	General and administrative expenses

Management seeks to maintain a capital-efficient operating model by limiting customization, standardizing implementations, and focusing on a defined target customer profile. The Company’s allergy diagnostics service line is structured to leverage existing digital workflows and practice relationships, rather than requiring a separate standalone sales or support infrastructure.

Customer Acquisition and Sales Cycle

Our sales strategy prioritizes independent, physician-led primary care practices that control their own workflows and express a demonstrated need for improved assessment, follow-up care, or expanded chronic disease and/ or behavioral health management service offerings.

The allergy diagnostics and treatment offering are generally introduced as a complementary capability within existing or prospective digital platform deployments, rather than as a standalone product offering. Management believes this integrated approach may reduce sales friction and support adoption by practices seeking to expand services without adding additional vendors.

The typical sales cycle includes an introductory discussion, a focused demonstration of the patient journey and economic model, and execution of a standard services agreement. Management seeks to minimize extended sales cycles and avoid customer engagements that require significant customization or operational complexity.

Trends Affecting Results of Operations

Management believes the following trends are relevant to the Company’s operating results:

●	Increasing reimbursement by payers of non-face-to-face clinical services when appropriately documented
●	Growing demand among primary care practices for population-based screening and continuous care management
●	Continued shortage of specialty care providers, including mental health and allergy specialists, relative to patient demand
●	Increased willingness among primary care practices to manage chronic conditions traditionally referred to specialists
●	Ongoing fragmentation in the digital health market, creating demand for unified platforms

These trends may support increased adoption of the Company’s digital platform and allergy diagnostics offerings, although the timing and extent of such impacts remain uncertain.

Operational Highlights

Results of Operations during the year ended December 31, 2025 as compared to the year ended December 31, 2024

Revenues

During the fourth quarter of 2020 we began to sell AllergiEnd® Products, consisting of AllergiEnd® Allergy Diagnostics and Allergen Immunotherapy treatments, to physicians. During the second quarter of 2022, we began to enter into SaaS subscription agreements to provide physicians with access to our proprietary internally-developed QHSLab that provides clinical decision support and patient monitoring for numerous chronic conditions seen in primary care settings including allergy, asthma, anxiety, depression, chronic pain, and sleep disorders for example. During the fourth quarter of 2022, we began entering into Integrated Service Program (“ISP”) agreements to provide physicians’ offices with agreed-upon clinical decision support, digital health assessments, administrative workflow, and reimbursement support services utilizing our QHSLab.

For the year ended December 31, 2025, we generated revenues of $2,691,741 compared to $2,131,926 of revenues in 2024. Revenues in 2025 were primarily driven by ISP services sales of $1,121,134 and sales of Allergy Diagnostic Kits of $823,108. The increase in revenues in the year ended 2025 were attributed to a 74.3% increase in revenues generated from ISP services to $1,121,134 compared to $643,211 for the year ended December 31, 2024 and a 19.2% increase in sales of Immunotherapy Treatment to $487,762 compared to $409,319 for the year ended December 31, 2024.

Our revenues consisted of the following:

	For the Years Ended
	December 31,
	2025	2024
Allergy Diagnostic Kit Sales	$823,108	$832,987
Integrated Service Program Revenue	1,121,134	643,211
Immunotherapy Treatment Sales	487,762	409,319
Clinical Study Revenue	133,650	133,650
Subscription Revenue	43,731	54,523
Shipping & Handling	41,670	35,892
Training & Other Revenue	40,686	22,344
Total Revenue	$2,691,741	$2,131,926

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy-prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to ISP sales and the amortization of our capitalized software.

For the years ended December 31, 2025 and 2024, cost of revenues was $880,892 and $774,036, respectively.

The Company generated a gross profit of $1,810,849, for the year ended December 31, 2025 and $1,357,890, in 2024. Gross margin increased from 63.7% during the year ended December 31, 2024 to 67.3% during the year ended December 31, 2025. The increase in gross margin in 2025 was attributable to a combination of changes in the product mix including the growth of ISP revenue and improved cost structure resulting from the acquisition of intangible assets from MedScience and synergies across our core product lines.

As we continue to introduce new products at an early stage in our development cycle, our gross margins may vary significantly between periods, due to, among other things, differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants.

For the year ended December 31, 2025, sales and marketing expenses totaled $683,477, an increase of $174,412, compared to $509,065 for the year ended December 31, 2024.

The increases in sales and marketing expenses for the year ended December 31, 2025 compared to 2024 relate primarily to increases in payroll-related expenses as we are investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to distribute our products, selling and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and other management consulting fees.

For the year ended December 31, 2025, general and administrative expenses totaled $439,143, an increase of $162,647, compared to $276,496 for the year ended December 31, 2024.

The increase in general and administrative expenses for the year ended December 31, 2025, as compared to 2024, is primarily due to increases in sales processing related to increased revenue, rent, investor relations and legal fees in connection with the settlement of outstanding debt.

Research and Development

Research and development (R&D) expenses include expenses incurred in connection with the research and development of our medical device technology solutions, including software development. R&D costs are expensed as they are incurred.

For the year ended December 31, 2025, R&D expenses totaled $484,873, which is an increase of $190,393, compared to $294,479 for the year ended December 31, 2024.

The increases in R&D expenses for the year ended December 31, 2025, as compared to 2024, were driven by increases in software development expenses as we continue to expand the commercialization of QHSLab and R&D consulting expenses including the appointment of a medical and scientific affairs liaison during the second quarter of 2024. We expect that our R&D expenses will continue to increase as we invest in and expand our operations and further develop new products and services as part of our growth strategy.

Other Income and Expense

For the year ended December 31, 2025, interest expense decreased by $227,642 to $237,413 from $465,055 for the year ended December 31, 2024.

The decrease is driven by the fact that we accrued interest of $328,427 on the Mercer Fund $806,000 Note and $440,000 Note during 2024 at the default rate combined with the extinguishment of such debt in late 2025. The elimination of this debt and accrual of interest at the non-default rate resulted in lower interest expense during the year ended December 31, 2025. We anticipate that the amount of interest we pay will remain lower until such time as we elect to take on new debt.

For the year ended December 31, 2025, we recorded a gain on extinguishment of debt within Other income and expense on the consolidated statements of operation in connection with the repurchase of our convertible promissory notes originally issued on August 10, 2021 and July 19, 2022 (collectively, the “Notes”). The Notes, which had been in default and bore interest at a default rate of 18 percent per annum, had an aggregate outstanding balance consisting of principal and accrued interest of $1,445,695 as of the date of redemption and were satisfied with a payment of $300,000, resulting in a gain of $1,145,695 within Other income and expense.

During 2025 we also satisfied the Promissory Note held by MedScience which had an outstanding principal and accrued interest balance totaling $470,529. In consideration of the repurchase of the Promissory Note, we issued an aggregate of 1,568,432 shares of common stock resulting in a net loss on the repurchase of the Promissory Note of $479,940 which was recorded within Other income and expense.

On December 31, 2025, we agreed to modify our outstanding Convertible Promissory Note which had a balance as of such date of $146,548. Pursuant to our agreement with the holder, $126,548 of outstanding principal and accrued interest was converted into shares of our common stock at a price of $0.30 per share resulting in the issuance of 421,827 shares of our common stock and the converted portion of the Convertible Promissory Note was extinguished upon issuance of the shares. In connection with the modification and partial conversion, we recognized a loss of $102,251 recorded during the year ended December 31, 2025 within Other income and expense.

There was $82 of other income for the year ended December 31, 2025 compared to $78 for the comparable period in 2024 which was related to the redemption of awards on a credit card.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2025, we had current assets totaling $883,009 including $636,157 of cash, $190,610 of accounts receivable, $35,790 of inventory, and $20,452 related to prepaid expenses and other current assets. At such date we had current liabilities of $449,860 consisting of $326,431 in accounts payable, $17,858 in other current liabilities and $105,571 representing the current portions of outstanding loans. There was $96,218 of outstanding loan balances classified as long-term liabilities on our consolidated balance sheets.

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

We generated cash flows of $178,118 from operations during the year ended December 31, 2025, and $142,437 from operations during 2024. The increase in generation of cash was driven by an increase in revenue and improved gross margins during 2025 compared to 2024.

During the third quarter of 2021, we issued a promissory note of $750,000 (the “Acquisition Note”) in connection with our acquisition of assets related to our AllergiEnd® products and an Original Issue Discount Secured Convertible Promissory Note in the principal amount of $806,000 (the “First Note”) along with warrants to purchase 930,000 shares of our common stock (the “Warrants”) for aggregate consideration of $750,000. In July 2022, to supplement our cash on hand, we issued to the holder of the First Note an Original Issue Discount Secured Convertible Promissory Note (the “Second Note”) in the principal amount of $440,000 and warrants to purchase 550,000 shares of our common stock for aggregate consideration of $400,000.

On November 18, 2025, we consummated a Note Repurchase Agreement (the “Repurchase Agreement”) with the holder of the First and Second Notes which had been in default and on which we were accruing interest at a default rate of 18 percent per annum. The Notes had an aggregate outstanding balance consisting of principal and accrued interest of $1,445,695 as of the date of redemption.

Under the terms of the Repurchase Agreement, we purchased the Notes for $300,000 (the “Repurchase Price”). Upon payment of the Repurchase Price, the Notes were deemed fully satisfied and all security interests and obligations relating to the Notes were terminated. The redemption resulted in the termination of all conversion rights associated with the Notes, including rights to convert into shares of the Company’s common stock at a conversion price of $0.20 per share and a gain on extinguishment being recorded in the consolidated income statement for the year ended December 31, 2025.

The combined principal and accrued interest on the Acquisition Note as of December 31, 2025 was $470,529 and as of December 31, 2024 was $433,334, without giving effect to additional interest of $49,165 and $30,567, respectively, which the holder of the Acquisition Note may have demanded as a result of our failure to make payments on the due dates provided in the Acquisition Note.

We repurchased and extinguished the Acquisition Note as of December 31, 2025. In consideration of the repurchase of the Acquisition Note, we issued an aggregate of 1,568,432 shares of our common stock. As of December 31, 2025, the principal loan balance and all accrued interest were discharged.

Plan of Operation and Funding

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $3,903,551 at December 31, 2025, generated net income of $457,417 for the year ended December 31, 2025, principally as a result of a gain of $1,145,695 on the extinguishment of debt, and a net loss of $259,239 for the year ended December 31, 2024. We generated cash from operations of $178,118 and $142,437 in the years ended December 31, 2025 and 2024, respectively. Despite the extinguishment of much of our debt, our history of losses combined with the amount of our revenues, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to continue to generate positive cash flow from operations or obtain necessary equity or debt financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our working capital requirements are expected to increase in line with the growth of our business. We will remain leveraged as we seek to expand our business. Existing working capital and anticipated cash flows are expected to be adequate to fund our operations over the next twelve months. If necessary, we would seek to supplement such amounts through the issuance of debt or equity.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as wars in the Ukraine, Israel and Iran, increases in inflation and other risks detailed in the risk factors sections detailed in this 2025 Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the Company’s chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of fiscal year 2025.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting were not effective as of December 31, 2025, due to lack of an oversight committee and lack of segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title
Troy Grogan	48	CEO, CFO and Chairman

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

Because Mr. Grogan is our sole officer and director, we have yet to establish committees of the Board and in his capacity as sole director, Mr. Grogan makes all decisions that would otherwise be delegated to such committees.

We have adopted a Code of Ethics and an Insider Trading Policy both of which have been filed as exhibits to previous reports available on the SEC’s website.

ITEM 11. EXECUTIVE COMPENSATION.

Officer’s and Director’s Compensation

Mr. Grogan, our CEO and only executive officer, does not have an employment agreement and is not entitled to receive any compensation for services rendered prior to December 31, 2025. Given the efforts being made by Mr. Grogan on behalf of the Company and the continued growth in our business, the Company intends beginning in 2026 to accrue compensation for his services and, subject to cash availability, to pay such amounts as may accrue in his favor.

Equity Awards

We did not grant Mr. Grogan any equity awards or stock options during the year ended December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

In 2020 we adopted an Equity Incentive Plan which authorizes grants with respect to up to 2,000,000 shares of our common stock. No grants have been made pursuant to the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of March 30, 2026 by (i) any person or group with more than 5% of our common stock, (ii) our sole director, (iii) and our sole officer and director as a “group.”

Except as otherwise indicated, we believe, that each party named in the table below has sole investment and voting power with respect to his shares, subject to community property laws, where applicable. As of March 30, 2026, we had outstanding 15,032,788 shares of common stock and 1,080,092 shares of Series A Preferred Stock and 2,644,424 shares of Series A-2 Preferred Stock. Shares of Series A Preferred Stock are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to certain anti-dilution adjustments. Shares of Series A-2 Preferred Stock are convertible into shares of our common stock at a conversion price of $0.16 per share, subject to certain anti-dilution adjustments. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of March 30, 2026, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. The address of Mr. Grogan is c/o of our company at 901 Northpoint Parkway, Suite 302, West Palm Beach, Florida 33407.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Executive Officers:
Troy Grogan[1]	11,982,387	(1)	51.92%
All directors and executive officers as a group (1 person)	11,982,387	(1)	51.92%
Owners of more than 5% of our outstanding shares:
Marvin Smollar Family Trust	2,226,280	(2)	14.81%
Nicholas Peters	1,431,882	(3)	9.36%

(1)	Includes 3,937,503 shares of common stock, 5,400,460 shares of common stock that may be acquired upon conversion of shares of Series A Preferred Stock and 2,644,424 shares of common stock that may be acquired upon conversion of Series A-2 Convertible Preferred Shares, without giving effect to dividends accrued but not paid.
(2)	Based upon a review of the Company’s stock ledger.
(3)	The information with respect to Mr. Peters is based on the Schedule 13G/A filed with the SEC on February 25, 2025, reflecting ownership of common shares as of that date and the records of the Company which indicate that in addition to 1,161,049 shares of common stock, Mr. Peters is the owner of 270,833 warrants currently exercisable for shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

From time to time Troy Grogan, our principal shareholder, and our sole officer and director, has made unsecured loans to us. The terms and conditions of these advances may not be indicative of what a third-party investor may have agreed to. As of December 31, 2025 and 2024, amounts due to Mr. Grogan were $91,085 and $13,536, respectively. As of December 31, 2025, there is included in non-current liabilities $91,085 representing a $90,000 loan that bears interest at the rate of 10% per annum which matures on March 31, 2027, with interest accrued through December 31, 2025. As of December 31, 2024, other current liabilities on our consolidated balance sheets include $13,536 representing short-term, non-interest-bearing advances due to Mr. Grogan.

Mr. Grogan has been a shareholder of MedScience since 2015 and owns less than 50% of the outstanding shares of MedScience. In addition, Mr. Grogan provides services to MedScience for which he is compensated at such amounts as may be agreed.

During the third quarter of 2021, we issued a promissory note of $750,000 (the “Acquisition Note”) in connection with our acquisition from MedScience of assets related to our AllergiEnd® products. As of December 31, 2025, we purchased the Acquisition Note from MedScience in consideration of which we issued an aggregate of 1,568,432 shares of our common stock to MedScience. As of December 31, 2025, the principal loan balance and all accrued interest were discharged. Mr. Grogan did not receive any personal distribution or other consideration in connection with this transaction.

As of December 31, 2025, the holders of the series A-2 Preferred Stock had received 94,339 shares of common stock in satisfaction of dividends accrued.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Astra Audit & Advisory LLC. for the audit of the Registrant’s annual financial statements and review of the quarterly reports on Form 10-Q and Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Audit fees	$84,000	$66,000

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our outstanding shares of common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Prior to the filing of a Form 5 on February 2, 2026, Mr. Grogan did not file all reports required under Section 16(a) as all of the information that would be provided by such reports was disclosed in our periodic reports filed with the SEC. To date, Mr. Grogan has made no sales of shares that would be required to be disclosed under Section 16(a).

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit B to the Information Statement on Form 14-C filed June 21, 2021).
3.2	Certificate of Amendment to Certificate of Incorporation to effect Name Change (incorporated herein by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed on April 19, 2022).
3.3	By-Laws (incorporated herein by reference to Exhibit C to the Information Statement on Form 14-C filed June 21, 2021).
4.1	Certificate of Designation authorizing issuance of Series A Preferred Stock (incorporated herein by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed on September 5, 2019).
4.2	Certificate of Designation authorizing the issuance of the Series A-2 Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Report on Form 8-K filed December 30, 2021).
10.1	Note Repurchase Agreement between the Company and MedScience Research Group, Inc., dated December 31, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2026).
10.2	Promissory Note Modification and Partial Conversion Agreement between the Company and Dr. Alex Mirakian dated December 31, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2026)
10.3

Note Repurchase Agreement dated November 18, 2025, between the Company and Catheter Precision, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2025)

10.4	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed March 11, 2020).
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Report on Form 10-K filed on March 11, 2021).
19.2	Insider Trading Policy (incorporated herein by reference to Exhibit 19.2 to the Company’s Report on Form 10-K filed on March 27, 2024).
21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2019).
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer, Chief Financial Officer And Director

Date: March 30, 2026

QHSLAB, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of QHSLab, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QHSLab, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangibles

As described in Notes 3 and 5 to the Company’s consolidated financial statements, the Company evaluates intangible assets with finite lives for impairment when events or changes in circumstances in an impairment may exist and indefinite lives for impairment at least annually or when events or changes in circumstances indicates that an impairment may exist.

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

March 30, 2026

3702 W. Spruce Street #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

QHSLab, Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$636,157	$157,168
Accounts receivable, net	190,610	196,089
Inventory	35,790	41,779
Prepaid expenses and other current assets	20,452	25,791
Total current assets	883,009	420,827
Non-current assets:
Capitalized software development costs, net	-	18,616
Intangible assets, net	1,287,997	1,360,109
Total assets	$2,171,006	$1,799,552

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$326,431	$340,962
Other current liabilities	17,858	343,945
Loans payable	85,571	438,254
Convertible notes payable	20,000	1,284,147
Total current liabilities	449,860	2,407,308
Non-current Liabilities:
Loans payable, non-current portion	96,218	-
Total non-current liabilities	96,218	-
Total liabilities	546,078	2,407,308

Commitments and contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 15,032,788 and 10,806,527 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,503	1,081
Additional paid-in capital	5,526,604	3,722,141
Accumulated deficit	(3,903,551)	(4,331,350)
Total stockholders’ equity (deficit)	1,624,928	(607,756)
Total liabilities and stockholders’ equity (deficit)	$2,171,006	$1,799,552

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Revenue	$2,691,741	$2,131,926

Cost of revenue	880,892	774,036

Gross profit	1,810,849	1,357,890

Operating Expenses:
Sales and marketing	683,477	509,065
General and administrative	439,143	276,496
Research and development	484,873	294,479
Amortization	72,112	72,112
Total Operating Expenses	1,679,605	1,152,152

Net operating income	131,244	205,738

Other income and (expense)
Interest expense	(237,413)	(465,055)
Other income	82	78
Gain on extinguishment of debt, net	665,755	-
Loss on conversion of debt	(102,251)	-
Income (loss) before income taxes	457,417	(259,239)
Provision on income taxes	-	-
Net income (loss)	$457,417	$(259,239)

Basic net earnings (loss) per share	$0.04	$(0.03)
Diluted net earnings (loss) per share	$0.02	$(0.03)

Weighted average shares outstanding:
Basic	11,297,235	10,288,458
Diluted	19,342,119	10,288,458

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Preferred – Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2023	1,080,092	$108	2,644,424	$264	9,735,508	$974	$3,606,295	$(3,983,258)	$(375,617)
Conversion of notes payable	-	-	-	-	480,000	48	11,952	-	12,000
Common stock dividend on A-2 Preferred Shares	-	-	-	-	491,019	49	88,804	(88,853)	-
Shares issued for services	-	-	-	-	100,000	10	15,090	-	15,100
Net loss	-	-	-	-	-	-	-	(259,239)	(259,239)
Balance at December 31, 2024	1,080,092	$108	2,644,424	$264	10,806,527	$1,081	$3,722,141	$(4,331,350)	$(607,756)
Conversion of notes payable	-	-	-	-	796,827	79	303,720	-	303,799
Repurchase of debt	-	-	-	-	1,568,432	157	950,313	-	950,470
Private placement of shares	-	-	-	-	1,666,663	167	416,585		416,752
Warrants issued with equity investment	-	-	-	-	-	-	83,246		83,246
Common stock dividend on A-2 Preferred Shares	-	-	-	-	94,339	9	29,609	(29,618)	-
Shares issued for services	-	-	-	-	100,000	10	20,990	-	21,000
Net income	-	-	-	-	-	-	-	457,417	457,417
Balance at December 31, 2025	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(3,903,551)	$1,624,928

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Operating activities
Net income (loss)	$457,417	$(259,239)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Allowance for doubtful accounts	7,276	4,278
Amortization of intangible assets and capitalized software	90,728	146,575
Shares issued for services	21,000	15,100
Gain on extinguishment of debt	(1,145,695)	-
Loss on repurchase of debt	479,940	-
Loss on conversion of debt	102,251	-
Changes in operating assets and liabilities:
Accounts receivable	(1,797)	(128,985)
Inventory	5,989	(16,598)
Prepaid expenses and other current assets	5,339	(17,804)
Accounts payable	(14,531)	262,055
Other current liabilities	170,201	137,055
Cash flows from operating activities	178,118	142,437

Financing activities:
Proceeds from related-party borrowings	90,968	10,300
Repayments of related-party borrowings	(14,504)	-
Proceeds of loan borrowings	114,400	146,500
Repayments of loan borrowings	(89,991)	(193,651)
Proceeds from issuance of stock	499,998	-
Extinguishment of debt	(300,000)	-
Cash flows from financing activities	300,871	(36,851)

Change in cash	478,989	105,586
Cash and cash equivalents - beginning of year	157,168	51,582
Cash and cash equivalents - end of period	$636,157	$157,168

Supplemental disclosures of cash flow activity:
Cash paid for interest	$80,713	$245,995
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$1,254,269	$12,000
Common stock dividends on A-2 preferred shares	$29,618	$88,853

See accompanying notes to consolidated financial statements.

QHSLab, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The Company is a medical device technology and software-as-a-service (“SaaS”) company focused on enabling primary care physicians (“PCP’s”) to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures and providing physicians’ offices with agreed-upon clinical decision support, digital health assessments, administrative workflow, and reimbursement support services.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has only recently operated profitably, has been highly leveraged and has only recently begun to generate cash from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve increased positive cash flows and continual profitability and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and adjusts the reserve for uncollectible balances to represent future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during 2025. As of December 31, 2025, two customers comprised greater than 10% of the outstanding accounts receivable balance at 16.7% and 10.2%.

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. The Company uses actual costs to determine its cost basis for inventories. Inventories consist of only finished goods. Management monitors inventory based on forecasted sales and existing inventory levels. Based on inventory turnover and low on-hand inventory levels, management has determined there was no need for a reserve for slow-moving and obsolete inventories as of December 31, 2025 and 2024.

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

U.S. Method Patent	13.4 years at acquisition

Web Domain	Indefinite life

Trademark	Indefinite life

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

The Company sells allergy diagnostic-related products and immunotherapy treatments to physicians. Revenue is recognized once the Company satisfies its performance obligation which occurs at the point in time when title and possession of products have transitioned to the customer. Beginning April 1, 2025, the Company changed its policy of when title transitions to its customers from upon delivery to upon shipment. Delivery typically occurred within one or two days of shipment, and the Company limited shipping ahead of the end of each reporting period to allow time for delivery. Revenue continues to be recorded when title passes to the customer and, as a result, the change did not have a material impact on the Company’s previously issued consolidated financial statements.

The Company includes shipping and handling fees billed to customers in revenue.

The Company also generates revenue through Software-as-a-Service (SaaS) agreements whereby the Company provides physicians’ practices access to its proprietary internally-developed software QHSLab that provides clinical decision support and patient monitoring. The agreements provide for either monthly or annual access to the software. The access to the system begins immediately and revenue is recognized over the agreement term.

The Company provides administrative, billing and clinical decision support services utilizing QHSLab. Revenue is recognized each month based on actual services provided during that month.

The Company has entered into an agreement with a third party to provide clinical research services utilizing QHSLab. The agreement details the performance obligations of the Company and revenue is recognized as those obligations are met.

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

The Company’s revenues consisted of the following:

	For the Years Ended
	December 31,
	2025	2024
Allergy Diagnostic Kit Sales	$823,108	$832,987
Integrated Service Program Revenue	1,121,134	643,211
Immunotherapy Treatment Sales	487,762	409,319
Clinical Study Revenue	133,650	133,650
Subscription Revenue	43,731	54,523
Shipping & Handling	41,670	35,892
Training & Other Revenue	40,686	22,344
Total Revenue	$2,691,741	$2,131,926

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s QHSLab. Research and development expenses are expensed when incurred. For the years ended December 31, 2025 and 2024, there were $484,873 and $294,479 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net earnings or (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings or (loss) per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. For the year ended December 31, 2025, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding. Due to the net losses reported for the year ended December 31, 2024, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for those periods.

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

The Company has net operating losses of $3,903,551 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to expand disclosures, on an annual and interim basis, about reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company, which has one reportable segment, has adopted ASU 2023-07 and included annual disclosures for all periods presented in the Company’s audited consolidated financial statements as of December 31, 2024 and all interim disclosures beginning with the Form 10-Q for the period ending March 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 beginning with the Form 10-Q for the period ending March 31, 2025 with minimal impact. See Note 12 – Income Taxes.

This Annual Report on Form 10-K does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 4. Accounts Receivable

Accounts receivable are recorded in the consolidated balance sheets when customers are invoiced for revenue to be collected and there is an unconditional right to receive payment. Timing of revenue recognition may differ from the timing of invoicing customers resulting in deferred revenue until the Company satisfies its performance obligation.

Accounts receivable are presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	December 31, 2025	December 31, 2024
Accounts receivable	$220,610	$218,813
Allowance for doubtful accounts	(30,000)	(22,724)
Accounts receivable, net	$190,610	$196,089

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at December 31, 2025 and 2024:

	Estimated Useful Life (in years)	December 31, 2025	December 31, 2024
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(223,390)	(204,774)
Capitalized software, net		$-	$18,616
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(324,503)	(252,391)
Intangible assets, net		$1,287,997	$1,360,109

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the years ended December 31, 2025 and 2024 there was $18,616 and $74,463 of amortization expense, respectively. Amortization related to the QHSLab platform is recorded within cost of revenue on the Company’s consolidated statements of operations. There were no impairments recognized during the years ended December 31, 2025 and 2024.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $72,112 of amortization expense during each of the years ended December 31, 2025 and 2024.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the years ended December 31, 2025 and 2024.

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

The Promissory Note provides for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase to a predetermined interest rate defined in the Promissory Note. The Company had deferred certain principal payments and MedScience indicated that it would forbear taking any action but reserved all of its rights under its agreement. The most recent notice of forbearance was received on March 20, 2025. The combined principal due along with accrued interest as of December 31, 2025 is $470,529 and as of December 31, 2024 was $433,334, without giving effect to additional interest of $49,165 and $30,567, respectively, which MedScience may have demanded as a result of the failure to make payments on the due dates provided in the Promissory Note.

On December 31, 2025, the Company repurchased, cancelled, and extinguished the Promissory Note which had an outstanding principal and accrued interest balance totaling $470,529. In consideration for the repurchase of the Promissory Note, the Company issued an aggregate of 1,568,432 shares of its common stock. As of December 31, 2025, the principal loan balance and all accrued interest were discharged and had a $0 balance in the consolidated balance sheets.

On November 12, 2025, the Company entered into a fixed-fee short-term loan with its merchant bank and received $114,400 in net loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $14,262 paid every 60 days. The loan payable is due in May 2027. As of December 31, 2025, the loan balance was $90,704 and is split between current and non-current liabilities on the consolidated balance sheets. The December 31, 2024 loan balance of $66,294 is all recorded in current liabilities on the consolidated balance sheets.

Note 7. Convertible Notes Payable

Convertible notes payable at December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Note 1 – Shareholder	$20,000	$100,000
Note 2 – Mercer Note	-	721,841
Note 3 – Mercer Note #2	-	462,306
	20,000	1,284,147
Less: current portion	20,000	1,284,147
Non-current portion	$-	$-

Note 1 – Effective May 7, 2021, the Company issued a Convertible Promissory Note in the original principal amount of $100,000 to a shareholder (Note 1). The Note bears interest at a rate of ten percent (10%) per annum. The terms and conditions of the Note may not be indicative of those that a third-party investor may agree to. The Note was originally scheduled to mature on September 30, 2022. The maturity date was subsequently extended to December 31, 2023, further extended to December 31, 2024 during the quarter ended March 31, 2024, and further extended to December 31, 2025 during the quarter ended March 31, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to the greater of (i) a twenty-five percent (25%) discount to the fifteen-day average market price of the Company’s common stock or (ii) $0.50 per share.

On December 31, 2025, the Company entered into a Promissory Note Modification and Partial Conversion Agreement (“Modification Agreement”) with the holder of the Note. As of that date, the outstanding balance of the Note, including accrued interest, was $146,548. Pursuant to the Modification Agreement, the holder elected to convert $126,548 of outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.30 per share. As a result of the conversion, the Company issued 421,827 shares of common stock. The converted portion of the Note was extinguished upon issuance of the shares.

Following the partial conversion, a remaining balance of $20,000 continues to be outstanding under the Note. The maturity date of the remaining balance was extended to December 31, 2026. The remaining balance continues to bear interest at ten percent (10%) per annum and remains convertible at the option of the holder under the terms of the original Convertible Promissory Note. The Company may prepay the remaining balance, in whole or in part, at any time prior to maturity without penalty.

As of December 31, 2025 and 2024, accrued interest on the Note totaled $0 and $36,548, respectively. Accrued interest is included in other current liabilities on the accompanying consolidated balance sheets.

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

The principal amount of the $806,000 Note and all interest accrued thereon was payable on August 10, 2022, and was secured by a lien on substantially all of the Company’s assets. The $806,000 Note provided for interest at the rate of 5% per annum, payable at maturity, and was convertible into common stock at a price of $0.65 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, the $806,000 Note provided, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the $806,000 Note, at a per share price lower than the conversion price then in effect, the conversion price would be reduced to the per share price at which such stock or common stock equivalents were sold.

The $806,000 Note provided for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. In the event of a default, the interest rate on the outstanding principal would increase during the continuance of the default to a Default Interest Rate defined in the $806,000 Note. Additionally, all outstanding amounts would be paid at the holder’s discretion at a Mandatory Default Amount also defined in the $806,000 Note.

On November 11, 2021, Mercer Street Global Opportunity Fund, LLC (“Mercer Fund”), converted $50,000 of the principal amount of the $806,000 Note into 76,923 shares of the Company’s common stock at a price of $0.65 per share.

The 930,000 Warrants were initially exercisable for a period of three years at a price of $1.25 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant. The shares issuable upon conversion of the $806,000 Note and exercise of the Warrants were to be registered under the Securities Act of 1933, as amended, for resale by the investor as provided in the Registration Rights Agreement. The Warrants may be exercised by means of a “cashless exercise” if at any time the shares issuable upon exercise of the Warrant are not covered by an effective registration statement.

As a result of the issuance of a $440,000 Original Issue Discount Secured Convertible Promissory Note effective July 19, 2022 (the “$440,000 Note”), (Note 3) convertible into shares of the Company’s common stock at a price of $0.20 per share, the price at which the $806,000 Note may be converted into shares of the Company’s common stock had been reduced to $0.20 per share. On July 27, 2022, Mercer Fund converted $50,000 of the principal amount of the $806,000 Note into 250,000 shares of the Company’s common stock at a price of $0.20 per share.

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

On February 20, 2025, the Company received a Notice of Default from Mercer Fund in connection with the $806,000 Note. Under the terms of the $806,000 Note, a failure to pay the principal and interest when due constitutes an Event of Default under Section 7(a)(i) of the Note. The Note matured on August 10, 2022 and remained unpaid. Therefore, as of December 31, 2024, the Company combined the accrued interest as of the default date into the outstanding principal balance of the $806,000 Note and had accrued cumulative default interest of 18% on that balance.

On May 12, 2025, the Mercer Fund assigned all of its interest in and to, and duties and obligations under the $806,000 Note to Catheter Precision, Inc. (“Catheter”) in connection with the acquisition by Mercer Fund of certain securities of Catheter.

On November 18, 2025, the Company consummated a Note Repurchase Agreement (the “Repurchase Agreement”) with Catheter, the holder of the Company’s $806,000 Note and $440,000 Note (collectively, the “Notes”). The Notes, which had been in default and bore interest at a default rate of 18 percent per annum, had an aggregate outstanding balance consisting of principal and accrued interest of $1,445,695 as of the date of redemption. See additional details under Note 3 below.

As of December 31, 2025, the balance of the $806,000 Note and all accrued interest was $0 on the consolidated balance sheets. As of December 31, 2024, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $721,841, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s consolidated balance sheets. After giving effect to payments totaling $163,044 made during the year ended December 31, 2024, the $806,000 Note had $158,038 of accrued interest as of December 31, 2024 recorded in current liabilities on the consolidated balance sheets.

Note 3 – Effective July 19, 2022, the Company entered into a Securities Purchase Agreement with Mercer Fund pursuant to which it issued the $440,000 Note in the principal amount of $440,000 and warrants to purchase 550,000 shares of the Company’s common stock for aggregate consideration of $400,000. In addition, pursuant to the Purchase Agreement the Company entered into a Registration Rights Agreement with Mercer Fund.

The principal amount of the $440,000 Note and all interest accrued thereon was payable on July 19, 2023, and were secured by a lien on substantially all of the Company’s assets. The $440,000 Note provides for interest at the rate of 5% per annum, payable at maturity, and was convertible into common stock at a price of $0.20 per share. In addition to customary anti-dilution adjustments upon the occurrence of certain corporate events, the $440,000 Note provided, subject to certain limited exceptions, that if the Company issues any common stock or common stock equivalents, as defined in the $440,000 Note, at a per share price lower than the conversion price then in effect, the conversion price will be reduced to the per share price at which such stock or common stock equivalents were sold.

The $440,000 Note provided for various events of default similar to those provided for in similar transactions, including the failure to timely pay amounts due thereunder. The $440,000 Note provided further that the Company will be liable to the Mercer Fund for various amounts, including the cost of a buy-in, if the Company shall default in its obligation to register the shares issuable upon conversion of the $440,000 Note for sale by the Mercer Fund under the Securities Act or otherwise fails to facilitate Buyer’s sale of the shares issuable upon conversion of the $440,000 Note as required by the terms of the $440,000 Note. In the event of a default, the interest rate on the outstanding principal would increase during the continuance of the default to a Default Interest Rate defined in the $440,000 Note. Additionally, all outstanding amounts would be paid at the holder’s discretion at a Mandatory Default Amount also defined in the $440,000 Note.

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

The 550,000 Warrants were initially exercisable for a period of three years at a price of $0.50 per share, subject to customary anti-dilution adjustments upon the occurrence of certain corporate events as set forth in the Warrant. The shares issuable upon conversion of the $440,000 Note and exercise of the Warrants were to be registered under the Securities Act of 1933, as amended, for resale by the investor as provided in the Registration Rights Agreement. The Warrants may be exercised by means of a “cashless exercise” if at any time the shares issuable upon exercise of the Warrant are not covered by an effective registration statement.

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

The principal, net of the original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, which were being recognized over the life of the $440,000 Note, along with associated interest, was recorded with current liabilities on the Company’s consolidated balance sheets.

On May 12, 2025, the Mercer Fund assigned all of its interest in and to, and duties and obligations under the $440,000 Note to Catheter in connection with the acquisition by Mercer Fund of certain securities of Catheter.

On November 18, 2025, the Company consummated the Repurchase Agreement with the holder of the Notes. The Notes, which had been in default and bore interest at a default rate of 18 percent per annum, had an aggregate outstanding balance consisting of principal and accrued interest of $1,445,695 as of the date of redemption.

Under the terms of the Repurchase Agreement, the Company purchased the Notes for a cash payment of $300,000. Upon payment of the Repurchase Price, the Notes were deemed fully satisfied, cancelled, and extinguished, and all security interests, liens, guarantees, claims, rights, and obligations relating to the Notes were released and terminated. The redemption resulted in the termination of all conversion rights associated with the Notes, including rights to convert into shares of the Company’s common stock at a conversion price of $0.20 per share and a Gain on extinguishment of $1,145,695 in the consolidated income statement for the year ended December 31, 2025.

As of December 31, 2025, the balance of the $440,000 Note and all accrued interest was $0 on the consolidated balance sheets.

As of December 31, 2024, all original issue discount and debt issuance costs, including the allocated relative fair value of the Warrants, have been recognized. The remaining principal balance of $462,306, which includes the accrued interest as of the default date, along with the default interest, is recorded within current liabilities on the Company’s consolidated balance sheets. After giving effect to payments totaling $51,956 made during the year ended December 31, 2024, the $440,000 Note had $70,092 of accrued interest, as of December 31, 2024 recorded in current liabilities on the consolidated balance sheets.

Note 8. Preferred Stock and Private Placement Offering of Common Stock

Issuance of Common Stock and Warrants in a Private Placement Offering

On December 26, 2025, the Company accepted subscription agreements from two accredited investors for the purchase of $499,998 of the Company common stock and warrants in a private placement offering. Pursuant to the subscription agreements, the Company issued an aggregate of 1,666,663 shares of common stock, par value $0.0001 per share, at a purchase price of $0.30 per share, together with an aggregate of 416,666 warrants to purchase shares of common stock. Each warrant is exercisable at an exercise price of $0.60 per share and expires on December 31, 2030.

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

Holders of the Series A-2 Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7% and payable annually in cash or shares of common stock at the election of the Company in accordance with the Series A-2 Convertible Stock agreement. As of December 31, 2025, the holders of the series A-2 Preferred Stock had received 94,339 shares of common stock in satisfaction of dividends accrued through December 31, 2025. During the year ended December 31, 2024, the holders of series A-2 Preferred Stock had received 491,019 shares of common stock in satisfaction of dividends accrued through December 31, 2024.

Note 9. Income and (Loss) Per Common Share

The Company calculates net income or loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net income (loss) per common share were determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.

The Company’s potentially dilutive shares, include shares issuable upon exercise or conversion of outstanding common stock options, common stock warrants, convertible debt and preferred shares which may be used to purchase common stock or receive common stock upon the conversion of issued and outstanding preferred stock, if those options, warrants, debt and preferred shares are exercisable or convertible and at prices below the average share price for the period.

For the year ended December 31, 2025, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding while other potentially dilutive shares were excluded from the calculation based on the exercises price of those shares. For the period ended December 31, 2024, the Company’s potentially dilutive shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive since the Company incurred a loss in such period.

	Years Ended December 31,
	2025	2024
Common equivalent shares	-	8,044,884
Stock options	-	1,100,000
Stock warrants	416,666	550,000
Total shares excluded from calculation	416,666	9,694,884

Note 10. Stock-based Compensation

During the years ended December 31, 2025 and 2024, there was no stock-based compensation associated with stock options included in research and development expense. The Company issued 100,000 shares of common stock for services during each of the years ended December 31, 2025 and 2024. A portion of these shares related to services that had not yet been performed at the time of issuance and were recorded as prepaid expenses. Such prepaid amounts were subsequently recognized as expense as the related services were performed. Accordingly, the Company recognized $7,550 and $1,258, respectively, of expense associated with shares issued for services in research and development, and $19,250 and $0, respectively, in general and administrative expense.

There were no options granted during the years ended December 31, 2025 and 2024. There were no options exercised, forfeited or cancelled during either period but all options did expire during the year ended December 31, 2025.

As of December 31, 2024, all compensation related to the 1,100,000 outstanding options has been recognized. The options were expensed over the vesting period for each Advisor.

All outstanding options expired during the year ended December 31, 2025. Options outstanding at December 31, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	600,000	600,000

Warrants outstanding at December 31, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
December 31, 2025	416,666	416,666	$0.60	December 31, 2030
Total	416,666	416,666

Warrants outstanding at December 31, 2024 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	550,000	550,000

Note 11. Related-Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from the Company’s principal shareholder. Some advances bear no interest and are due on demand while a portion has been converted into a loan to the principal shareholder that provides interest at a rate of 10% per annum. These terms and conditions may not be indicative of what a third-party investor may agree to. As of December 31, 2025 and 2024 amounts due to related-parties totaled $91,085 and $13,536, respectively. As of December 31, 2025, $91,085 is included in non-current liabilities as a $90,000 loan and accrued interest that matures on March 31, 2027. As of December 31, 2024, there is $13,536 included in other current liabilities on the Company’s consolidated balance sheets in connection with advances from the principal shareholder.

The Company’s CEO and principal shareholder is a shareholder of MedScience. In addition, the CEO provides services to MedScience for which he is compensated.

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

The valuation allowance at December 31, 2025 and 2024 was $794,639 and $890,924, respectively. The net change in valuation allowance for the year ended December 31, 2025 was a decrease of $96,285 and for the year ended December 31, 2024 was an increase of $54,440. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. That realization is dependent upon the future generation of taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, the Company has determined that enough uncertainty exists regarding the realization of the deferred tax asset balance to apply a full valuation allowance against these assets as of December 31, 2025 and 2024. All tax years remain open for examination by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2025 and 2024 are as follows:

	For the Years Ended
	December 31,
	2025	2024

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	—	—

The Company has net operating losses of $3,903,551 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Note 13. Segment Information

The Company’s Chief Executive Officer (“CEO”) is the CODM and allocates resources and assesses performance based upon consolidated Net loss that is included in the accompanying consolidated statements of operations. Accordingly, the Company operates as a single operating segment. The measure of segment assets is reflected as Total assets in the accompanying consolidated balance sheets. The Company’s revenue is derived from providing Primary Care Physicians (“PCP’s”) with relevant value-based tools to enable them to diagnose and treat their patients. See additional discussion of revenue in Note 3 - Basis of Presentation.

Note 14. Commitments and Contingencies

There are no actual, pending or threatened legal proceedings as of December 31, 2025. The Company has no non-cancellable operating leases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

