Form 10-Q
period 2026-03-31
QHSLab, Inc.
filed 2026-05-14
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 14, 2026, the Registrant had 15,032,788 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$362,088	$636,157
Accounts receivable, net	201,202	190,610
Inventory	27,517	35,790
Prepaid expenses and other current assets	28,251	20,452
Total current assets	619,058	883,009
Non-current assets:
Intangible assets, net	1,269,969	1,287,997
Total assets	$1,889,027	$2,171,006

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$218,136	$326,431
Other current liabilities	19,688	17,858
Due to related party	93,304	-
Loans payable	36,877	85,571
Convertible notes payable	-	20,000
Total current liabilities	368,005	449,860
Non-current Liabilities:
Loans payable, non-current portion	-	96,218
Total non-current liabilities	-	96,218
Total liabilities	368,005	546,078

Commitments and contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 15,032,788 shares issued and outstanding	1,503	1,503
Additional paid-in capital	5,526,604	5,526,604
Accumulated deficit	(4,007,457)	(3,903,551)
Total stockholders’ equity	1,521,022	1,624,928
Total liabilities and stockholders’ equity	$1,889,027	$2,171,006

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Revenue	$728,685	$645,419

Cost of revenue	257,882	215,475

Gross profit	470,803	429,944

Operating Expenses:
General and administrative	207,822	155,523
Sales and marketing	218,424	144,399
Research and development	120,909	124,033
Amortization	18,028	18,028
Total Operating Expenses	565,183	441,983

Net operating loss	(94,380)	(12,039)

Other income (expense):
Interest expense	(9,526)	(67,570)
Loss before income taxes	(103,906)	(79,609)
Provision on income taxes	-	-
Net loss	$(103,906)	$(79,609)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding (basic and diluted)	15,032,788	11,191,527

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock- Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	1,080,092	$108	2,644,424	$264	10,806,527	$1,081	$3,722,141	$(4,331,350)	$(607,756)
Shares issued for services	-	-	-	-	100,000	10	20,990	-	21,000
Conversion of notes payable	-	-	-	-	375,000	37	74,963	-	75,000
Net loss	-	-	-	-	-	-	-	(79,609)	(79,609)
Balance at March 31, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,410,959)	$(591,365)

Balance at January 1, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(3,903,551)	$1,624,928
Net loss	-	-	-	-	-	-	-	(103,906)	(103,906)
Balance at March 31, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(4,007,457)	$1,521,022

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Operating activities
Net loss	$(103,906)	$(79,609)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for doubtful accounts	-	7,276
Amortization of intangible assets and capitalized software	18,028	36,644
Shares issued for services	-	21,000
Changes in net assets and liabilities:
Accounts receivable	(10,592)	(6,165)
Inventory	8,273	12,587
Prepaid expenses and other current assets	(7,799)	(14,788)
Accounts payable	(108,295)	(22,194)
Other current liabilities	4,049	(4,300)
Cash flows from operating activities	(200,242)	(49,549)

Financing activities:
Repayments of loan borrowings	(73,827)	(46,554)
Cash flows from financing activities	(73,827)	(46,554)

Net change in cash	(274,069)	(96,103)
Cash and cash equivalents – beginning of year	636,157	157,168
Cash and cash equivalents - end of period	$362,088	$61,065

Supplemental disclosures of cash flow activity:
Cash paid for interest	$7,307	$75,493
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$-	$75,000

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. The Company

QHSLab, Inc. (the “Company”) was incorporated in Delaware on September 1, 1983. In 2019, the Company became engaged in value-based healthcare, informatics and algorithmic personalized medicine including digital therapeutics, behavior based remote patient monitoring, chronic care and preventive medicine. On September 23, 2021, the Company changed its state of incorporation from Delaware to Nevada. On April 19, 2022, the Company changed its name to QHSLab, Inc.

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

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had an accumulated deficit of $4,007,457 at March 31, 2026, generated a net loss of $103,906 for the three months ended March 31, 2026 and generated net income of $457,417 for the year ended December 31, 2025, principally as a result of a gain of $1,145,695 on the extinguishment of debt. The Company used cash in operations of $200,242 in the quarter ended March 31, 2026, and generated cash from operations of $178,118 in the year ended December 31, 2025. Despite the extinguishment of much of the Company’s debt, the Company’s history of losses combined with the amount of its revenues, raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve and maintain positive cash flows and continual profitability and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2025 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during the three-month period ended March 31, 2026. The Company had one customer that generated 10% or more of its revenue during the three-month period ended March 31, 2025 with 13.8% of revenue. As of March 31, 2026, one customer comprised greater than 10% of the outstanding accounts receivable balance at 16.3%. As of December 31, 2025, two customers comprised greater than 10% of the outstanding accounts receivable balance at 16.7% and 10.2%.

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. The Company uses actual costs to determine its cost basis for inventories. Inventories consist of only finished goods. Management monitors inventory based on forecasted sales and existing inventory levels. Based on inventory turnover and low on-hand inventory levels, management has determined there was no need for a reserve for slow-moving and obsolete inventories as of March 31, 2026 and December 31, 2025.

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

The Company’s revenues consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Allergy Diagnostic Kit Sales	$228,770	$264,913
Integrated Service Program	374,501	162,502
Immunotherapy Treatment Sales	91,070	97,329
Clinical Study Revenue	-	89,100
Subscription Revenue	11,948	9,285
Shipping and handling	11,640	9,970
Training and Other Revenue	10,756	12,320
Total Revenue	$728,685	$645,419

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended March 31, 2026 and 2025, there was $120,909 and $124,033 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net earnings or (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings or (loss) per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported for the three month periods ended March 31, 2026 and 2025, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for those periods. There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding as of March 31, 2026 or 2025.

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

The Company has net operating loss carry forwards of $4,007,457 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Recently Issued Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the estimation of credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606 through the use of a practical expedient. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within that annual period, with early adoption permitted. The Company adopted this standard in 2026 and determined that it did not have a material impact on the Company’s financial statements.

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

Accounts receivable is presented net of an allowance for doubtful accounts that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	March 31, 2026	December 31, 2025
Accounts receivable	$231,202	$220,610
Allowance for doubtful accounts	(30,000)	(30,000)
Accounts receivable, net	$201,202	$190,610

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at March 31, 2026 and December 31, 2025:

	Estimated Useful Life (in years)	March 31, 2026	December 31, 2025
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(223,390)	(223,390)
Capitalized software, net		$-	$-
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(342,531)	(324,503)
Intangible assets, net		$1,269,969	$1,287,997

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. During the three months ended March 31, 2026 and 2025 there was $0 and $18,616 of amortization expense respectively. Amortization related to the QHSLab platform is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. There were no impairments recognized during the three-month period ended March 31, 2026 and the year ended December 31, 2025.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization expense during each of the quarters ended March 31, 2026 and 2025.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the three-month period ended March 31, 2026 and the year ended December 31, 2025.

Note 6. Loans Payable

On November 12, 2025, the Company entered into a fixed-fee short-term loan with its merchant bank and received $114,400 in net loan proceeds. The loan is repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $14,262 paid every 60 days. The loan payable is due in May 2027. As of March 31, 2026, the loan balance was $36,877 and is recorded in current liabilities on the condensed consolidated balance sheet. As of December 31, 2025, the loan balance was $90,704 and is split between current and non-current liabilities on the condensed consolidated balance sheets.

See additional discussion of loans payable in Note 11 – Related Party Transactions.

Note 7. Convertible Notes Payable

Convertible notes payable at March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Note 1 – Shareholder	$-	$20,000
	-	20,000
Less: current portion	-	20,000
Non-current portion	$-	$-

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

Following the partial conversion, a remaining balance of $20,000 continued to be outstanding under the Note as of December 31, 2025 and the maturity date was extended to December 31, 2026. The remaining balance continued to bear interest at ten percent (10%) per annum and remained convertible at the option of the holder under the terms of the original Convertible Promissory Note. The Company could prepay the remaining balance, in whole or in part, at any time prior to maturity without penalty.

The balance of the Note was paid off in February 2026. The balance of the Note, including accrued interest, was $0 and $20,000 as of March 31, 2026 and December 31, 2025, respectively, and were included in other current liabilities on the accompanying condensed consolidated balance sheets.

Note 8. Preferred Stock and Private Placement Offering of Common Stock

Issuance of Common Stock and Warrants in a Private Placement Offering

On December 26, 2025, the Company accepted subscription agreements from two accredited investors for the purchase of $499,998 of the Company’s common stock and warrants in a private placement offering. Pursuant to the subscription agreements, the Company issued an aggregate of 1,666,663 shares of common stock, par value $0.0001 per share, at a purchase price of $0.30 per share, together with an aggregate of 416,666 warrants to purchase shares of common stock. Each warrant is exercisable at an exercise price of $0.60 per share and expires on December 31, 2030.

Issuance of Series A Preferred Stock

The shares of Series A Preferred Stock have a stated value of $0.25 per share and are initially convertible into shares of common stock at a price of $0.05 per share (subject to adjustment upon the occurrence of certain events). The Series A Preferred Stock does not accrue dividends and ranks prior to the common stock upon a liquidation of the Company. The Series A Preferred Stock votes on all matters brought before the shareholders together with the common stock as a single class and each share of Series A Preferred Stock has a number of votes, initially 5, equal to the number of shares of common stock into which it is convertible as of the record date for any vote.

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

The Company’s potentially dilutive shares include shares issuable upon exercise or conversion of outstanding common stock options, common stock warrants, convertible debt and preferred shares, if those options, warrants, debt and preferred shares are exercisable or convertible and at prices below the average share price for the period.

For the year ended December 31, 2025, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding while other potentially dilutive shares were excluded from the calculation based on the exercises price of those shares. For the periods ended March 31, 2026 and 2025, the Company’s potentially dilutive shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive since the Company incurred a loss in such period.

	Three Months Ended March 31,
	2026	2025
Common equivalent shares	8,044,884	8,044,884
Stock options	-	600,000
Stock warrants	416,666	550,000
Total shares excluded from calculation	416,666	1,150,000

Note 10. Stock-based Compensation

During the three-month periods ended March 31, 2026 and 2025, there was no stock-based compensation associated with stock options included in research and development expense. The Company issued 100,000 shares of common stock for services during each of the years ended December 31, 2025 and 2024. A portion of these shares related to services that had not yet been performed at the time of issuance and were recorded as prepaid expenses. Such prepaid amounts were subsequently recognized as expense as the related services were performed. Accordingly, the Company recognized $1,888 of expense in each three-month period ended March 31, 2026 and 2025 associated with shares issued for services in research and development, and $1,750 and $3,500, respectively, in general and administrative expense.

There were no options granted during the three months ended March 31, 2026 and 2025. There were no options exercised, forfeited or cancelled during either period but all options did expire during the year ended December 31, 2025.

Options outstanding at March 31, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 27, 2020	150,000	150,000	$0.40	June 27, 2025
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	600,000	600,000

During the quarter ended March 31, 2025, 500,000 outstanding options expired.

Warrants outstanding at March 31, 2026 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
December 31, 2025	416,666	416,666	$0.60	December 31, 2030
Total	416,666	416,666

Warrants outstanding at March 31, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	550,000	550,000

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from the Company’s principal shareholder. Some advances bear no interest and are due on demand while a portion has been converted into a loan to the principal shareholder that provides interest at a rate of 10% per annum and matures on March 31, 2027. These terms and conditions may not be indicative of what a third-party investor may agree to. As of March 31, 2026, $93,304 is included in current liabilities on the condensed consolidated balance sheet as a $90,000 loan and accrued interest that matures on March 31, 2027. As of December 31, 2025, the balance was $91,085 and included in non-current liabilities on the condensed consolidated balance sheet.

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

The valuation allowance at March 31, 2026 and December 31, 2025 was $815,993 and $794,639, respectively. The net change in valuation allowance for the quarter ended March 31, 2026 was an increase of $21,354 and for the year ended December 31, 2025 was a decrease of $96,285. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. That realization is dependent upon the future generation of taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, the Company has determined that enough uncertainty exists regarding the realization of the deferred tax asset balance to apply a full valuation allowance against these assets as of March 31, 2026 and December 31, 2025. All tax years remain open for examination by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2026 and 2025 are as follows:

	March 31, 2026	December 31, 2025

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	—	—

The Company has net operating losses of $4,007,457 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

For the three-month period ended March 31, 2026, the Company did not record a tax provision. The Company continues to maintain a valuation allowance against its net deferred tax assets, which will be reassessed as additional information becomes available.

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

Note 14. Commitments and Contingencies

There are no pending or threatened legal proceedings as of March 31, 2026. The Company has no non-cancellable operating leases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2025 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a medical device technology and SaaS company focused on enabling PCPs and other healthcare providers to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs and other healthcare providers with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and personalized medicine. Our digital healthcare, clinical decision support and point of care solutions also support non face to face remote patient and therapeutic monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

Increasingly, regulators and insurance companies have come to recognize what health care technologists have been saying for nearly 20 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. More health insurers have realized that Artificial Intelligence (“AI”) enabled digital medicine technologies such as those provided through our proprietary internally-developed Quality Health System Lab Expert System software (“QHSLab”) can provide the necessary encounters to foster patient compliance in between face to face visits to a physician.

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

We operate as a single operating segment and single reportable segment. Operating segments are defined as components of a business that can earn revenue and incur expenses and for which discrete financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Our CODM, the Chief Executive Officer, allocates resources and assesses performance based upon condensed consolidated financial information and due to the interconnected relationship of our products which are predominately offered to the same class of customer, manages our business as a single operating segment.

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

Results of Operations during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Revenues

For the period ended March 31, 2026, we generated revenues of $728,685 compared to $645,419 of revenues for the period ended March 31, 2025. The increase in revenues for the period ended March 31, 2026, is attributed to the growth of the revenue associated with ISP services which more than made up for the inclusion of revenues in the March 31, 2025, quarter as a result of the achievement of the performance obligations associated with a clinical study undertaken by us pursuant to an agreement with a third party which was not replicated in the period ended March 31, 2026. ISP Revenue increased 130.5% to $374,501 compared to $162,502 in the first quarter of 2025.

Our revenues consisted of the following:

	For the Three Months Ended
	March 31,
	2026	2025
Integrated Service Program	$374,501	$162,502
Allergy Diagnostic Kit Sales	228,770	264,913
Immunotherapy Treatment Sales	91,070	97,329
Clinical Study Revenue	-	89,100
Subscription Revenue	11,948	9,285
Shipping and handling	11,640	9,970
Training and Other Revenue	10,756	12,320
Total revenue	$728,685	$645,419

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to ISP sales and the amortization of our capitalized software.

For the three months ended March 31, 2026 and 2025, cost of revenues was $257,882 and $215,475, respectively.

The Company generated gross profit of $470,803 for the three months ended March 31, 2026, compared to $429,944 for the three months ended March 31, 2025, an increase of $40,859, or 9.5%. Gross margin decreased from 66.6% for the three months ended March 31, 2025 to 64.6% for the three months ended March 31, 2026.

The decrease in gross margin was primarily due to changes in revenue mix, including growth in the Company’s ISP revenue and the introduction of a new service line that includes revenue-sharing arrangements with a third-party provider. This service line contributed to the increase in total revenue and gross profit in absolute dollars but carries a higher cost of revenue relative to the Company’s other offerings, resulting in a lower overall gross margin percentage.

Management believes the increase in gross profit reflects continued growth in the Company’s operations. The change in gross margin is consistent with the Company’s evolving revenue mix and does not reflect a decline in the cost structure of its core product lines, which continue to benefit from operational efficiencies and prior cost optimization initiatives.

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

For the three months ended March 31, 2026, sales and marketing expenses totaled $218,424 compared to $144,399 for the three months ended March 31, 2025, an increase of $74,025.

The increase in sales and marketing expenses for the period ended March 31, 2026 compared to the same period in 2025 relate to an increase in payroll-related and strategic marketing expenses as we invest in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended March 31, 2026, general and administrative expenses totaled $207,822, an increase of $52,299, compared to $155,523 for the three months ended March 31, 2025. The increase is primarily due to increased payroll-related expenses associated with expanding strategic and operational roles to support growing operations along with other operational expenses such as rent, insurance and accounting fees.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development. R&D costs are expensed as they are incurred.

For the three months ended March 31, 2026, R&D expenses totaled $120,909, a decrease of $3,124 compared to $124,033 for the three months ended March 31, 2025.

The decrease in R&D expenses for the period ended March 31, 2026, as compared to 2025, was driven by maintaining software development expenses level as we continue to expand the commercialization of our QHSLab platform software while investing more in sales and marketing efforts during the period. We expect that our R&D expenses will increase as we invest in and expand our operations and further develop new products and services as part of the Company’s growth strategy.

Other Income and Expense

For the three months ended March 31, 2026, interest expense decreased by $58,044 to $9,526 from $67,570 for the three months ended March 31, 2025. The decrease is driven by the conversion and settlement of multiple loans during the fourth quarter of 2025 including the elimination of default interest associated with certain of the notes.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2026, we had current assets totaling $619,058, including $362,088 of cash, $201,202 of accounts receivable, $27,517 of inventory, and $28,251 related to prepaid expenses and other current assets. At such date we had total current liabilities of $368,005 consisting of $218,136 in accounts payable, $19,688 in other current liabilities and $130,181 representing the current portions of outstanding loans, including a related-party loan. There were no balances classified as long-term liabilities on our condensed consolidated balance sheets.

On December 31, 2025, we had current assets totaling $883,009, including $636,157 of cash, $190,610 of accounts receivable, $35,790 of inventory, and $20,452 related to prepaid expenses and other current assets. At such date we had total current liabilities of $449,860 consisting of $326,431 in accounts payable, $17,858 in other current liabilities and $105,571 representing the current portions of outstanding loans and convertible notes. There was $96,218 of outstanding loan balances classified as long-term liabilities on our condensed consolidated balance sheets.

We used cash flows of $200,242 and $49,549 from operations during the three-month periods ending March 31, 2026 and 2025, respectively.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $4,007,457 at March 31, 2026, generated a net loss of $103,906 for the three months ended March 31, 2026 and generated net income of $457,417 for the year ended December 31, 2025, principally as a result of a gain of $1,145,695 on the extinguishment of debt. We used cash in operations of $200,242 in the quarter ended March 31, 2026, and generated cash from operations of $178,118 in the year ended December 31, 2025. Despite the extinguishment of much of our debt, our history of losses combined with the amount of our revenues, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to generate positive cash flow from operations or obtain necessary equity or debt financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our working capital requirements are expected to increase in line with the growth of our business. We will likely increase our debt levels as we seek to expand our business. Existing working capital and anticipated cash flows are expected to be adequate to fund our operations over the next twelve months although no assurance to that effect can be given. If necessary, we would seek to supplement the amounts available to fund our operations through the issuance of debt or equity.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as wars in the Ukraine, Israel and Iran, increases in inflation and other risks detailed in the risk factors sections detailed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2026, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results.

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

Incorporate by reference the Note Repurchase Agreement

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	May 14, 2026

