Form 10-Q
period 2026-06-30
QHSLab, Inc.
filed 2026-08-12
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On August 12, 2026, the Registrant had 15,032,788 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$317,392	$636,157
Accounts receivable, net	342,886	190,610
Inventory	8,814	35,790
Prepaid expenses and other current assets	13,841	20,452
Total current assets	682,933	883,009
Non-current assets:
Intangible assets, net	1,251,941	1,287,997
Total assets	$1,934,874	$2,171,006

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$248,485	$326,431
Other current liabilities	31,789	17,858
Due to related party	95,548	-
Loans payable	-	85,571
Convertible notes payable	-	20,000
Total current liabilities	375,822	449,860
Non-current Liabilities:
Loans payable, non-current portion	-	96,218
Total non-current liabilities	-	96,218
Total liabilities	375,822	546,078

Commitments and contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 15,032,788 shares issued and outstanding	1,503	1,503
Additional paid-in capital	5,526,604	5,526,604
Accumulated deficit	(3,969,427)	(3,903,551)
Total stockholders’ equity	1,559,052	1,624,928
Total liabilities and stockholders’ equity	$1,934,874	$2,171,006

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$847,490	$605,446	$1,576,175	$1,250,865

Cost of revenue	257,706	206,431	515,588	421,906

Gross profit	589,784	399,015	1,060,587	828,959

Operating expenses:
General and administrative	255,416	149,818	524,222	354,910
Sales and marketing	156,474	107,279	313,914	202,109
Research and development	114,621	112,364	235,530	236,397
Amortization	18,028	18,028	36,056	36,056
Total Operating expenses	544,539	387,489	1,109,722	829,472

Net operating income (loss)	45,245	11,526	(49,135)	(513)

Other income (expense):
Interest expense	(7,215)	(64,484)	(16,741)	(132,054)
Income (loss) before income taxes	38,030	(52,958)	(65,876)	(132,567)
Provision on income taxes	-	-	-	-
Net income (loss)	$38,030	$(52,958)	$(65,876)	$(132,567)

Basic net income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted net income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic	15,032,788	11,281,527	15,032,788	11,236,776
Diluted	23,077,672	11,281,527	15,032,788	11,236,776

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(3,903,551)	$1,624,928

Net loss	-	-	-	-	-	-	-	(103,906)	(103,906)
Balance at March 31, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(4,007,457)	$1,521,022

Net income	-	-	-	-	-	-	-	38,030	38,030
Balance at June 30, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(3,969,427)	$1,559,052

Balance at January 1, 2025	1,080,092	$108	2,644,424	$264	10,806,527	$1,081	$3,722,141	$(4,331,350)	$(607,756)

Shares issued for services	-	-	-	-	100,000	10	20,990	-	21,000
Conversion of notes payable	-	-	-	-	375,000	37	74,963	-	75,000
Net loss	-	-	-	-	-	-	-	(79,609)	(79,609)
Balance at March 31, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,410,959)	$(591,365)
Net loss	-	-	-	-	-	-	-	(52,958)	(52,958)
Balance at June 30, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,463,917)	$(644,323)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Operating activities
Net loss	$(65,876)	$(132,567)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for credit losses	-	7,276
Amortization	36,056	54,672
Shares issued for services	-	21,000
Changes in assets and liabilities:
Accounts receivable	(152,276)	40,622
Inventory	26,976	(485)
Prepaid expenses and other current assets	6,611	(1,376)
Accounts payable	(77,946)	21,200
Other current liabilities	18,394	67,142
Cash flows from (used by) operating activities	(208,061)	77,484

Financing activities:
Repayments of loan borrowings	(110,704)	(66,294)
Cash flows from financing activities	(110,704)	(66,294)

Net change in cash	(318,765)	11,190
Cash and cash equivalents – beginning of year	636,157	157,168
Cash and cash equivalents - end of period	$317,392	$168,358

Supplemental disclosures of cash flow activity:
Cash paid for interest	$12,278	$77,823
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$-	$75,000

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had an accumulated deficit of $3,969,427 at June 30, 2026, generated a net loss of $65,876 for the six months ended June 30, 2026 and generated net income of $457,417 for the year ended December 31, 2025, principally as a result of a gain of $1,145,695 on the extinguishment of debt. The Company used cash in operations of $208,061 in the six months ended June 30, 2026, and generated cash from operations of $178,118 in the year ended December 31, 2025. Despite the extinguishment of much of the Company’s debt, the Company’s history of losses combined with the amount of its revenues, raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve and maintain positive cash flows and continual profitability and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025.

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2025 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Reclassification of Prior Period Amounts

Certain prior-period amounts have been reclassified to conform to the current-period presentation. Specifically, certain expenses previously classified as Sales and Marketing Expenses have been reclassified to General and Administrative Expenses to better reflect the nature of the underlying costs. These reclassifications had no effect on total operating expenses, loss from operations, net loss, or stockholders’ equity as previously reported.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had no customers that generated 10% or more of its revenue during either the three or six-month periods ended June 30, 2026, or the three or six month periods ended June 30, 2025. As of June 30, 2026, three customers each comprised greater than 10% of the outstanding accounts receivable balance at 10.1%, 10.5% and 13.4%. As of December 31, 2025, two customers comprised greater than 10% of the outstanding accounts receivable balance at 16.7% and 10.2%.

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. The Company uses actual costs to determine its cost basis for inventories. Inventories consist of only finished goods. Management monitors inventory based on forecasted sales and existing inventory levels. Based on inventory turnover and low on-hand inventory levels, management has determined there was no need for a reserve for slow-moving and obsolete inventories as of June 30, 2026 and December 31, 2025.

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

The estimated useful lives of software are reviewed at least annually and the software will be tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

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

The Company has an agreement with a third party to provide clinical research services utilizing its proprietary internally-developed software. The agreement details the performance obligations of the Company and revenue is recognized as those obligations are met.

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

The Company’s revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Allergy Diagnostic Kit Sales	$196,058	$197,644	$424,828	$462,557
Integrated Service Program	491,399	263,628	865,900	426,130
Immunotherapy Treatment Sales	93,972	119,885	185,042	217,214
Clinical Study Revenue	29,700	-	29,700	89,100
Subscription Revenue	6,666	9,252	18,614	18,537
Shipping and handling	10,914	10,091	22,554	20,061
Training and Other Revenue	18,781	4,946	29,537	17,266
Total revenue	$847,490	$605,446	$1,576,175	$1,250,865

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s SaaS platform. Research and development expenses are expensed when incurred. For the three months ended June 30, 2026 and 2025, there was $114,621 and $112,364 of research and development expenses incurred, respectively. For the six months ended June 30, 2026 and 2025, there was $235,530 and $236,397 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net earnings or (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings or (loss) per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. For the three months ended June 30, 2026, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding. Due to the net losses reported for the six months ended June 30, 2026 as well as three and six months ended June 30, 2025, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the period.

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

The Company has net operating loss carry forwards of $3,969,427 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Accounts receivable is presented net of an allowance for credit losses that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	June 30, 2026	December 31, 2025
Accounts receivable	$372,886	$220,610
Allowance for credit losses	(30,000)	(30,000)
Accounts receivable, net	$342,886	$190,610

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at June 30, 2026 and December 31, 2025:

	Estimated Useful Life (in years)	June 30, 2026	December 31, 2025
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(223,390)	(223,390)
Capitalized software, net		$-	$-
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(360,559)	(324,503)
Intangible assets, net		$1,251,941	$1,287,997

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. Amortization related to the QHSLab platform was $0 for the three-month periods ended June 30, 2026 and 2025, respectively. Amortization was $0 and $18,616 for the six-month periods ended June 30, 2026 and 2025, respectively, and is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. There were no impairments recognized during the six-month periods ended June 30, 2026 and 2025, and the year ended December 31, 2025.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group, Inc. (“MedScience”) as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization during each of the three-month periods ended June 30, 2026 and 2025, and $36,056 of amortization expense during each of the six-month periods ended June 30, 2026 and 2025.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the six-month periods ended June 30, 2026 and 2025, and the year ended December 31, 2025.

Note 6. Loans Payable

On November 12, 2025, the Company entered into a fixed-fee short-term loan with its merchant bank and received $114,400 in net loan proceeds. The loan was repaid by the merchant bank withholding an agreed-upon percentage of payments they process on behalf of the Company with a minimum of $14,262 paid every 60 days. Although the loan was originally scheduled to mature in May 2027, it was repaid in full during June 2026. At December 31, 2025, the outstanding loan balance was $90,704, which was split between current and non-current liabilities on the condensed consolidated balance sheets.

See additional discussion of loans payable in Note 11 – Related Party Transactions.

Note 7. Convertible Notes Payable

Convertible notes payable at June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Shareholder	$-	$20,000
	-	20,000
Less: current portion	-	20,000
Non-current portion	$-	$-

Effective May 7, 2021, the Company issued a Convertible Promissory Note in the original principal amount of $100,000 to a shareholder. The Note bears interest at a rate of ten percent (10%) per annum. The terms and conditions of the Note may not be indicative of those that a third-party investor may agree to. The Note was originally scheduled to mature on September 30, 2022. The maturity date was subsequently extended to December 31, 2023, further extended to December 31, 2024 during the quarter ended March 31, 2024, and further extended to December 31, 2025 during the quarter ended March 31, 2025. Pursuant to the terms of the Note, the outstanding principal and accrued interest were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to the greater of (i) a twenty-five percent (25%) discount to the fifteen-day average market price of the Company’s common stock or (ii) $0.50 per share.

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

The balance of the Note was paid off in February 2026. The balance of the Note, including accrued interest, was $0 and $20,000 as of June 30, 2026 and December 31, 2025, respectively, and were included in other current liabilities on the accompanying condensed consolidated balance sheets.

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

For the year ended December 31, 2025, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding while other potentially dilutive shares were excluded from the calculation based on the exercise prices for those shares.

For the three months ended June 30, 2026, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were included in the computation of diluted income per share while others were excluded from the calculation based on the exercise prices for those shares. For the six months ended June 30, 2026 as well as the three and six months ended June 30, 2025, the Company’s potentially dilutive shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive since the Company incurred a loss in such period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common equivalent shares	-	8,044,884	8,044,884	8,044,884
Stock options	-	450,000	-	450,000
Stock warrants	416,666	550,000	416,666	550,000
Total shares excluded from calculation	416,666	9,044,884	8,461,550	9,044,884

Note 10. Stock-based Compensation

During the six-month periods ended June 30, 2026 and 2025, there was no stock-based compensation associated with stock options. The Company issued 100,000 shares of common stock for services during each of the years ended December 31, 2025 and 2024. A portion of these shares related to services that had not yet been performed at the time of issuance and were recorded as prepaid expenses. Such prepaid amounts were subsequently recognized as expense as the related services were performed. Accordingly, the Company recognized $1,888 of expense in each three-month period ended June 30, 2026 and 2025 associated with shares issued for services in research and development, and $0 and $5,250, respectively, in general and administrative expense. The Company recognized $3,776 of expense in each six-month period ended June 30, 2026 and 2025 associated with shares issued for services in research and development, and $1,750 and $8,750, respectively, in general and administrative expense.

There were no options granted during the six months ended June 30, 2026 and 2025. There were no options exercised, forfeited or cancelled during either period but all options expired during the year ended December 31, 2025.

Options outstanding at June 30, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	450,000	450,000

During the quarter ended June 30, 2025, 150,000 outstanding options expired and 650,000 outstanding options expired during the six months ended June 30, 2025.

Warrants outstanding at June 30, 2026 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
December 31, 2025	416,666	416,666	$0.60	December 31, 2030
Total	416,666	416,666

Warrants outstanding at June 30, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
July 19, 2022	550,000	550,000	$0.50	July 18, 2025
Total	550,000	550,000

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from the Company’s principal shareholder. Some advances bear no interest and are due on demand while a portion has been converted into a loan to the principal shareholder that provides interest at a rate of 10% per annum and matures on March 31, 2027. These terms and conditions may not be indicative of what a third-party investor may agree to. As of June 30, 2026, $95,548 is included in current liabilities on the condensed consolidated balance sheet as a $90,000 loan and accrued interest. As of December 31, 2025, the balance was $91,085 and included in non-current liabilities on the condensed consolidated balance sheet.

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

The valuation allowance at June 30, 2026 and December 31, 2025 was $807,536 and $794,639, respectively. The net change in valuation allowance for the quarter ended June 30, 2026 was a decrease of $8,458, and for the year ended December 31, 2025 was a decrease of $96,285. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. That realization is dependent upon the future generation of taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, the Company has determined that enough uncertainty exists regarding the realization of the deferred tax asset balance to apply a full valuation allowance against these assets as of June 30, 2026 and December 31, 2025. All tax years remain open for examination by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2026 and 2025 are as follows:

	June 30, 2026	December 31, 2025

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	—	—

The Company has net operating loss carry forwards of $3,969,427 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

For the six-month period ended June 30, 2026, the Company did not record a tax provision. The Company continues to maintain a valuation allowance against its net deferred tax assets, which will be reassessed as additional information becomes available.

Note 13. Segment Information

The Company operates as one operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM used consolidated sales, gross margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the need to allocate its budget to operating expenses and invest in additional resources. The segment assets are equal to the assets presented in the condensed consolidated balance sheets.

The significant expenses that are regularly provided to the CODM are disclosed in the condensed consolidated statements of operations as a part of the condensed consolidated net income (loss). See the condensed consolidated financial statements for all financial information regarding the Company’s operating segment.

Note 14. Commitments and Contingencies

There are no pending or threatened legal proceedings as of June 30, 2026. The Company has no non-cancellable operating leases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2025 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a medical device technology and SaaS company focused on enabling primary care physicians (“PCPs”) and other healthcare providers to increase their revenues by providing them with relevant, value-based tools to evaluate and treat chronic disease as well as provide preventive care through reimbursable procedures. In some cases, the products we provide our physician clients will enable them to diagnose and treat patients with chronic diseases which they historically have referred to specialists, allowing them to increase their practice revenue. As part of our mission, we are providing PCPs and other healthcare providers with the software, training and devices necessary to allow them to treat their patients using value-based healthcare, informatics and personalized medicine. Our digital healthcare, clinical decision support and point of care solutions also support non face to face remote patient and therapeutic monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

Increasingly, regulators and insurance companies recognize what health care technologists have been saying for nearly 20 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. More health insurers have realized that Artificial Intelligence (“AI”) enabled digital medicine technologies such as those provided through our proprietary internally-developed Quality Health System Lab Expert System software (“QHSLab”) can provide the necessary encounters to foster patient compliance in between face to face visits to a physician.

Based on the success of PCPs using our QHSLab allergy diagnostics combined with the products acquired from MedScience Research Group, Inc. (“MedScience”), we are increasing our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care diagnostics and treatments, and digital medicine programs that PCPs can use and prescribe in their practices. In all cases, PCPs will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

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

Results of Operations during the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025

Revenues

For the three months ended June 30, 2026, we generated revenues of $847,490 compared to $605,446 of revenues for the three months ended June 30, 2025 which was driven by an 86.4% increase in our Integrated Service Program (ISP) revenues during the period.

For the six months ended June 30, 2026, we generated revenues of $1,576,175 compared to $1,250,865 of revenues for the six months ended June 30, 2025. The increase in revenues for the first half of 2026, is attributed to a 103.2% increase in revenues generated from ISP services to $865,900 compared to $426,130 in the first half of 2025. Revenues for the first half of 2026 were also affected by an 8.2% decrease in sales of Allergy Diagnostic Kits to $424,828 compared to $462,557 for the six months ended June 30, 2025.

A significant portion of our revenue growth during the first half of 2026 was driven by recurring service-based revenue generated through ISP. Unlike traditional medical product sales, these services are provided on an ongoing basis as physicians continue utilizing the Company’s software platform and clinical support services. Management believes continued growth in recurring revenue improves the predictability of future operating results, supports expansion of gross margins, and enhances long-term shareholder value.

Our revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Allergy Diagnostic Kit Sales	$196,058	$197,644	$424,828	$462,557
Integrated Service Program	491,399	263,628	865,900	426,130
Immunotherapy Treatment Sales	93,972	119,885	185,042	217,214
Clinical Study Revenue	29,700	-	29,700	89,100
Subscription Revenue	6,666	9,252	18,614	18,537
Shipping and handling	10,914	10,091	22,554	20,061
Training and Other Revenue	18,781	4,946	29,537	17,266
Total revenue	$847,490	$605,446	$1,576,175	$1,250,865

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of the AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative services and labor expenses directly related to ISP sales and the amortization of our capitalized software.

For the three months ended June 30, 2026 and 2025, cost of revenues was $257,706 and $206,431, respectively.

The Company generated a gross profit of $589,784 during the three months ended June 30, 2026 compared to $399,015 for the three months ended June 30, 2025. Gross margin increased to 69.6% for the quarter compared to 65.9% during the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025, cost of revenues was $515,588 and $421,906, respectively.

The Company generated a gross profit of $1,060,587 during the six months ended June 30, 2026 compared to $828,959 for the six months ended June 30, 2025. Gross margin increased from 66.3% during the six months ended June 30, 2025 to 67.3% during the six months ended June 30, 2026. The increase in gross margin was driven by several factors, including a favorable shift in revenue mix, highlighted by a $439,770 (103.2%) increase in ISP revenue, which represented a larger proportion of total revenues during the period, as well as operating synergies across our core product lines.

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

For the three months ended June 30, 2026, sales and marketing expenses totaled $156,474 compared to $107,279 for the three months ended June 30, 2025, an increase of $49,195.

For the six months ended June 30, 2026, sales and marketing expenses totaled $313,914 compared to $202,109 for the six months ended June 30, 2025, an increase of $111,805.

The increase in sales and marketing expenses for the periods ended June 30, 2026 compared to the same periods in 2025 relate to an increase in payroll-related and strategic marketing expenses as we were investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of costs associated with operating a business including accounting, legal and management consulting fees.

For the three months ended June 30, 2026, general and administrative expenses totaled $255,416, an increase of $105,598, compared to $149,818  for the three months ended June 30, 2025.

For the six months ended June 30, 2026, general and administrative expenses totaled $524,222 an increase of $169,312, compared to $354,910 for the six months ended June 30, 2025.

The increase is primarily due to increased payroll-related expenses associated with expanding strategic and operational roles to support growing operations along with increases in other operational expenses such as rent, insurance and accounting fees.

Research and Development

Research and development (“R&D”) includes expenses incurred in connection with the research and development of our medical device technology solution, including software development and costs related to our clinical study. R&D costs are expensed as they are incurred.

For the three months ended June 30, 2026, R&D expenses totaled $114,621 which is an increase of $2,257 compared to $112,364 for the three months ended June 30, 2025.

For the six months ended June 30, 2026, R&D expenses totaled $235,530 which is a decrease of $867 compared to $236,397 for the six months ended June 30, 2025.

Research and development expenses for the period ended June 30, 2026 remained generally consistent with the comparable period in 2025, reflecting the Company’s continued investment in software development to support the commercialization and enhancement of the QHSLab platform. While maintaining a disciplined level of investment in research and development, the Company continued to expand its sales and marketing activities during the period to support revenue growth. Management expects research and development expenses to increase over time as the Company continues to invest in expanding its operations and developing new products, services and technologies as part of its long-term growth strategy.

Other Income and Expense

For the three months ended June 30, 2026, interest expense decreased by $57,269 to $7,215 from $64,484 for the three months ended June 30, 2025.

For the six months ended June 30, 2026, interest expense decreased by $115,313 to $16,741 from $132,054 for the six months ended June 30, 2025.

The decrease is driven by the conversion and settlement of multiple loans during the fourth quarter of 2025 including the elimination of default interest associated with certain of the notes.

Net Operating Income (Loss); Net Income (Loss)

Although revenue increased approximately 26% during the six months ended June 30, 2026, we reported an operating loss of approximately $49,000, compared to an operating loss of approximately $500 during the comparable prior-year period. The increase in our operating loss primarily reflects continued strategic investment in expanding our sales and marketing initiatives and investment in the commercial infrastructure and administrative capabilities necessary to support future growth as well as our continued dedication to research and development necessary to develop new products. Management believes these investments position the Company for continued expansion of its physician network and recurring revenue base. Management believes continued growth in recurring revenue will improve the scalability of the Company’s business model and is expected to reduce operating expenses as a percentage of revenue over time. While the Company anticipates benefiting from increased operating leverage as revenues expand, it expects to continue making disciplined investments in personnel, technology and commercialization initiatives to support long-term growth. Accordingly, future operating results will depend on both the pace of revenue growth and the timing of these strategic investments.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2026, we had current assets totaling $682,933, including $317,392 of cash, $342,886 of accounts receivable, $8,814 of inventory, and $13,841 related to prepaid expenses and other current assets. At such date, we had total current liabilities of $375,822 consisting of $248,485 in accounts payable, $31,789 in other current liabilities, and $95,548 representing the due to related party balance. There were no balances classified as long-term liabilities on our condensed consolidated balance sheets.

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

Cash and cash equivalents were approximately $317,000 at June 30, 2026, compared to approximately $636,000 at December 31, 2025, as we used approximately $208,061 to support operations and pay off debt obligations in the first half of 2026. The use of cash during this period primarily resulted from funding working capital requirements associated with our continued revenue growth, including increased accounts receivable balances. The use of cash in our operations reflects continued strategic investment in expanding our sales and marketing initiatives and investment in the commercial infrastructure and administrative capabilities necessary to support future growth as well as our continued dedication to research and development necessary to develop new products. These investments position us for continued expansion of our physician network and increasing our recurring revenue base. As revenue continues to increase and the portion of such increase represented by recurring revenues increases, management expects operating expenses to represent a lower percentage of revenue over time; however, future operating results will continue to depend upon the pace of revenue growth and our ongoing investment strategy.

Management believes our current cash position, anticipated collections of outstanding accounts receivable, and expected cash generated from future operations will provide sufficient liquidity to fund current operating requirements. Moreover, by substantially reducing our debt, we improved our ability to borrow funds should it become necessary. During the current quarter, the Company achieved profitability for the first time following a period of operating losses, and management's plans are focused on sustaining profitable operations and positive cash flows in future periods. However, because this return to profitability is recent and has not yet been demonstrated over an extended period, there can be no assurance that future operating results, cash flows, or profitability will continue at current levels or progress as planned. Accordingly, uncertainty remains regarding the Company's ability to sustain these improvements, and additional financing, if required, may not be available on favorable terms or at all. Management will continue to evaluate opportunities to strengthen liquidity and capital resources as it executes its long-term growth strategy.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $3,969,427 at June 30, 2026, generated a net loss of $65,876 for the six months ended June 30, 2026 and generated net income of $457,417 for the year ended December 31, 2025, principally as a result of a gain of $1,145,695 on the extinguishment of debt. We used cash in operations of $208,061 in the six months ended June 30, 2026, and generated cash from operations of $178,118 in the year ended December 31, 2025. Despite the extinguishment of much of our debt, our history of losses combined with the amount of our revenues, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our continuation as a going concern is dependent upon our ability to generate positive cash flow from operations or obtain necessary equity or debt financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our working capital requirements are expected to increase in line with the growth of our business, expansion of our physician network and increases in our recurring revenue platform. Growth in service-based revenue generally results in higher accounts receivable balances during periods of rapid expansion due to normal billing and collection cycles. We will likely increase our debt levels as we seek to expand our business and believe any temporary increases in working capital requirements are consistent with our growth strategy and expect cash collections to improve as recently generated receivables convert to cash. Existing working capital, anticipated receivable collections, and expected operating cash flows are expected to be adequate to fund our operations over the next twelve months. However, because the Company’s return to profitability is recent, there can be no assurance that the future cash flows and operating results will be sustained. If necessary, we would seek to supplement the amounts available to fund our operations through the issuance of debt or equity.

While we are focused on expanding our business we intend to remain focused on maintaining disciplined expense management, improving operating cash flow, and expanding higher-margin recurring revenue streams while continuing to invest strategically in initiatives expected to drive long-term shareholder value. As we seek to grow, we intend to continually explore our options to raise additional capital or, when available, borrow additional funds on terms which we believe are favorable to us. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders, could require the issuance of equity securities at prices we believe are below our true value and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional borrowings could require that we grant the lenders a security interest or other rights that impede our ability to operate as we deem best for our shareholders. Further, any default under a loan agreement could result in an action which could force us to seek bankruptcy protection. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to maintain or expand our existing operations, take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business and adversely impact our financial results.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as wars in Ukraine, Israel and Iran, increases in inflation and other risks detailed in the risk factors sections detailed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of June 30, 2026, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	August 12, 2026

