Form 10-Q
period 2026-09-30
QHSLab, Inc.
filed 2026-11-12
CIK 856984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On November 12, 2026, the Registrant had 15,032,788 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QHSLab, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$190,464	$636,157
Accounts receivable, net	308,923	190,610
Inventory	-	35,790
Prepaid expenses and other current assets	19,721	20,452
Total current assets	519,108	883,009
Non-current assets:
Intangible assets, net	1,233,913	1,287,997
Total assets	$1,753,021	$2,171,006

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$135,616	$326,431
Other current liabilities	13,682	17,858
Due to related party	97,816	-
Loans payable	-	85,571
Convertible notes payable	-	20,000
Total current liabilities	247,114	449,860
Non-current Liabilities:
Loans payable, non-current portion	-	96,218
Total non-current liabilities	-	96,218
Total liabilities	247,114	546,078

Commitments and contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares authorized
Preferred stock Series A, $0.0001 par value; 1,080,092 shares issued and outstanding	108	108
Preferred stock Series A-2, $0.0001 par value; 2,644,424 shares issued and outstanding	264	264

Common stock, 900,000,000 shares authorized, $0.0001 par value; 15,032,788 shares issued and outstanding	1,503	1,503
Additional paid-in capital	5,526,604	5,526,604
Accumulated deficit	(4,022,572)	(3,903,551)
Total stockholders’ equity	1,505,907	1,624,928
Total liabilities and stockholders’ equity	$1,753,021	$2,171,006

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$677,172	$737,066	$2,253,347	$1,987,931

Cost of revenue	208,709	243,435	724,297	665,341

Gross profit	468,463	493,631	1,529,050	1,322,590

Operating expenses:
General and administrative	244,705	131,415	768,927	486,325
Sales and marketing	141,060	115,168	454,974	317,277
Research and development	115,074	132,769	350,604	369,166
Amortization	18,028	18,028	54,084	54,084
Total Operating expenses	518,867	397,380	1,628,589	1,226,852

Net operating income (loss)	(50,404)	96,251	(99,539)	95,738

Other income (expense):
Interest expense	(2,741)	(62,840)	(19,482)	(194,894)
Income (loss) before income taxes	(53,145)	33,411	(119,021)	(99,156)
Provision on income taxes	-	-	-	-
Net income (loss)	$(53,145)	$33,411	$(119,021)	$(99,156)

Basic net income (loss) per share	$(0.00)	$0.00	$(0.01)	$(0.01)
Diluted net income (loss) per share	$(0.00)	$0.00	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic	15,032,788	11,281,527	15,032,788	11,251,857
Diluted	15,032,788	19,326,411	15,032,788	11,251,857

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series A-2		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(3,903,551)	$1,624,928
Net loss	–	–	–	–	–	–	–	(103,906)	(103,906)
Balance at March 31, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(4,007,457)	$1,521,022
Net income	–	–	–	–	–	–	–	38,030	38,030
Balance at June 30, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(3,969,427)	$1,559,052
Net loss	–	–	–	–	–	–	–	(53,145)	(53,145)
Balance at September 30, 2026	1,080,092	$108	2,644,424	$264	15,032,788	$1,503	$5,526,604	$(4,022,572)	$1,505,907

Balance at January 1, 2025	1,080,092	$108	2,644,424	$264	10,806,527	$1,081	$3,722,141	$(4,331,350)	$(607,756)
Shares issued for services	–	–	–	–	100,000	10	20,990	–	21,000
Conversion of notes payable	–	–	–	–	375,000	37	74,963	–	75,000
Net loss	–	–	–	–	–	–	–	(79,609)	(79,609)
Balance at March 31, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,410,959)	$(591,365)
Net loss	–	–	–	–	–	–	–	(52,958)	(52,958)
Balance at June 30, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,463,917)	$(644,323)
Net income	–	–	–	–	–	–	–	33,411	33,411
Balance at September 30, 2025	1,080,092	$108	2,644,424	$264	11,281,527	$1,128	$3,818,094	$(4,430,506)	$(610,912)

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating activities
Net loss	$(119,021)	$(99,156)
Adjustments to reconcile net loss to net cash from operating activities:
Allowance for credit losses	-	7,276
Amortization	54,084	72,700
Stock grant compensation	5,664	5,664
Shares issued for services	-	21,000
Changes in assets and liabilities:
Accounts receivable	(118,313)	(21,318)
Inventory	35,790	15,160
Prepaid expenses and other current assets	(4,933)	(13,331)
Accounts payable	(190,815)	(39,309)
Other current liabilities	2,555	131,399
Cash flows from (used by) operating activities	(334,989)	80,085

Financing activities:
Proceeds from related-party borrowings	-	968
Repayments of related-party borrowings	-	(13,536)
Repayments of loan borrowings	(110,704)	(66,294)
Cash flows used by financing activities	(110,704)	(78,862)

Net change in cash	(445,693)	1,223
Cash and cash equivalents – beginning of year	636,157	157,168
Cash and cash equivalents - end of period	$190,464	$158,391

Supplemental disclosures of cash flow activity:
Cash paid for interest	$12,751	$77,823
Cash paid for taxes	$-	$-
Supplemental noncash investing and financing activity:
Debt and accrued interest converted to shares of common stock	$-	$75,000

See accompanying notes to the unaudited condensed consolidated financial statements.

QHSLab, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2026

Note 1. The Company

QHSLab, Inc. (the “Company”) was incorporated in Delaware on September 1, 1983. In 2019, the Company became engaged in value-based healthcare, informatics and algorithmic personalized medicine, behavior based remote patient monitoring, chronic care and preventive medicine. On September 23, 2021, the Company changed its state of incorporation from Delaware to Nevada. On April 19, 2022, the Company changed its name to QHSLab, Inc.

The Company is a healthcare technology company focused on improving preventive and value-based care through digital health solutions and point-of-care services. The Company provides healthcare organizations with technology-enabled programs designed to identify patient health risks, support clinical decision-making, improve patient engagement, and create new opportunities for practice revenue.

Note 2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had an accumulated deficit of $4,022,572 at September 30, 2026, generated a net loss of $119,021 for the nine months ended September 30, 2026 and generated net income of $457,417 for the year ended December 31, 2025, principally as a result of a gain of $1,145,695 on the extinguishment of debt. The Company used cash in operations of $334,989 in the nine months ended September 30, 2026, and generated cash from operations of $178,118 in the year ended December 31, 2025. Despite the extinguishment of much of the Company’s debt, the Company’s history of losses combined with the amount of its revenues, raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company’s business is dependent upon its ability to achieve and maintain positive cash flows and continual profitability and, pending such achievement, future issuances of equity or other financings to fund ongoing operations. However, access to such funding may not be available on commercially reasonable terms, if at all. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2025 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Accounts Receivable: The Company extends unsecured credit to its customers on a regular basis. Management monitors the payments on outstanding balances and estimates future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations and adjusts the reserve for uncollectible balances as necessary based on experience. The Company controls its credit risk related to accounts receivable through credit approvals and monitoring. The Company had two customers that generated 10.3% and 16.5% of its revenue during the three months ended September 30, 2026, and one customer that generated 15.8% of its revenue during the nine months ended September 30, 2026. The Company had one customer that generated 11.6% of its revenue during the three months ended September 30, 2025, and one customer that generated 10.3% of its revenue during the nine months ended September 30, 2025. As of September 30, 2026, three customers each comprised greater than 10% of the outstanding accounts receivable balance at 11.1%, 11.3% and 22.5%. As of December 31, 2025, two customers comprised greater than 10% of the outstanding accounts receivable balance at 16.7% and 10.2%.

Inventories: Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. The Company uses actual costs to determine its cost basis for inventories. Inventories consist of only finished goods. Management monitors inventory based on forecasted sales and existing inventory levels. Based on inventory turnover and low on-hand inventory levels, management has determined there was no need for a reserve for slow-moving and obsolete inventories as of December 31, 2025. During the quarter ended September 30, 2026, the Company transitioned to an order-based fulfillment model under which products are purchased and fulfilled based on customer orders rather than maintained as inventory on hand. Accordingly, the Company had no inventory on hand as of September 30, 2026.

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

The Company’s revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Integrated Service Program	$421,792	$359,376	$1,287,692	$785,506
Allergy Diagnostic Kit Sales	141,403	216,363	566,231	678,920
Immunotherapy Treatment Sales	77,581	131,477	262,623	348,691
Clinical Study Revenue	-	-	29,700	89,100
Subscription Revenue	8,283	15,876	26,897	34,413
Shipping and Handling	7,699	11,458	30,253	31,519
Training & Other Revenue	20,414	2,516	49,951	19,782
Total revenue	$677,172	$737,066	$2,253,347	$1,987,931

Research and Development: Research and development expense is primarily related to developing and improving methods related to the Company’s technology platform. Research and development expenses are expensed when incurred. For the three months ended September 30, 2026 and 2025, there was $115,074 and $132,769 of research and development expenses incurred, respectively. For the nine months ended September 30, 2026 and 2025, there was $350,604 and $369,166 of research and development expenses incurred, respectively.

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

Earnings Per Common Share: Basic net earnings or (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings or (loss) per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants to purchase common stock (only if those options and warrants are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of issued and outstanding preferred stock. Due to the net losses reported for the three and nine months ended September 30, 2026 as well as the nine months ended September 30, 2025, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the period. For the three months ended September 30, 2025, 8,044,884 common equivalent shares related to Preferred Shares A and A-2 were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding.

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

The Company has net operating loss carry forwards of $4,022,572 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

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

Accounts receivable is presented net of an allowance for credit losses that represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	September 30, 2026	December 31, 2025
Accounts receivable	$338,923	$220,610
Allowance for credit losses	(30,000)	(30,000)
Accounts receivable, net	$308,923	$190,610

Note 5. Capitalized Software and Intangible Assets

Non-current assets consist of the following at September 30, 2026 and December 31, 2025:

	Estimated Useful Life (in years)	September 30, 2026	December 31, 2025
Capitalized software	3.0	$223,390	$223,390
Accumulated amortization		(223,390)	(223,390)
Capitalized software, net		$-	$-
Intangible Assets:
U.S. Method Patent	13.4	$967,500	$967,500
Web Domain	N/A	161,250	161,250
Trademark	N/A	483,750	483,750
Total Intangible assets		$1,612,500	$1,612,500
Accumulated amortization		(378,587)	(324,503)
Intangible assets, net		$1,233,913	$1,287,997

Capitalized software represents the development costs for the Company’s internal-use QHSLab platform software. The Company completed testing of its QHSLab platform software application at the end of the first quarter of 2022 and began to amortize the capitalized expenses on a straight-line basis over the useful life of the software. Amortization related to the QHSLab platform was $0 for the three-month periods ended September 30, 2026 and 2025, respectively. Amortization was $0 and $18,616 for the nine-month periods ended September 30, 2026 and 2025, respectively, and is recorded within cost of revenue on the Company’s condensed consolidated statements of operations. There were no impairments recognized during the nine-month periods ended September 30, 2026 and 2025, and the year ended December 31, 2025.

The intangible assets represent the value the Company paid to acquire the trademark “AllergiEnd”, the web domain “AllergiEnd.com” along with the U.S. Method Patent registration relating to the allergy testing kit and related materials the Company distributes to physician clients. The Company acquired the intangible assets from MedScience Research Group, Inc. (“MedScience”) as of June 23, 2021 for total consideration of $1,612,500 which was financed through a combination of restricted stock and a promissory note. The allocation of the purchase price to each of these assets was determined based on ASC 805-50-30, Business Combination, Related Issues, Initial Measurement. The assets are being amortized over their useful lives beginning July 1, 2021. The Trademark and Web Domain are determined to have an indefinite life and will be tested annually for impairment in accordance with ASC 350-30-35, Intangibles, General Intangibles Other Than Goodwill. There was $18,028 of amortization during each of the three-month periods ended September 30, 2026 and 2025, and $54,084 of amortization expense during each of the nine-month periods ended September 30, 2026 and 2025.

The Company evaluates intangible assets with infinite lives for impairment at least annually and evaluates intangible assets with finite lives when events or circumstances indicate an impairment may exist. No impairments or changes in useful lives were recognized during the nine-month periods ended September 30, 2026 and 2025, and the year ended December 31, 2025.

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

See additional discussion of loans payable in Note 11 – Related Party Transactions.

Note 7. Convertible Notes Payable

Convertible notes payable at September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Shareholder	$-	$20,000
	-	20,000
Less: current portion	-	20,000
Non-current portion	$-	$-

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

The balance of the Note was paid off in February 2026. The balance of the Note, including accrued interest, was $0 and $20,000 as of September 30, 2026 and December 31, 2025, respectively, and was included in the convertible notes payable line on the accompanying condensed consolidated balance sheets.

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

Series A Preferred Stock

The outstanding shares of Series A Preferred Stock have a stated value of $0.25 per share and are initially convertible into shares of common stock at a price of $0.05 per share (subject to adjustment upon the occurrence of certain events). The Series A Preferred Stock does not accrue dividends and ranks prior to the common stock upon a liquidation of the Company. The Series A Preferred Stock votes on all matters brought before the shareholders together with the Common stock as a single class and each share of Series A Preferred Stock has a number of votes, initially 5, equal to the number of shares of preferred stock into which it is convertible as of the record date for any vote.

Series A-2 Preferred Stock

The outstanding shares of Series A-2 Preferred Stock have a stated value of $0.16 per share and are convertible into shares of common stock at a price of $0.16 per share (subject to adjustment upon the occurrence of certain events). The rights of holders of the Company’s common stock with respect to the payment of dividends and upon liquidation are junior in right of payment to holders of the Series A-2 Convertible Preferred Shares. The rights of the holders of the Company’s Series A-2 Preferred Shares are pari passu to the rights of the holders of the Company’s Series A Preferred Shares currently outstanding.

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

For the three months ended September 30, 2025, 8,044,884 of common equivalent shares related to Preferred Shares A and A-2 were included in the computation of diluted income per share while others were excluded from the calculation based on the exercise prices for those shares. For the three and nine months ended September 30, 2026 as well as the nine months ended September 30, 2025, the Company’s potentially dilutive shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive since the Company incurred a loss in such period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common equivalent shares	8,044,884	-	8,044,884	8,044,884
Stock options	-	450,000	-	450,000
Stock warrants	416,666	-	416,666	-
Total shares excluded from calculation	8,461,550	450,000	8,461,550	8,494,884

Note 10. Stock-based Compensation

During the nine-month periods ended September 30, 2026 and 2025, there was no stock-based compensation associated with stock options. The Company issued 100,000 shares of common stock for services during each of the years ended December 31, 2025 and 2024. A portion of these shares related to services that had not yet been performed at the time of issuance and were recorded as prepaid expenses. Such prepaid amounts were subsequently recognized as expense as the related services were performed. Accordingly, the Company recognized $1,888 of expense in each three-month period ended September 30, 2026 and 2025 associated with shares issued for services in research and development, and $0 and $5,250, respectively, in general and administrative expense. The Company recognized $5,664 of expense in each nine-month period ended September 30, 2026 and 2025 associated with shares issued for services in research and development, and $1,750 and $14,000, respectively, in general and administrative expense.

There were no options granted during the nine months ended September 30, 2026 and 2025. There were no options exercised, forfeited or cancelled during either period but all options expired during the year ended December 31, 2025.

Options outstanding at September 30, 2025 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
January 1, 2021	450,000	450,000	$0.65	December 31, 2025
Total	450,000	450,000

650,000 outstanding options expired during the nine months ended September 30, 2025.

Warrants outstanding at September 30, 2026 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
December 26, 2025	416,666	416,666	$0.60	December 31, 2030
Total	416,666	416,666

550,000 outstanding warrants expired during the nine months ended September 30, 2025.

Note 11. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of cash advances received from the Company’s principal shareholder. Some advances bear no interest and are due on demand while a portion has been converted into a loan to the principal shareholder that provides interest at a rate of 10% per annum and matures on March 31, 2027. These terms and conditions may not be indicative of what a third-party investor may agree to. As of September 30, 2026, $97,816 is included in current liabilities on the condensed consolidated balance sheet as a $90,000 loan and accrued interest. As of December 31, 2025, the balance was $91,085 and included in non-current liabilities on the condensed consolidated balance sheet.

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

The valuation allowance at September 30, 2026 and December 31, 2025 was $818,220 and $794,639, respectively. The net change in valuation allowance for the quarter ended September 30, 2026 was an increase of $10,684, and for the year ended December 31, 2025 was a decrease of $96,285. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. That realization is dependent upon the future generation of taxable income during the period in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, the Company has determined that enough uncertainty exists regarding the realization of the deferred tax asset balance to apply a full valuation allowance against these assets as of September 30, 2026 and December 31, 2025. All tax years remain open for examination by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2026 and 2025 are as follows:

	September 30, 2026	December 31, 2025
Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	—	—

The Company has net operating loss carry forwards of $4,022,572 which begin to expire in 2027. Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

For the nine-month period ended September 30, 2026, the Company did not record a tax provision. The Company continues to maintain a valuation allowance against its net deferred tax assets, which will be reassessed as additional information becomes available.

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

Note 14. Commitments and Contingencies

There are no pending or threatened legal proceedings as of September 30, 2026. The Company has no non-cancellable operating leases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the twelve months ended December 31, 2025 including the consolidated financial statements and notes thereto contained in such Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are a healthcare technology company focused on improving preventive and value-based care through digital health solutions and point-of-care services. The Company provides healthcare organizations with technology-enabled programs designed to identify patient health risks, support clinical decision-making, improve patient engagement, and create new opportunities for practice revenue. As part of our mission, we are providing PCPs and other healthcare providers with the software, training and technology necessary to allow them to treat their patients using value-based healthcare, informatics and personalized medicine. Our digital healthcare, clinical decision support and point of care solutions also support non face to face remote patient and therapeutic monitoring, to address chronic care and preventive medicine and are reimbursable to the medical practice.

Increasingly, regulators and insurance companies recognize what health care technologists have been saying for nearly 20 years, which is that most chronic conditions are better managed with more frequent and short encounters often without a physician’s direct participation, rather than infrequent visits. More health insurers have realized that clinical decision support (“CDS”) technologies such as those provided through our proprietary internally-developed Quality Health System Lab Expert System software (“QHSLab”) can provide the necessary encounters to foster patient compliance in between face to face visits to a physician. As new technologies become available, government health care agencies and health insurers seek to determine the appropriate reimbursement level.

Based on the success of PCPs using our QHSLab allergy diagnostics combined with the products acquired from MedScience Research Group, Inc. (“MedScience”), we are increasing our revenues by charging physicians a monthly subscription fee for the use of QHSLab and soliciting additional PCPs to increase their revenues by using our proven revenue generating QHSLab and AllergiEnd® line of products. We also plan to introduce additional point of care solutions, and digital health programs that PCPs can use in their practices. We strive to design our solution so that in all cases, PCPs will be paid under existing government and private insurance programs, based upon analyses conducted utilizing QHSLab and treatments provided as a result of such analyses.

Our ability to operate profitably is determined by our ability to generate revenues from the licensing of our QHSLab software and the sale of diagnostic related products and treatment protocols and the provision of services through our QHSLab system. Our ability to generate a profit from these sales is determined by our ability to increase the number of physicians using these products which is highly dependent upon the ability of our physician customers to obtain reimbursement for their services. We will continue to upgrade QHSLab in an effort to increase the number of products sold based upon the services it can provide and for which we are able to charge a fee.

Our revenues are, in part, dependent on the ability of our medical practice clients to obtain reimbursement from Medicare, Medicaid, and commercial health insurance providers for clinical services supported by our technology and programs. Government agencies and insurance providers regularly review reimbursement policies, coverage limitation rates, reimbursement rates, documentation requirements and claims adjudication practices to reflect changes in medical practice and the insurance regulations. Changes made by these entities may adversely affect our clients ability to generate revenues and profitability operate their practices, which may reduce demand for our products and services, affect client utilization of our products, result in delayed payments, require adjustments to our service offerings and pricing, and, in extreme circumstances, cause a provider to stop using our products and services entirely. Healthcare reimbursement policies are subject to ongoing review and modification by government and commercial payers, and we cannot predict the timing, nature, or financial impact of future changes. Accordingly, changes in reimbursement policies could materially adversely affect our revenues, operating results, and future growth.

Management continuously monitors developments in healthcare reimbursement in an effort to anticipate changes and adapt our programs and services to evolving payer requirements.

We operate as a single operating segment and single reportable segment. Our CODM, the Chief Executive Officer, allocates resources and assesses performance based upon condensed consolidated financial information and due to the interconnected relationship of our products which are predominately offered to the same class of customer, manages our business as a single operating segment.

Results of Operations during the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025

Revenues

For the three months ended September 30, 2026, we generated revenues of $677,172 compared to $737,066 for the three months ended September 30, 2025, representing a decrease of $59,894, or 8.1%. The decrease was primarily attributable to a 37.0% reduction in combined Allergy Diagnostics and Allergen Immunotherapy treatment revenues, partially offset by a 17.4% increase in revenues generated from our Integrated Service Program (“ISP”).

The reduction in allergy-related revenues reflected lower purchasing activity by certain existing physician customers during the quarter. Management is evaluating the extent to which seasonal ordering patterns, physician practice economics, and changes in healthcare insurance affordability and reimbursement policies may have contributed to reduced customer demand. The relative impact of these factors has not yet been established. In September 2026, the Company implemented changes to its vendor relationships expected to reduce the cost of allergy diagnostic kits by approximately 10% to 13%, based on historical product sales mix and revised supplier pricing. These reductions are expected to improve gross margins on future allergy diagnostic kit sales. Despite the decline in allergy-related revenues, the Company continued to experience year-over-year growth in ISP revenues, reflecting the increasing contribution of its technology-enabled healthcare services to its overall revenue mix.

For the nine months ended September 30, 2026, we generated revenues of $2,253,347 compared to $1,987,931 of revenues for the nine months ended September 30, 2025. The increase in revenues in the first nine months of 2026 was attributed to a 63.9% increase in revenues generated from ISP services to $1,287,692 compared to $785,506 during the nine months ended September 30, 2025.

Our revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Integrated Service Program	$421,792	$359,376	$1,287,692	$785,506
Allergy Diagnostic Kit Sales	141,403	216,363	566,231	678,920
Immunotherapy Treatment Sales	77,581	131,477	262,623	348,691
Clinical Study Revenue	-	-	29,700	89,100
Subscription Revenue	8,283	15,876	26,897	34,413
Shipping and Handling	7,699	11,458	30,253	31,519
Training & Other Revenue	20,414	2,516	49,951	19,782
Total revenue	$677,172	$737,066	$2,253,347	$1,987,931

Cost of Revenues and Gross Profit

Cost of revenues consists of the cost of AllergiEnd® test kits and allergen immunotherapy pharmacy prepared treatment sets, shipping costs to our customers as well as administrative and revenue sharing services and labor expenses directly related to ISP sales and the amortization of our capitalized software.

For the three months ended September 30, 2026 and 2025, cost of revenues was $208,709 and $243,435, respectively.

The Company generated a gross profit of $468,463 during the three months ended September 30, 2026 compared to $493,631 for the three months ended September 30, 2025. Gross margin increased to 69.2% for the quarter compared to 67.0% during the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025, cost of revenues was $724,297 and $665,341, respectively.

The Company generated gross profit of $1,529,050 during the nine months ended September 30, 2026, compared to $1,322,590 for the nine months ended September 30, 2025. Gross margin increased from 66.5% to 67.9% during the respective periods. The improvement in gross margin was primarily attributable to a favorable shift in revenue mix, including a $502,186 (63.9%) increase in ISP revenue, and operating efficiencies across the Company’s core product lines.

Beginning in September 2026, the Company implemented changes to its vendor relationships that are expected to reduce the cost of allergy diagnostic kits by approximately 10% to 13%. Management anticipates that these cost reductions will contribute favorably to gross margins in future periods as the benefits are realized, although the actual impact will depend on sales volumes and product mix.

As we continue to introduce new products, the gross margins may vary significantly between periods, due, among other things, to differences among our customers and products sold, customer negotiating strengths, and product mix.

Sales and Marketing

Sales and marketing expenses consist primarily of costs associated with selling and marketing our products to PCPs, principally ongoing sales efforts to recruit new PCPs and maintain our relationships with PCPs already using our software and products. These expenses include employee compensation and costs of consultants.

For the three months ended September 30, 2026, sales and marketing expenses totaled $141,060, an increase of $25,892 compared to $115,168 for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, sales and marketing expenses totaled $454,974, an increase of $137,697 compared to $317,277 for the nine months ended September 30, 2025.

The increases in sales and marketing expenses for the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025 relate primarily to increases in marketing expenses and payroll-related expenses as we are investing in more sales and marketing activities to support our increasing ISP revenue. We expect our sales and marketing expenses to continue to increase as we seek to build our customer base and launch additional products. Nevertheless, if we are successful in onboarding a sufficient number of PCPs and maintaining our relationships with these PCPs once they begin to fully utilize our products, sales and marketing expenses could decrease as a percentage of revenues, though we may increase our marketing efforts as funds become available.

General and Administrative

General and administrative expenses consist primarily of personnel and contract labor costs, accounting and legal fees, professional and management consulting services, corporate insurance, and other expenses associated with the administration and operation of the Company.

For the three months ended September 30, 2026, general and administrative expenses totaled $244,705, an increase of $113,290, or 86.2%, compared to $131,415 for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, general and administrative expenses totaled $768,927, an increase of $282,602, or 58.1%, compared to $486,325 for the nine months ended September 30, 2025.

The increase in general and administrative expenses during the periods ended September 30, 2026 was primarily attributable to higher personnel and contract labor costs, additional corporate insurance expenses, and increased administrative and professional service costs. During 2026, the Company introduced Directors and Officers liability insurance as part of its corporate governance and risk management practices, contributing to the increase in insurance expenses compared with the prior-year periods.

Management continues to evaluate its administrative cost structure and implement expense management measures while maintaining the personnel, professional services, and corporate infrastructure necessary to support the Company’s operations and regulatory reporting obligations. Future general and administrative expenses will depend on operating requirements, the level of business activity, and management’s ongoing efforts to improve operating efficiency.

Research and Development

Research and development (“R&D”) expenses primarily consist of costs associated with the development, maintenance, and enhancement of the Company’s proprietary QHSLab technology platform, including software engineering, clinical assessment development, and related digital healthcare programs. R&D costs are expensed as incurred.

For the three months ended September 30, 2026, R&D expenses totaled $115,074, a decrease of $17,695, or 13.3%, compared to $132,769 for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, R&D expenses totaled $350,604, a decrease of $18,562, or 5.0%, compared to $369,166 for the nine months ended September 30, 2025.

Research and development expenses remained relatively consistent with the comparable nine-month period in 2025, reflecting the Company’s continued investment in enhancing its technology platform, expanding its library of clinical assessments, and developing additional digital healthcare programs. Management continues to focus on improving development efficiency while prioritizing technology enhancements and new services that support physician adoption, patient engagement, and revenue growth. Future R&D expenditures will be evaluated in relation to commercial opportunities, operational priorities, and the Company’s objective of achieving sustainable profitability.

Other Income and Expense

For the three months ended September 30, 2026, interest expense decreased by $60,099 to $2,741 from $62,840 for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, interest expense decreased by $175,412 to $19,482 from $194,894 for the nine months ended September 30, 2025.

The decrease is driven by the conversion and settlement of multiple loans during the fourth quarter of 2025 including the elimination of default interest associated with certain of the notes.

Net Operating Income (Loss); Net Income (Loss)

Although revenue increased approximately 13.4% during the nine months ended September 30, 2026, the Company reported an operating loss of $99,539, compared to operating income of $95,738 during the comparable prior-year period. The change in operating results was primarily attributable to increased sales and marketing expenditures and general and administrative expenses associated with expanding the Company’s physician network, commercial operations, and administrative capabilities. These expenditures were partially offset by increased revenue and gross profit, as well as modest reductions in research and development expenses.

For the nine months ended September 30, 2026, the Company reported a net loss of $119,021, compared to a net loss of $99,156 during the comparable prior-year period. The increase in operating expenses was substantially offset by a reduction in interest expense, which decreased from $194,894 in 2025 to $19,482 in 2026, reflecting the Company’s reduced debt obligations.

Management remains focused on improving operating efficiency, expanding recurring revenues, and achieving sustainable profitability. The continued growth of the Company’s Integrated Service Program and investment in its technology platform are expected to support greater operating leverage as revenues increase. Management intends to maintain a disciplined approach to expenditures, prioritizing investments in technology, customer acquisition, and commercialization activities that support revenue growth and improved financial performance. Future operating results will depend on the Company’s ability to increase revenues while effectively managing operating costs.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate sufficient funds to support its operations, meet financial obligations, and fund future growth.

As of September 30, 2026, the Company had current assets of $519,108, consisting primarily of cash and cash equivalents of $190,464, accounts receivable, net, of $308,923, and prepaid expenses and other current assets of $19,721. Current liabilities totaled $247,114, including accounts payable of $135,616, other current liabilities of $13,682, and amounts due to a related party of $97,816. The Company had no outstanding long-term liabilities as of September 30, 2026.

At December 31, 2025, the Company had current assets of $883,009, including cash and cash equivalents of $636,157, accounts receivable, net, of $190,610, inventory of $35,790, and prepaid expenses and other current assets of $20,452. Current liabilities totaled $449,860, including accounts payable of $326,431, other current liabilities of $17,858, and current portions of loans and convertible notes totaling $105,571. Long-term liabilities consisted of outstanding loan balances of $96,218.

Cash and cash equivalents decreased by $445,693 during the nine months ended September 30, 2026, from $636,157 at December 31, 2025 to $190,464 at September 30, 2026. The decrease primarily reflected $334,989 of cash used in operating activities to support sales growth and $110,704 used in financing activities, principally for the repayment of outstanding debt obligations.

Cash used in operating activities reflected the Company’s operating losses, increased working capital requirements, and continued investment in sales and marketing, technology development, and administrative capabilities to support its expanding physician network and healthcare service programs. Accounts receivable increased by $118,313 during the period, reflecting additional working capital requirements associated with the Company’s revenue growth. These cash requirements were partially offset by reductions in operating liabilities and other changes in working capital.

During the nine-month period, the Company substantially reduced its outstanding debt obligations, including repayment of its remaining loan balances, contributing to a significant reduction in interest expense compared with the prior-year period. Management believes the reduction in debt has strengthened the Company’s financial flexibility and reduced future debt servicing requirements.

Management continues to focus on improving operating cash flow through disciplined expense management, timely collection of accounts receivable, growth in recurring revenues, and improvements in gross margins. The Company is also prioritizing investments in technology, customer acquisition, and commercialization activities that support revenue growth and operating efficiency. Management believes these initiatives may contribute to improved operating leverage as the business expands, although the timing and extent of such improvements remain uncertain.

Notwithstanding these initiatives, the Company incurred a net loss of $119,021 and used $334,989 in cash from operating activities during the nine months ended September 30, 2026. The Company’s ability to meet future operating requirements will depend on its ability to generate sufficient revenues, improve operating cash flows, and collect outstanding receivables. Management’s plans are focused on achieving sustainable profitability and positive operating cash flows; however, the Company has not yet demonstrated sustained profitability from operations, and substantial doubt remains regarding its ability to continue as a going concern.

Additional financing may be required if operating results or cash collections do not meet management’s expectations. Although the reduction in outstanding debt may provide greater financial flexibility, there can be no assurance that additional financing will be available on commercially reasonable terms, if at all. Management will continue to evaluate opportunities to strengthen liquidity and capital resources while maintaining a disciplined approach to operating expenditures and long-term growth initiatives.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had an accumulated deficit of $4,022,572 and reported a net loss of $119,021 for the nine months then ended. For the year ended December 31, 2025, the Company reported net income of $457,417, principally attributable to a gain of $1,145,695 from the extinguishment of debt. The Company used $334,989 in cash from operating activities during the nine months ended September 30, 2026, compared with cash generated from operating activities of $178,118 for the year ended December 31, 2025.

Despite improvements in revenue, gross margins, and the substantial reduction of outstanding debt obligations, the Company’s history of operating losses and negative operating cash flows raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue operations is dependent upon achieving sustainable positive operating cash flows or obtaining additional financing, if necessary. The condensed consolidated financial statements do not include any adjustments to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

For the nine months ended September 30, 2026, revenue increased approximately 13.4% compared with the corresponding prior-year period, supported by continued growth in the Company’s ISP. However, increased operating expenses associated with sales and marketing, personnel, and administrative infrastructure exceeded the growth in gross profit, resulting in an operating loss for the period. Management is focused on improving operating efficiency, controlling expenditures, and expanding recurring revenue streams to support sustainable profitability.

As of September 30, 2026, the Company maintained cash and cash equivalents of $190,464, net accounts receivable of $308,923, and positive working capital of $271,994. Management expects working capital requirements to fluctuate with changes in revenue, customer billing and collection cycles, and the timing of operating expenditures. The continued expansion of service-based revenues may result in increased accounts receivable balances, requiring effective collection practices and disciplined working capital management.

The Company has substantially reduced its outstanding debt obligations, resulting in lower interest expense and reduced debt servicing requirements. Management intends to prioritize funding operations through internally generated cash flows and the collection of outstanding receivables while maintaining a disciplined approach to expenditures. The Company’s operating strategy emphasizes growth in higher-margin recurring revenues, improvements in gross margins, and selective investment in technology development, customer acquisition, and commercialization activities that support operational efficiency and long-term growth.

Management continues to evaluate opportunities to improve liquidity and strengthen the Company’s financial position. Although management believes that revenue growth, improved cost management, and anticipated collections of outstanding receivables may support future operating requirements, the Company has not yet demonstrated sustained positive operating cash flows. Accordingly, there can be no assurance that existing resources and future operating cash flows will be sufficient to fund operations over the next twelve months.

If additional capital becomes necessary, the Company may seek financing through debt, equity, or other arrangements. In particular, delays in collecting outstanding accounts receivable or increased working capital requirements may necessitate additional short-term borrowing to support ongoing operations. Management will continue to evaluate available financing alternatives based on the Company’s liquidity requirements, anticipated operating cash flows, financing costs, and the interests of its shareholders. There can be no assurance that additional financing will be available on acceptable terms, if at all.

Additional issuances of equity or convertible securities could result in dilution to existing shareholders and may involve terms or preferences senior to those of the Company’s common stock. Additional borrowings could increase debt servicing obligations, require collateral or restrictive covenants, and limit financial flexibility. There can be no assurance that additional financing will be available on commercially reasonable terms, if at all. If sufficient capital is unavailable when required, the Company may need to reduce operating expenditures, delay planned investments, or limit business expansion, which could adversely affect its operations and financial performance.

The Company’s ability to obtain additional capital, if required, will depend on prevailing financial market conditions, investor demand, and its operating performance. General economic conditions, inflation, healthcare reimbursement policies, geopolitical developments, and other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 may affect both the Company’s operating results and its access to financing.

Management remains focused on strengthening the Company’s financial position through disciplined capital allocation, improved operating cash flows, and the continued development of its technology-enabled healthcare services. The Company’s objective is to achieve sustainable profitability while maintaining the financial flexibility necessary to support future growth opportunities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2026, our chief executive officer, who is also our chief financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Many of these deficiencies stem from a lack of adequate personnel, including individuals with experience in financial reporting. Management has identified corrective actions for the weakness and will periodically reevaluate our ability to add personnel and implement improved review procedures as they can be supported by the growth in our business.

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

QHSLab, Inc.

By:	/s/ Troy Grogan
Troy Grogan
Chief Executive Officer and Chief Financial Officer

Date:	November 12, 2026

